Form 10QSB
period 1997-12-31
THERMODYNETICS INC
filed 1998-02-27
CIK 351902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997
                                                 Commission File Number: 0-10707


                              THERMODYNETICS, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                    06-1042505
(State or other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


651 Day Hill Road, Windsor, CT               06095               860 683-2005
(Address of Principal Executive Offices)   (Zip Code)         (Telephone Number)


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes _X_                         No___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           Class                                Outstanding at December 31, 1997
 Common stock $.01 Par Value                               12,569,591 Shares

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                     Page Number
                                                                     -----------


 PART I            FINANCIAL INFORMATION

       Item 1.     Financial Statements

                   Consolidated Balance Sheet
                      December 31, 1997 and March 31, 1997.................    3

                   Consolidated Statement of Income
                      Three Months Ended December 31,
                      1997 and 1996........................................    4

                   Consolidated Statement of Income
                      Nine Months Ended December 31,
                      1997 and 1996........................................    5

                   Consolidated Statement of Cash Flows
                      Nine Months Ended December 31,
                      1997 and 1996........................................    6

                   Notes to Consolidated Financial Statements..............  7-8

       Item 2.     Management's Discussion and Analysis ................... 9-10


 PART II           OTHER INFORMATION

       Item 1.     Legal Proceedings.......................................   11

       Item 2.     Changes in Securities...................................   11

       Item 3.     Defaults Upon Senior Securities.........................   11

       Item 4.     Submission of Matters to a Vote of Security Holders.....   11

       Item 5.     Other Information.......................................   11

       Item 6.     Exhibits and Reports on Form 8-K........................   11


SIGNATURE PAGE ............................................................   12

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                            December 31,     March 31,
                                                               1997            1997
                                                            (Unaudited)      (Audited)
CURRENT ASSETS
  Cash                                                     $     2,604    $     2,550
  Accounts Receivable, Net                                   1,002,302      1,227,155
  Inventories                                                1,520,522      1,230,566
  Prepaid Expenses and Other Current Assets                    281,816        250,956
                                                           -----------    -----------
    Total Current Assets                                     2,807,244      2,711,227
                                                           -----------    -----------

PROPERTY , PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                    8,799,248      8,615,418
  Less: Accumulated Depreciation                             4,371,166      4,132,228
                                                           -----------    -----------
   Property, Plant, and Equipment - Net                      4,428,082      4,483,190
                                                           -----------    -----------

OTHER ASSETS
  Undeveloped Land Held for Investment                         116,593        115,111
  Intangible Assets - Net of Amortization                      129,424        142,136
  Officers' Life Insurance                                     908,789        719,881
  Deferred Assets                                                3,143          8,468
  Deposits                                                       6,462          5,612
  Marketable Equity Securities, at Market                      416,500        392,000
                                                           -----------    -----------
    Total Other Assets                                       1,580,911      1,383,208
                                                           -----------    -----------

TOTAL ASSETS                                               $ 8,816,237    $ 8,577,625
                                                           ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                         $   646,155    $   758,914
  Accrued Taxes and Expenses                                    97,939        120,454
  Current Portion of Long Term Debt                            291,567        253,178
  Notes Payable - Bank                                       1,083,636      1,303,813
                                                           -----------    -----------

    Total Current Liabilities                                2,119,297      2,436,359
                                                           -----------    -----------

LONG TERM DEBT                                               2,447,412      2,101,458
                                                           -----------    -----------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 12,569,591 shares
      At 12/31/97 and 12,476,057 shares at 3/31/97             125,696        124,761
    Additional Paid-in Capital                               5,411,525      5,404,037
  Less:  Treasury Stock, at Cost                               320,521        320,521
  Less:  Valuation Reserve for Long-Term Investments           171,500        196,000
  Retained Earnings (Deficit)                                 (795,672)      (972,469)
                                                           -----------    -----------
    Total Stockholders' Equity                               4,249,528      4,039,808
                                                           -----------    -----------

TOTAL LIABILITIES AND                                      $ 8,816,237    $ 8,577,625
  STOCKHOLDERS' EQUITY                                     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                        1997            1996
                                                     -----------    -----------

Net Sales                                            $ 2,031,411    $ 2,174,916

Cost of Goods Sold                                     1,502,137      1,549,216
                                                     -----------    -----------

Gross Profit                                             529,274        625,700

Selling, General & Administrative Expenses               388,701        476,759
                                                     -----------    -----------

Income From Operations                                   140,573        148,941
                                                     -----------    -----------

Other Income (Expense)
     Interest Expense, Net                               (90,245)       (84,391)
     Other - Net                                          (6,624)        (6,624)
                                                     -----------    -----------
     Total Other Income (Expense)                        (96,869)       (91,015)
                                                     -----------    -----------

Income Before Income Taxes                                43,704         57,926

Provision for Income Taxes                                   -0-            -0-
                                                     -----------    -----------

Net Income                                           $    43,704    $    57,926
                                                     ===========    ===========


Earnings per Share - Basic and Diluted                      NIL     $       NIL
                                                     ===========    ===========

Weighted Average Shares Outstanding - Basic           12,569,646     12,476,002
                                                     ===========    ===========
Weighted Average Shares Outstanding - Diluted         15,595,138     16,022,026
                                                     ===========    ===========


    The accompanying notes are an integral part ofthese financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                       1997             1996
                                                   ------------    ------------

Net Sales                                          $  6,446,283    $  6,612,854

Cost of Goods Sold                                    4,671,598       4,847,601
                                                   ------------    ------------

Gross Profit                                          1,774,685       1,765,253

Selling, General & Administrative Expenses            1,303,840       1,268,718
                                                   ------------    ------------

Income From Operations                                  470,845         496,535
                                                   ------------    ------------

Other Income (Expense)
     Interest Expense, Net                             (274,176)       (235,570)
     Other - Net                                        (19,872)        (21,145)
                                                   ------------    ------------
     Total Other Income (Expense)                      (294,048)       (256,715)
                                                   ------------    ------------

Income Before Income Taxes and
   Extraordinary Item                                   176,797         239,820
Provision for Income Taxes                                  -0-             -0-
                                                   ------------    ------------
Net Income Before Extraordinary Item                    176,797         239,820

Extraordinary Item:
     Gain on Forgiveness of Indebtedness                    -0-         121,004
                                                   ------------    ------------
Net Income                                         $    176,797    $    360,824
                                                   ============    ============

Earnings per Share-Basic and Diluted
     Net Income Before Extraordinary Item          $        .01    $        .01
     Extraordinary Item                                     -0-             .01
                                                   ------------    ------------

Earnings Per Share-Basic and Diluted               $        .01    $        .02
                                                   ============    ============

Weighted Average Shares Outstanding-Basic            12,543,781      12,434,431
                                                   ============    ============
Weighted Average Shares Outstanding-Diluted          15,605,390      16,370,649
                                                   ============    ============


    The accompanying notes are an integral part ofthese financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                           1997           1996
                                                                       -----------    -----------
OPERATING ACTIVITIES:
  Net income before extraordinary item                                 $   176,797    $   239,820
         Adjustments to reconcile net income to net
         cash provided by operating activities:

  Depreciation and amortization                                            256,975        277,301
  Gain on forgiveness of indebtedness                                          -0-        121,004
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                               (112,759)      (199,256)
    Decrease (increase) in prepaid expenses                                (31,710)       (66,213)
     and other assets
    Decrease (increase) in accounts receivable                             224,853        219,784
    Decrease (increase) in inventories                                    (289,956)      (134,526)
    Increase (decrease) in accrued expenses                                (14,092)       (29,213)
                                                                       -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                           210,108        428,701
                                                                       -----------    -----------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment                              (183,830)      (231,438)
  Increase in other investments                                             (1,482)        (1,406)
  Increase in life insurance premiums receivable                          (188,908)      (137,864)
                                                                       -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                                          (374,220)      (370,708)
                                                                       -----------    -----------

FINANCING ACTIVITIES
  Sale of common stock                                                         -0-            550
  Principal payments on debt obligations                                  (449,008)    (1,607,606)
  Net proceeds from revolving and term debt                                613,174      1,549,083
                                                                       -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                           164,166        (57,973)
                                                                       -----------    -----------

INCREASE (DECREASE) IN CASH                                                     54             20

CASH AT BEGINNING OF PERIOD                                                  2,550          2,529
                                                                       -----------    -----------

CASH AT END OF PERIOD                                                  $     2,604    $     2,549
                                                                       ===========    ===========

    The accompanying notes are an integral part of these financial statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended December 31, 1997 and December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

     Inventories consist of the following at December 31:

                                                    1997                 1996
                                                 ----------           ----------
            Raw materials                        $  956,375           $  880,199
            Work-in-process                         208,625              355,296
            Finished goods                          355,522              215,689
                                                 ----------           ----------
                                                 $1,520,522           $1,451,184
                                                 ==========           ==========

NOTE 3: EARNINGS PER SHARE

     During the period ended December 31, 1997, the Company adopted "Statement of Accounting Standards No. 128, Earnings per Share" (SFAS 128). Earnings per share for the three and nine months ended December 31, 1997 and December 31, 1996 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:

                                         Three Months Ended        Nine Months Ended
                                         1997          1996         1997       1996
                                         ----          ----         ----       ----
Weighted Average Shares Outstanding-
        (Basic)                        12,569,646   12,476,002   12,543,781   12,434,431

Assumed Conversion of Stock Options     3,025,492    3,546,024    3,361,608    3,936,218
                                       ----------   ----------   ----------   ----------

Weighted Average Shares Outstanding-
         (Diluted)                     15,595,138   16,022,026   15,605,390   16,370,649
                                       ----------   ----------   ----------   ----------

NOTE 4: INCOME TAXES

     The Company adopted "Statement of Accounting Standards No. 109, Accounting For Income Taxes" (SFAS 109) effective April 1, 1994. The statement requires that deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not.

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

Assets:
  Uniform capitalization adjustment                        $   2,351
  Net operating loss carryforward                            501,997
  Other                                                        5,728
                                                           ---------
                                                             510,076
Liabilities:
  Accelerated depreciation                                    29,424
                                                              29,424
Net deferred tax asset
  before valuation allowance                                 480,652

Less: Valuation allowance                                   (480,652)
                                                           ---------
Net deferred tax asset                                     $     -0-
                                                           =========


     The Company established a valuation reserve for the full amount of the net deferred tax asset due to the uncertainty associated with its realization through future operating results.

     At December 31, 1997, the Company had net operating loss carryforwards of $1,476,000 expiring from 2001 to 2007. In addition, unused tax credits of $144,000 expire from 1998 to 2001 and are also being carried forward.


NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                       9 Months Ended Dec. 31,
                                                         1997           1996
                                                         ----           ----

Cash payments for interest                             $ 274,176      $ 235,570
 Issuance of common stock to 401(k) plan               $   8,423      $   3,011
Valuation reserve to reflect long-term equity
      securities at market                             $ (24,500)     $(147,000)

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     RESULTS OF OPERATIONS

     Sales for the three and nine months ended December 31, 1997 were lower than the respective periods in fiscal 1997 as atypical weather patterns in the United States reduced sales of space conditioning products throughout the industry. Moderate temperatures during the summer season followed a generally cool spring, creating over-inventory positions at many large HVAC manufacturers. Accordingly, the sales growth expected for the quarter did not materialize. The Company is currently developing other heat transfer products to broaden its customer base.

     Sales for the three months ended December 31, 1997 were $143,505 or 6.5% below the level of the comparable prior year period. For the nine months, sales were $166,571 or 2.5% lower than the December 1996 year-to-date results. Projected shipment levels for the fourth quarter, period ending March 31, 1998, are expected to be comparable to the most recently completed quarter as milder than normal winter climates in many parts of the country have continued to depress sales of space conditioning products.

     In late January, the Company introduced a new product line, suction line heat exchangers, primarily geared to the commercial refrigeration market. At the January 1998 Air-conditioning, Heating and Refrigeration Exposition, a large international trade show, these products were well received by both the OEM and wholesale/distribution markets. Initial orders have already been received with shipments scheduled to commence within the current quarter.

     Gross profit margins remained relatively flat for both the three and nine month periods and compared to the prior year. For fiscal 1998, the current quarter resulted in a 26% gross margin; while year-to-date the result was 27%. In the prior year, gross margins for the quarter and nine months were 29% and 27%, respectively. In December, additional manufacturing cells were installed in many production areas that are expected to increase future productivity and improve scheduling flexibility; this resulted in additional labor costs which adversely impacted manufacturing margins. Some carryover of these one-time costs will also be reflected in January's results. The favorable impact of these changes are expected to begin to be reflected in the latter stages of this fiscal year (March 1998) and into the first and second quarters of fiscal 1999.

     Selling, general and administrative expenses ranged between 19% and 22% of net sales for the current three and nine-month periods of both years. These expenses declined in the current quarter compared to the third quarter of fiscal 1997 due to the timing of certain expenditures in the current and prior years. Overall, the Company continues to expand its engineering and marketing functions in support of new product development and market diversification. This trend is reflected in the increase in operating expenses on a year to date comparative basis.

     Other expense remained constant at 4% of net sales for all periods. Interest paid to banks represents the largest portion of this category. During the current quarter, the Company completed a refinancing of a portion of its term debt, which was used to reduce its revolving line of credit.

     An extraordinary gain of $121,004, net of related expenses was recorded in the prior year pursuant to the refinancing of a real estate mortgage secured by one of the Company's manufacturing plants.

     LIQUIDITY AND CAPITAL RESOURCES

     Working capital at December 31, 1997 was $687,947 compared to $274,868 at March 31, 1997 and $468,400 at December 31, 1996. The improvement in working capital was largely due to the refinancing of certain term debt, which resulted in lower levels of trade debt and the reduction of borrowings under the revolving line of credit.

     Cash provided by operating activities totaled $210,108 for the current period as net income and depreciation, coupled with a reduction in trade receivables offset continuing investments in operating assets. The increase in inventory of $289,956 was primarily created by the need to generate higher levels of finished goods due to the manufacturing realignment at the end of the quarter. Inventory levels are anticipated to remain higher than prior year levels as the Company must maintain a higher level of raw material stock in order to meet customer requirements for shorter lead-times. In the prior year, slightly higher levels of operating income, together with an extraordinary gain of $121,004 resulting from a refinancing, resulted in cash provided from operations of $428,701 for the same period.

     Cash used in investing activities was level for both the current and prior years. During the current year, a substantial investment in plant assets was made to enable the conversion of a portion of the factory to manufacturing cells.

     Financing activities relate to refinancings and repayments of the Company's term and revolving debt. During the current year the Company refinanced a portion of term debt secured by plant assets and used the proceeds to reduce short-term borrowings. The lower interest rate negotiated is expected to reduce debt service expense in future periods. In the prior year, a real estate mortgage was refinanced which generated an extraordinary gain of $121,004 on the retirement of the then-existing mortgage.

     No further refinancings are under consideration, as the Company believes it has sufficient resources available to fund current development programs. However, as the Company is investigating acquisition opportunities, additional capital to finance such activities may be necessary. It is believed that financing is available for suitable investments.


     FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, and changes in unit prices, supply and demand for the Company's tubing products especially in applications serving the commercial, industrial and residential construction industries.

     When used words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     There are no material legal proceedings known or threatened against the Company.

Item 2. Change in Securities.

     No class of registered securities of the Company have been materially modified, and no class of registered securities have been materially limited or qualified by the issuance or modification of any other class of securities of the Company.

Item 3. Defaults Upon Senior Securities.

     There have been no defaults of any terms of the Company's securities.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Securities Holders of the Company during the quarterly period for which this report is filed.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit 27, Financial Data Schedule, has been submitted with this report.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THERMODYNETICS, INC.



Date: February 13, 1998               By:  /s/Robert A. Lerman
                                           ------------------------------------
                                           Robert A. Lerman
                                           President


Date: February 13, 1998               By:  /s/Robert I. Lieberman
                                           ------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer