Form 10KSB
period 1998-03-31
THERMODYNETICS INC
filed 1998-06-29
CIK 351902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998          Commission file number 0-10707


                              THERMODYNETICS, INC.
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                        06-1042505
(State or other jurisdiction of                 (I.R.S. Employer Identification
 Incorporation or Organization)                           Number)


651 Day Hill Road,                    06095               (860) 683-2005
Windsor, Connecticut                (Zip Code)       (Issuer's telephone number)
(Address of Principal
 Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
  Title of Each Class                                    on which Registered
        None                                                   None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                           Common Stock $.01 par value

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $8,601,629.

As of June 12, 1998 the aggregate market value of the voting stock held by nonaffiliates of the Issuer was approximately $1,350,000 based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board system.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

Class                                           Outstanding as of March 31, 1998
-----                                           --------------------------------

Common Stock $.01 par value                             12,569,646 Common shares

Transitional Small Business Disclosure Format        Yes [_]  No [X]

                                     PART I

Item 1. Description of Business

     (a) Business Development - Thermodynetics, Inc., a Delaware corporation incorporated in 1981, is the successor by merger in 1981 to Spiral Tubing Corporation which had been incorporated in 1972. Thermodynetics, Inc. is referred to individually and collectively with its Turbotec Products, Inc. ("Turbotec"), TPI Systems, Inc. ("TPI") and National Energy Systems, Inc. ("NES") subsidiaries as the "Company". The Company is engaged in the design, manufacture and sale of enhanced surface metal tubing and related assemblies primarily for heat transfer applications using its patented and/or proprietary technology. The Company's products are primarily used in heat pumps, chillers, heat reclaimers and biomedical heat exchangers serving the heating, air conditioning, refrigeration, food processing, beverage, medical equipment, marine, plumbing, commercial and residential construction, and aerospace industries and may be used in most applications where heat exchange is required.

     (b)  Business of Issuer

     (1) Products and Marketing - The Company manufactures surface enhanced metal tubing and related assemblies for heat transfer and plumbing applications. The Company's patented and/or proprietary machinery transforms smooth metal tubing using its patented and/or proprietary technology into surface enhanced tubing. The Company's enhanced tubing is primarily used in applications involving laminar or turbulent flow of fluids for efficient transfer of heat. The enhanced tubing products have a significantly greater surface area than a smooth tube of the same length which improves heat transfer efficiency and reduces the amount of metal tubing required. The enhanced tubes are easily bent or coiled without significant distortion into tight radii suited to the formation of space-saving sizes and shapes.

     The Company's products are presently used in heat pumps as condensers and evaporators in heating, refrigeration, food processing and air-conditioning systems; in the biomedical field (as blood or intravenous fluid heat exchangers); in heat recovery units used to heat water with waste heat from air conditioning, refrigeration systems, in ice production systems; in laser coolers, beverage dispensers, food processing systems, chillers, heat pump systems and boilers, and modules for use as components in large condensing or desuperheater systems; and are generally usable in most applications where heat transfer is required. The tubing, when used as a flexible connector, also facilitates the installation of plumbing fixtures and modules.

     The Company's heat recovery systems are installed in food processing plants, restaurants, hotels, supermarkets, military bases and individual residences, capturing waste heat (from refrigeration and air conditioning equipment) which is used to produce hot water.

     The Company's products are designed for specific customer requirements taking into account such variables as allowable temperature and pressure differentials, the nature of the fluids to be used (liquids or gases), the required flow rates and the operational and environmental conditions. These factors are considered to determine the type, length, diameter and degree of enhancement of the metal tubing to be used (usually copper, copper nickel, aluminum, carbon steel or stainless steel although any metal may be utilized), and the physical characteristics of the tube. The Company's machinery permits the manufacture of enhanced tubing ranging from 1/8 inch to six inches in diameter, from four inches to 40 feet in length, and with tubing wall thicknesses ranging from .005 to .125 inch.

     After design, the Company usually manufactures a prototype for a customer at prices ranging from approximately $500 to $3,000. After testing and customer acceptance, the customer places purchase orders with the Company ranging from $1,000 for small orders to as much as $250,000 for large orders. In addition, certain customers have placed blanket purchase orders for shipments to be made over extended periods at sales volumes ranging from approximately $1,000 to $150,000 per month.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 2

     The Company owns specially designed patented and/or proprietary machinery which is used to enhance and coil its metal tubing products as well as tools and dies and other nonproprietary machinery to perform normal fabrication functions. The Company believes its present machinery at both of its Connecticut facilities are adequate for it to manufacture and ship up to approximately $16 million per year of its products based upon present prices.

     (2)  Distribution Methods

          (a) Marketing and Sales - The Company markets its metal tubing products in the United States, Canada and abroad through its Sales Manager who, supported by other personnel, develop sales leads along with serving existing customers. They are currently compensated on a salaried and incentive basis. In addition, the Company uses independent sales representatives and distributors. The Company advertises its products in trade periodicals and at trade shows.

          (b) Foreign Operations and Export Sales - The Company has had no foreign operations and its export sales during the past fiscal year did not exceed 5% of gross sales.

          (c) Seasonal Nature of the Business - The Company believes its present business is somewhat seasonal in nature as a significant portion of the Company's revenues are derived from sales relating to space-conditioning and heat pump applications.

     (3) New Product Status - Inapplicable.

     (4) Competition - Although the Company believes its products are competitive in most applications based on cost and efficiency, many competing products are offered by manufacturers and distributors who are longer established, larger, and who possess substantially greater financial resources and substantially larger administrative, technical and marketing staffs than the Company. No assurances can be given that the Company will be able to successfully compete with such firms.

     (5) Raw Materials - The Company's surface enhanced metal tubing is manufactured from smooth tubing, usually copper, cupronickel, aluminum, carbon steel or stainless steel. The Company usually purchases tubing in mill quantities manufactured to its specifications by various tube fabricating mills. The Company does not believe that it is a major customer of any mill or distributor and has no supply contracts. The Company has not experienced any significant shortages or extended delays in deliveries of raw materials during the past five years. There is no assurance that shortages or delays will not occur in the future causing disruptions in production, shipments and profitability.

     (6) Dependence on Single or Few Major Customers - For the fiscal year ended March 31, 1998, three (3) customers, 56% in the aggregate, each accounted for more than 10% of the Company's net sales. There is no assurance the Company will retain these customers and if it does not, the loss of one or more of these customers could have a material adverse affect upon the Company.

     (7) Patents, Trademarks, Licenses, Franchises and Concessions - The Company currently owns two (2) United States Patents expiring in 2003 and 2008. The Company also owns patents in Canada and trademarks in Canada and Australia all related to manufacturing methods, machinery and types of tubing. The Company does not believe that its business is materially dependent upon its patents as in addition to its patent protection, the Company treats a substantial amount of proprietary information concerning its manufacturing processes as confidential.

     The Company also has registered various trademarks in the United States and certain foreign countries. The Company believes that its registered U.S. trademark "TURBOTEC(R)," both alone and accompanied by an impression or print of a spirally fluted tube is of material importance to its business.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 3

     (8) Governmental Approval - N/A

     (9) Effect of Governmental Regulations - The Company's business does not involve contracts or subcontracts with the United States Government in material amounts.

     (10)  Research  and  Development  -  The  Company   charges   research  and
development costs to operations as incurred. As such costs do not exceed 10% of sales, the Company does not regard such costs to be material in amount.

     (11) Effect of Environmental Laws - During the fiscal year ended March 31, 1998, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

     (12) Employees - At March 31, 1998, the Company had 22 salaried employees and 41 employees compensated on an hourly basis.

     (13) Working Capital Items - At March 31, 1998, the Company had a positive working capital position of $542,155. See Item 6 herein.

     At March 31, 1998, the Company's credit facilities consisted of (a) a $875,000 mortgage note payable, secured by the Company's Day Hill facility, repayable in equal monthly installments of $7,292 with the balance due on December 1, 2002; (b) a $460,000 term note payable in sixty equal monthly installments of $7,667 through December 1, 2002; (c) a revolving line of credit with a maximum credit availability which was increased in April, 1997 to $1,800,000; (d) a $333,330 term note, which was amended, payable in fifty equal monthly installments of $6,667 through March 1, 2002; and (e) a $400,000 term note, payable in sixty equal monthly installments of $6,667 through December, 2001. All of the above credit facilities bear interest at the bank's base lending rate plus 1%, and are secured by substantially all assets of the Company except the Baker Hollow facility, and certain undeveloped land contiguous to the Baker Hollow Facility, and shares of stock of another corporation that the Company is holding as an investment. The revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula. At March 31, 1998 the Company owed $1,061,747 under the line of credit. See Item 2 herein.

     The Company's Baker Hollow facility is subject to (f) a $1,100,000 ten year mortgage from a second financial institution due July 1, 2006 with an interest rate of 9.72% for five years and thereafter will be adjusted to equal the then effective five year United States Treasury Constant Maturity Index plus three percentage points. In addition to encumbering the 651 Day Hill Road facility, an Intercreditor Agreement between the Company's two banks provides for a partial subordination of the first bank's $1,000,000 mortgage to provide a second priority lien of $150,000 in favor of the second bank's ten year $1,100,000 mortgage on the Day Hill Road facility. See Items 2 and 3 herein.

Item 2. Description of Properties

     The Company's principal offices and manufacturing operations are located at its approximately 40,000 square foot one story building constructed in 1981 on a six acre site located at 651 Day Hill Road, Windsor, Connecticut. The Day Hill facility is a steel frame structure with polystyrene and stucco outer walls, has parking for approximately 75 cars and contains approximately 30,000 square feet of factory space and approximately 10,000 square feet of office space. The Day Hill facility, along with the Company's equipment and machinery, serves as collateral for the Company's credit facilities. See Item 1(b)(13) herein and
Note 8 of Notes to Consolidated Financial Statements.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 4

     The Company also conducts certain of its manufacturing operations in a light industrial multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site. The Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block and stucco outer walls, has parking for approximately 95 cars and contains approximately 28,600 square feet of factory space. The Company also owns 3.5 acres of unencumbered undeveloped land adjacent to the Baker Hollow facility. The Baker Hollow facility serves as collateral for a ten year mortgage. The Company is currently leasing the remaining square feet of the Baker Hollow facility to an unaffiliated third party with annual rentals ranging from $46,000 to $51,750, triple net; that lease will expire in July, 1999. See Item 1(b)(13), Item 9(a-b) and Notes 8 and 11 of Notes to Consolidated Financial Statements.

     The Company's manufacturing equipment includes specially designed patented and proprietary machinery to enhance and coil metal tubing, as well as tools, dies and other nonproprietary machinery and equipment to perform normal fabrication functions. The Company believes its machinery and equipment is in good condition, reasonable wear and tear excepted.

Item 3. Legal Proceedings

     There are no material legal proceedings known or threatened against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on Tuesday, November 11, 1997. At said meeting, the following individuals were elected to serve as directors of the Company until the next annual meeting of stockholders and until their successors are elected and qualified: John F. Ferraro, Robert A. Lerman and Anthony C. Mirabella.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     (a) The Company's Common Stock is quoted and traded in the over-the-counter market on the NASD OTC Bulletin Board system under the symbol "TDYN." The following table indicates high and low bid and asked quotations for the Company's Common Stock for the periods indicated based upon information compiled by the National Quotation Bureau from the Pink Sheets, and the OTC Bulletin
Board system and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and do not represent actual transactions.

                                         Bid Prices               Asked Prices
                                         ----------               ------------
Quarter Ended                        High         Low          High         Low

June 30, 1996                       $0.40        $0.25        $0.45        $0.32
September 30, 1996                   0.30         0.20         0.35         0.22
December 31, 1996                    0.23         0.15         0.25         0.18
March 31, 1997                       0.19         0.15         0.21         0.16

June 30, 1997                       $0.17        $0.11       $0.185       $0.129
September 30, 1997                   0.18         0.15        0.185         0.16
December 31, 1997                   0.175         0.12         0.19        0.135
March 31, 1998                      0.145        0.115        0.155        0.125

     (b) At March 31, 1998, the number of holders of the Company's Common Stock was 2,516 (based upon the number of record holders).

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 5



     (c) The Company has not paid any dividends on the Common Stock since inception and does not expect to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     1998 Compared to 1997

     Net sales for fiscal year 1998 were $8,601,629, which represented a slight decline of $97,712 from the prior year. As detailed in previous filings during the year, persistent moderate temperatures in the United States, resulting from the "El Nino" effect, severely depressed requirements for heating and air conditioning equipment. Overall industry statistics reflected a sales decline of 10-12% for HVAC-related products in 1998, primarily resulting from the absence of temperature extremes in both the summer and winter seasons. Comparatively, the Company's modest sales decline of only 1% between years actually represented continued growth in its core product lines of approximately 10% in 1998, given the adverse market conditions.

     During the year the Company successfully introduced a new line of tube-in tube heat exchangers which increase system performance and protect other components. These suction line heat exchangers, used primarily in refrigeration applications, open a new market for the Company's products and represent its initial foray into the manufacture of high-volume, second tier system components. Further developments in coaxial coil technology enabled the Company to expand its presence into certain specialty markets, including swimming pool heat pumps, subcoolers and marine chillers, all of which are forecasted to grow over the next few years. Additional market diversification was provided through the addition of a new line of products servicing the ice machine industry. These coils are now specified exclusively by the largest domestic manufacturer on all its water-cooled machines. The combination of continued growth in core markets, coupled with the ongoing development of these new product applications is expected to result in record sales levels for fiscal 1999.

     Cost of sales declined slightly from 75% of net sales in fiscal 1997 to 74% in 1998. During the current year additional conversions to manufacturing cells on the shop floor increased labor efficiencies and provided more flexibility in production scheduling. Cross-training of shop floor employees, together with their realignment into production teams has enabled the Company to retain its commitment to quality while creating opportunities for the introduction of new products under accelerated prototyping schedules. Manufacturing overhead also decreased slightly as general cost containment programs coupled with less production scrap generated from the cellular configuration served as catalysts to drive down costs.

     Selling, general and administrative expenses in the current year increased by $171,490 or 11% over fiscal 1997. The continued growth in existing markets, coupled with the development of new products required additional investments in overhead functions to support these programs. Further expansion of the engineering and marketing departments is targeted during the next fiscal year.

     Other expense consists primarily of interest charges on term and revolving debt paid to banks. During the year, the Company refinanced certain term debt relating to fixed assets and used a portion of the proceeds to reduce the balance of its working capital line of credit. As a result, the overall debt load increased slightly over fiscal 1997 and the corresponding interest expense remained level during the two-year period.

     During the prior year, the Company refinanced a mortgage loan secured by one of its manufacturing facilities. Consequently, an extraordinary gain was recorded in fiscal 1997. No similar transactions occurred in fiscal 1998.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 6

         1997 Compared to 1996

     Net sales totaled $8,699,341 for the 1997 fiscal year, which represented an increase of $1,441,212, or 20%, over the prior year. During the past two fiscal years, sales increased by an aggregate of $2,965,449, or 52%, for the period.

     The Company has continued to aggressively market new, high efficiency condenser/evaporator components utilizing its proprietary technologies. These products have elicited a favorable reception from a widely diversified customer base, which has opened new markets for penetration and enabled further expansion of the Company's existing applications. The Company has also successfully provided specialty heat exchangers by offering integrated value-engineered designs into systems with demanding performance requirements. Additionally, surfaced-enhanced tubing continues to offer the Company's customers advantages in highly efficient heat transfer for various shell and tube, subcooler, and chiller applications both in the United States and abroad; these markets are expected to exhibit further growth in future years.

     Cost of sales remained constant at approximately 74% of net sales for both the current and prior years. Copper and copper alloys exhibited upward price movement during the latter stages of 1997 after dropping significantly during the March-July 1996 period. Costs of converting raw materials remained constant between years as increased manufacturing efficiencies offset cost increases in direct labor and manufacturing overhead.

     Self-directed work teams operating in cellular configurations have enabled the company to reduce both pre-production cycles and manufacturing lead times. Improvements in employee productivity coupled with added flexibility resulting from extensive cross training on the shop floor have increased manufacturing capacity with a minimal outlay of capital. Further progress is anticipated as the physical plant continues to be adapted to the reconfigured work flow patterns.

     Selling, general and administrative expenses increased by $378,350 over fiscal 1996. The additional expenses reflect added administrative costs incurred to support the expanded sales base as well as the prior year restructuring. Selling and engineering expenses were consistent for all periods presented.

     Other expense increased slightly in the current year as a reduction in interest expense of $43,676 was offset by certain non-recurring, non-operating income realized in fiscal 1996. Consequently, there was a net increase in other expense of $15,753 in 1997.

     In June 1996, the Company refinanced the mortgage on one of its manufacturing facilities. An extraordinary gain of $72,731, net of related expenses and income taxes, was recognized as a portion of the former debt obligation was forgiven by the financial institution.

Liquidity and Capital Resources

     Working capital at March 31, 1998 was $542,155 as compared to $274,868 at March 31, 1997. Current assets increased by $217,507, primarily due to higher levels of inventory and the recording of a deferred income tax benefit. Current liabilities decreased by $49,780 as higher levels of trade payables were offset by a shift in the aging of term debt from current to long-term.

     Cash provided by operating activities was $286,098 for fiscal 1998 compared to $29,326 for the prior twelve-month period. An improvement in collections from customers resulted in a sharp decrease in accounts receivable from the prior year-end. Increases in inventory and accounts payable during the last quarter also impacted cash flow as raw material purchases were expedited to support a strong level of orders scheduled for spring delivery.

     Cash used in investing activities increased slightly from $319,378 in fiscal 1997 to $347,834 in the current year. Capital expenditures for 1998 reflected the need for additional production equipment to support new product development and other manufacturing activities.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 7

     Cash provided by financing activities in fiscal 1998 aggregated $61,209 as compared to $290,073 in 1997. Refinancing of term debt in the current year was primarily to consolidate existing debt. Prior year financing activities served to establish long-term financing of fixed asset expenditures previously funded through operating capital. Current financial resources appear adequate to support the future growth plans of the Company.

     Inflation and other cost increases have not been a significant factor for the Company during the last two fiscal years. Prior thereto, prices for many of the commodity products used in production exhibited significant fluctuation from time to time. Copper and copper alloy products remain in relatively good supply and prices have remained stable during the most recent fiscal year.

     The Company has performed an extensive review of its information processing systems and has determined that there are no significant issues concerning Year 2000-related computer problems. Further, discussions in this area with major customers and suppliers have not revealed any issues that should have a material impact on the Company's operations relating to Year 2000 compliance.

Considerations regarding Forward-Looking Disclosures. This annual report, in particular this Item 6, contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may effect such forward-looking statements include, without limitation: the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, and changes in unit prices, supply and demand for the Company's tubing products especially in applications serving the commercial, industrial and residential construction industries.

     When used words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Item 7. Financial Statements and Supplementary Data

     Attached following Item 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     No change in the Company's accountants occurred during the Company's two most recent fiscal years or any subsequent interim period, nor did any disagreements occur with the Company's accountants on any matter of accounting principles or practices or financial statement disclosure that would require a current report filing on Form 8-K.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 8

                                    PART III

Item 9. Directors and Executive Officers of the Issuer

     (a)-(b) The executive officers and directors of the Company are:

                                                                                        Officer or
Name                            Age      Position                                       Director Since
----                            ---      --------                                       --------------
John F. Ferraro                 64       Chairman of the Board                              1979
                                         Chief Executive Officer and Secretary
Robert A. Lerman                63       President and Director                             1979
Anthony C. Mirabella            56       Director                                           1985
Robert I. Lieberman             44       Treasurer and Chief Financial Officer              1986

     The term of each director and officer expires when his successor is elected and qualified. The Company does not have an executive committee, audit committee, investment committee or stock option committee; the Company relies upon the full board approving matters related to such topics.

     The following is a brief account of the business experience of each director and executive officer of the Company during the past five years.

     Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in Mathematics,
Adelphi College (1961), and Master of Science in Electrical Engineering, University of Connecticut (1964). In 1979, Mr. Lerman was elected Treasurer and a Director and in 1980 President of the predecessor to the Company. Since the Company's 1981 merger, Mr. Lerman has been President and a Director of the Company, and from 1981 through 1992 served as Treasurer. In 1988, Mr. Lerman, along with Mr. Ferraro, founded Pioneer Capital Corp., of which Mr. Lerman is Secretary, Treasurer and a Director, a privately held venture capital corporation. Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York. In 1993, Mr. Lerman, along with Mr. Ferraro, founded Pioneer Partners Corp. ("PPC"), of which Mr. Lerman is Treasurer and Managing Director; PPC is a privately held corporation serving as the general partner of Bridge Investors I Limited Partnership, a partnership formed by Messrs. Lerman and Ferraro for the purpose of providing venture capital financing. In 1997, Mr. Lerman became President and a Director of Pioneer Ventures Corp. and a manager of Ventures Management Partners LLC, the general partner of Pioneer Ventures Associates Limited Partnership, a partnership formed for the purpose of providing venture capital financing to companies. In 1998, Mr. Lerman became a director of Initio, Inc. Mr. Lerman has financial interests in other companies, none of which are competitive with the Company. See Item 12.

     John F. Ferraro holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962). In 1979, Mr. Ferraro was elected Secretary and a Director of the predecessor to the Company. Since the Company's 1981 merger, Mr. Ferraro has been Chairman of the Board and Chief Executive Officer of the Company. In 1988, Mr. Ferraro, along with Mr. Lerman, founded Pioneer Capital Corp. of which Mr. Ferraro is President and a Director. In 1993, Mr. Ferraro, along with Mr. Lerman, founded both Bridge Investors I Limited Partnership and its general partner Pioneer Partners Corp., of which he is Treasurer, Secretary and a Director. In 1997, Mr. Ferraro became Secretary and a Director of Pioneer Ventures Corp. and a manager of Ventures Management Partners LLC, the general partner of Pioneer Ventures Associates Limited Partnership. Mr. Ferraro has financial interests in other companies, none of which are competitive with the Company. See Item 12.

     Anthony  C.   Mirabella   holds  the  degrees  of  Bachelor  of  Mechanical
Engineering, Stevens Institute of Technology (1962) and Master in Business Administration, Western New England College (1969). He was elected a Director of the Company in 1985. Mr. Mirabella has been employed by

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 9

Connecticut Natural Gas Corporation since 1971, and is a Senior Vice President of said concern, responsible for the Energy Network, Inc. and its district heating and cooling operations.

     Robert I. Lieberman is a certified public accountant. He holds the degree of Bachelor of Science in Accounting and Business Administration from the State University of New York (1975). Mr. Lieberman joined the Company as corporate controller in 1986, in 1987 was elected Controller and Chief Financial Officer, and in 1992 was elected Treasurer. In 1995 Mr. Lieberman was elected President of Turbotec Products, Inc., the Company's principal operating subsidiary.

     (c)  Family Relationships between Directors and Officers - None.

     (d)  Legal Proceedings. None of the described events occurred.

Certain Rights to Proceeds

     Two of the Company's three directors, Messrs. Ferraro and Lerman, currently own 656,334 shares in which the Company has certain rights to the proceeds to be received upon the sale of such shares which they received pursuant to 1984 stock subscription agreements, as amended in 1988 and in 1994. Upon the sale of any of these shares, the selling director shall pay directly to the Company at the time of receipt of the net proceeds of such sale, an amount equal to (i) such net sales proceeds ($0.40 for Messrs. Ferraro and Lerman) less (ii) the purchase price paid by the subscriber for each share sold (approximately $0.21). The directors retain full voting and dispositive control over these shares. The Company has no other rights with respect to such shares.

     A total of 121,641 shares of a former director, R. Robert Googins, shares are subject to similar restrictions as described above with the company receiving the difference between approximately $0.21 and $1.00.

Section 16(a) Beneficial Ownership Reporting Compliance

     At the fiscal year end and through the date hereof, the Company had not received any reports from any director, officer or principal shareholder which indicated on the report, or by calculation based on the transaction receipt dates, that any report was not filed on a timely basis.

Item 10. Executive Compensation and Transactions

     (a)-(b) Summary of Compensation - The following table sets forth on an accrual basis for the three most recently ended fiscal years, the remuneration of each of the Company's officers whose remuneration exceeded $100,000 and for all officers of the Company as a group.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 10


                                        SUMMARY COMPENSATION TABLE

                                            Annual                        Long Term Compensation
                                                           ------------------------------------------------------
                                         Compensation                  Awards                   Payouts   Other
                                         ------------------------------------------------------------------------
                                                                                                          Company
                                                                                                          Contri-
                                                                    Restricted                            bution
                                                      Other         Stock      Options/          LTIP     to
Name/Position           Fiscal Year  Salary/Bonus     Compensation  Awards     SARS              Payouts  401(k)
-------------           -----------  ------------     ------------  ------     ----              -------  ------
John F. Ferraro (1)     1998         $149,029         $3,137        $0         0 shs             $0       $398
Chairman of the Board,  1997         $158,576(3)      $2,413        $0         0 shs             $0       $0
Secretary & Director    1996         $ 85,402(2)      $2,350        $0         2,000,000 shs     $0       $0


Robert A. Lerman(1)     1998         $144,685         $3,450        $0         0 shs             $0       $776
President & Director    1997         $157,191(3)      $3,450        $0         0 shs             $0       $970
                        1996         $ 85,402(2)      $3,985        $0         2,000,000 shs     $0       $466


Robert I. Lieberman(4)  1998         $112,561         $15,330       $0         0 shs             $0       $0
Treasurer and CFO &     1997         $108,775         $750          $0         0 shs             $0       $0
President of Turbotec   1996         $ 81,926         $750          $0         150,000 shs       $0       $0

----------

(1) Messrs. Ferraro and Lerman entered into five year employment contracts with the Company effective April 1, 1996. Each employment contract provides for a basic salary at an annual rate of $150,000 with an annual increase at April 1st of each year based on increases in the Consumer Price Index. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $1,500,000 of additional life insurance. During the fiscal year ended March 31, 1998, the Company paid $108,909 in net premiums on the two life insurance policies which provide that upon death or termination of each such insured's employment, the Company will be repaid by the insurer and/or the insured the lesser of the then existing cash surrender value of the policy or the aggregate net premiums paid by the Company. At March 31, 1998, the amount receivable for premiums paid on the policies was $923,790. In addition, each employment contract contains a provision providing that in the event of disability, the employee will receive disability payments of $100,000 per year for ten years (with proportional reductions in the event of partial disability); and $5,000 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for either the longer of the remainder of the unrenewed term or three years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of termination compensation which would otherwise be due.

(2) Messrs. Ferraro and Lerman waived all of their salaries and benefits for the months of April through September of 1995 to assist the Company in its cash flow needs.

(3)  In 1997, Messrs. Ferraro and Lerman each received cash bonuses of $17,500.

(4) Mr. Lieberman entered into a 5 year employment contract with the Company's primary operating subsidiary effective April 1, 1996. Under the contract Mr. Lieberman is to be paid a base salary of $110,000 for the first year, increased by $5,000 annually for each of the following two years. In addition, he may be paid a bonus based on performance targets established by the board of directors. The employment contract requires the Company to provide certain other benefits including life and disability insurance, subject to a maximum cost per year. The contract may be terminated for "cause" immediately or by the employee on 90 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation for 180 days.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 11


     (b) Remuneration - For the fiscal year ending March 31, 1999, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $430,000 to all officers as a group (three persons) of which Mr. Ferraro and Mr. Lerman will each be paid approximately $155,000, Mr. Lieberman will be paid approximately $120,000.

     (c) Stock Option Plans

     1992 Incentive Stock Option Plan - On December 16, 1991, the Company's stockholders approved the adoption of the Company's 1992 Incentive Stock Option Plan (the "1992 Plan") reserving 500,000 shares of the Company's Common Stock for issuance pursuant to ISOs which may be granted under the 1992 Plan at exercise prices at least equal to 100% of the fair market value of the Common Stock on the date of the effective date of the grant of the option.

     At June 2, 1998 no 1992 Plan ISOs were outstanding. No options under the 1992 Plan were granted in fiscal year ended March 31, 1998.

     (d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values - No options were exercised by any executive officers of the Company during fiscal year ended March 31, 1998. See also Item 10(f) and Item 12. The following table reflects the aggregated option exercise values at year end held by the executive officers.

                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                         AND FY-END OPTION VALUES

                                                          Number of
                                                          Securities                 Value of
                                                          Underlying                 Unexercised
                                                          Unexercised                in-the-Money
                           Shares                         Options at                 Options at
                           Acquired                       FY-End                     FY-End ($)
Name of                    on               Value         Exercisable ("E")          Exercisable ("E")
Officer or Director        Exercise         Realized      Unexercisable ("U")        Unexercisable ("U")
-------------------        --------         --------      -------------------        -------------------
John F. Ferraro              0              $0.00             2,000,000   E              $240,000    E
Robert A. Lerman             0              $0.00             2,000,000   E              $240,000    E
Anthony C. Mirabella         0              $0.00                50,000   E              $  6,000    E
Robert I. Lieberman          0              $0.00               150,000   E              $ 18,000    E

     (e) 1990 Non-Qualified Stock Incentive Plan - On February 28, 1990, the Company's stockholders approved the adoption of the Company's 1990 Non-Qualified Stock Incentive Plan ("1990 Plan") reserving 750,000 shares of the Company's Common Stock for issuance pursuant to the 1990 Plan in the form of a stock option, a stock bonus, or a stock appreciation right ("SAR"). The purchase price for the exercise of shares subject to any option shall not be less than 33.33% of the fair market value ("FMV") of the shares of common stock of the Company on the effective date of the option and in no event shall be less than the par value of the common stock; the value of the shares subject to any bonus shall be equal in value to a fixed dollar amount and such value shall not be less than 33.33% of the FMV of the shares of common stock of the Company on the effective date of the bonus and in no event shall be less than the par value of the common stock; the value of an SAR award of stock is equal to or less than (as the Board may determine) the excess of the FMV of one share of stock on the date of the exercise of the SAR less the

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 12


FMV of one share of stock on the effective date of the award, the result of which is multiplied by the number of shares with respect to which the SAR shall have been exercised.

     No stock incentives were issued under the 1990 Plan in fiscal year ended March 31, 1998.

     (f) 1995 Stock Options - On May 15, 1995, the Company's Board of Directors approved the adoption of the 1995 Stock Options ("1995 Options") reserving 4,920,000 shares of the Company's Common Stock for issuance in the form of stock options. The purchase price for the exercise of shares subject to the options equaled the fair market value ("FMV") of the shares of common stock of the Company on the effective date of the option, May 19, 1995. The expiration date of the options has been extended through September, 2002. See also Item 10(d) and Item 12.

     The compensation values of the stock incentives received by the named executive officers and directors of the Company during the last three fiscal years are reflected in the Summary Compensation Table at the column labeled "Restricted Stock Awards" at Item 10(a) hereof.

     (g) Directors' Fees - During the fiscal year ended March 31, 1998, directors' fees of $3,900 were paid to the Company's one director who is not an officer or employee. It is anticipated that such director will be paid an aggregate of approximately $4,000 in directors' fees in the fiscal year ending March 31, 1999.

         (h) Employee Retirement Savings Plan - Effective April 1, 1991, the Company adopted the Thermodynetics, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan"). The 401(k) Plan allows full-time employees of the Company to defer two to fifteen percent of their earnings on a pre-tax basis through earnings or salary reduction contributions to the 401(k) Plan. The Company may in its discretion make matching contributions in the form of the Company's common stock equal to a percentage of the employees' aggregate contributions. The Company has not yet determined its matching contributions to the 401(k) Plan for the plan year ending December 31, 1998. See Note 15 of Notes to Consolidated Financial Statements.

     The assets of the 401(k) Plan are held in trust for the exclusive benefit of the participants by the trustees of the Plan, Messrs. Ferraro, Lerman and Mirabella. The Board of Directors may remove the trustees and appoint their successors at any time. The Company administers and pays all costs and expenses of the 401(k) Plan. The Company presently intends to continue the 401(k) Plan indefinitely; however, the Company has reserved the right to terminate the 401(k) Plan by vote of its Board of Directors. Upon such termination, participants will become fully vested and will receive the amounts in their respective accounts in accordance with the terms of the 401(k) Plan. The Company may also amend the 401(k) Plan at any time by a majority vote of its Board of Directors.

     The compensation value of the 401(k) participation received by the below listed officers and directors is reflected in the Summary Compensation Table at the column labeled "Company Contribution to 401(k) Plan" at Item 10(a) hereof. The following table sets forth the number of shares of Common Stock contributed to the below referenced persons or groups of persons during the 401(k) Plan year ended December 31, 1997, Column (1), and for all years from inception of the Plan through Plan year ended December 31, 1997, Column (2).

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 13


                                            Shares Contributed by the Company
     Name                                   and Held in Trust Under 401(k) Plan
     ----                                   -----------------------------------

     Officers and Directors                  Column (1)           Column (2)
     ----------------------                  ----------           ----------
                                                                 (Aggregate)

     John F. Ferraro(a)                          6,511               37,120
     Robert A. Lerman(a)                        12,688               49,251
     Robert I. Lieberman                            -0-              16,939
     Anthony C. Mirabella(a)                        -0-                  -0-

     All officers and directors
     as a group(a) (4 persons)                  19,199              103,310

     Total Matching Contribution                95,362              634,803
     to all employees (32 persons)

----------
     (a) Trustees of the 401(k) Plan. Excludes the aggregate shares held in trust by the trustees of the 401(k) Plan for all participating employees.

     (i) Compensation Committee Interlocks and Insider Participation - The Board of Directors has not established a compensation committee. The compensation of both the Chairman and the President is determined by their employment contracts. The compensation of the Treasurer was determined by an employment contract. See Footnotes (1) and (4) to Summary Compensation Table in Item 10(a) hereof. The executive officers of the Company serve in a variety of executive capacities and as directors for other corporations as described in Item 9 hereof. No activities performed by any executive officer of the Company for any corporation or entity, other than the Company, were related to or were a factor in determining the compensation of the officers and directors of the Company.

     (j) Other Plans and Employment Contracts - The Company does not have any other pension or similar plan. See Item 10(a) footnotes (1) and (2) herein as to the Company's employment contracts with Messrs. Ferraro and Lerman which provide for the terms of their compensation and disability and termination payment provisions.

     (k) Recent Sales of Unregistered Securities - The Company has not made any recent sales of any unregistered securities.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of June 2, 1998, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director and by all officers and directors of the Company as a group. The shares underlying the ISOs held by two officers/directors and one officer which are presently exercisable are deemed beneficially owned.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 14

Name and Address(1)                                      Amount and Nature                  Percent of
of Beneficial Owner                                   of Beneficial Ownership               Class Owned
-------------------                                   -----------------------               -----------

Directors and Officers
----------------------
John F. Ferraro                                           3,642,039  shs (2)(6)                25.3%

Robert A. Lerman                                          3,910,151  shs (2)(7)                27.1%

Anthony C. Mirabella                                        210,086  shs(3)                     1.7%

Robert I. Lieberman                                         252,739  shs (4)                    2.0%

All officers and                                          8,181,136  shs (5)                   49.3%
directors as a group
(four persons)

Other 5% Shareholders

     None

----------

     (1) The address of all officers and directors is c/o the Company, 651 Day Hill Road, Windsor, CT 06095.

     (2) Includes options exercisable to acquire 2,000,000 shares; includes 37,120 shares held for Mr. Ferraro and 49,251 shares held for Mr. Lerman in trust under the Company's 401(k) Plan, respectively; includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro, respectively; excludes the aggregate 634,803 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees; excludes 166,121 shares held by a corporation which is owned by Messrs. Lerman and Ferraro.

     (3) Includes options exercisable to acquire 50,000 shares. Excludes the aggregate 539,441 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

     (4) Includes options exercisable to acquire 150,000 shares; includes 16,939 shares held in trust under the Company's 401(k) Plan.

     (5) Includes options exercisable to acquire 4,200,000 shares; includes an aggregate 103,310 shares held in trust under the Company's 401(k) Plan for each respective officer's account; excludes the aggregate 634,803 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees. Includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro. Includes 166,121 shares held by a corporation which is owned by Messrs. Lerman and Ferraro.

     (6) Mr. Ferraro contributed shares of the Company in Plan years 1991, 1992 and 1994 in accordance with guidelines to the John F. Ferraro Defined Benefit Pension Plan and Trust which was established in 1984; the aggregate holdings of outstanding shares of the Company's stock actually issued which are now owned by that pension plan equals
          1,050,000 shares; Mr. Ferraro intends to continue to make such contributions to his pension plan; Mr. Ferraro, as Trustee of the Plan, has full voting authority over that pension plan's shares; thus that pension plan's shares have been included Mr. Ferraro's aggregate beneficial ownership calculation.

     (7) Mr. Lerman has been annually contributing shares of the Company which he owns to the Robert A. Lerman Money Purchase Plan and Trust, established in 1988, in accordance with its guidelines; almost all of Mr. Lerman's aggregate holdings of outstanding shares actually issued are now owned by that pension plan, except for those shares subject to the $0.40 per share sharing of proceeds; Mr. Lerman intends to continue to make such contributions; Mr. Lerman, as Trustee of that pension plan, has full voting authority over that pension plan's shares; thus that pension plan's shares have been included in Mr. Lerman's aggregate beneficial ownership calculation.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 15

Item 12. Certain Relationships and Related Transactions

     (a)-(b) Transactions with Management and Others and Certain Business Relationships - During the fiscal year ended March 31, 1998, the Company has not been engaged in transaction(s) with any officers, directors, beneficial holders of more than 5% of its outstanding voting securities and entities with which they were affiliated. None of the officers and directors of the Company are currently engaged in businesses competitive to the business of the Company.

     (c) Reports on Form 8-K - The Company has not filed any reports on Form 8-K with respect to or during the year ended March 31, 1998.

     (d) Indebtedness of Management - At March 31, 1998, no member of management was indebted to the Company in excess of $60,000.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements

          Independent Auditors' Report.

          Consolidated Balance Sheets - March 31, 1998 and March 31, 1997.

          Consolidated Statements of Income and Comprehensive Income - For The Years Ended March 31, 1998, 1997 and 1996.

          Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows - For The Years Ended March 31, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements

     (b)  Exhibits

          (3)(a)(i)      Certificate of Incorporation, as amended. (a)

          (3)(a)(ii)     February   9,  1987   Amendment   to   Certificate   of
                         Incorporation.(b)

          (3)(b)         By-Laws. (c)

          (4)(i)         Form of Common Stock certificate. (d)

          (10)(i)        $875,000 Secured Term Note dated December 4, 1997.

          (10)(ii) Amendment of Note dated September 30, 1997 in amount of $333,330.

          (10)(iii)      $460,000 Secured Term Note dated October 3, 1997.

          (10)(iv) October 3, 1997 letter amendment to Amended and Restated Loan and Security Agreement (Accounts Receivable and Inventory) originally dated October 31, 1994.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 16

          (11)(i)        Calculations  of  Earnings   (Loss)  Per  Share.   This
                         information   is   presented  in  Footnote  10  to  the
                         Financial Statements.

          (21) Subsidiaries - The following table indicates the wholly owned subsidiaries of Thermodynetics, Inc. and their respective states of incorporation.


         Name                               State of Incorporation              Year of Incorporation
------------------------------------------------------------------------------------------------------
Turbotec Products, Inc.                           Connecticut                           1978

National Energy Systems, Inc.                     Connecticut                           1984

TPI Systems, Inc.                                 Connecticut                           1983
======================================================================================================

Incorporated by Reference to:

     (a)  Exhibit 3.1 to Registration Statement on Form S-1 (File No. 2-71500)

     (b) Exhibit 3(a)(ii) to Annual Report on Form 10-K for fiscal year ended 1988 (File No. 0-10707)

     (c)  Exhibit 3.2 to Registration Statement on Form S-1 (File No. 2-71500)

     (d)  Exhibit 4.1 to Registration Statement on Form S-1 (File No. 2-71500)

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 17

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
THERMODYNETICS, INC.



By: /s/ John F. Ferraro
    -----------------------------------------
    John F. Ferraro, Chairman of
    the Board, Chief Executive Officer,
    Secretary and Director

Date: June 25, 1998

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  (Registrant)
                              THERMODYNETICS, INC.

By: /s/ John F. Ferraro                      By: /s/ Robert A. Lerman
    -----------------------------------          -------------------------------
    John F. Ferraro, Chairman of                  Robert A. Lerman, President
    the Board, Chief Executive Officer,           and Director
    Secretary and Director

Date: June 25, 1998                          Date: June 25, 1998


By: /s/ Robert I. Lieberman                  By: /s/ Anthony C. Mirabella
    -----------------------------------          -------------------------------
    Robert I. Lieberman, Chief                    Anthony C. Mirabella, Director
    Financial Officer and
    Treasurer

Date: June 25, 1998                           Date: June 24, 1998

================================================================================

                              THERMODYNETICS, INC.
                                AND SUBSIDIARIES

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS
                          AS OF MARCH 31, 1998 AND 1997






                                  TOGETHER WITH

                          INDEPENDENT AUDITORS' REPORT



================================================================================

                     THERMODYNETICS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS




                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                 1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                            2

      Consolidated Statements of Income and Comprehensive Income             3

      Consolidated Statements of Stockholders' Equity                        4

      Consolidated Statements of Cash Flows                                  5

      Notes to Consolidated Financial Statements                             6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Thermodynetics, Inc.

We have audited the consolidated balance sheets of Thermodynetics, Inc. and subsidiaries (Company) as of March 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years ended March 31, 1998, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and subsidiaries as of March 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.


                                      /s/  DISANTO, BERTOLINE AND COMPANY, P.C.
                                      ---  ------------------------------------

Glastonbury, Connecticut
May 29, 1998

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1998 AND 1997

                                                                                       1998           1997
                                                                                   -----------    -----------
                                     ASSETS
CURRENT ASSETS
    Cash                                                                           $     2,023    $     2,550
    Accounts receivable, net of allowance for doubtful
     accounts of $20,000 and $39,000 in 1998 and 1997, respectively                  1,039,078      1,227,155
    Inventories                                                                      1,448,420      1,230,566
    Prepaid expenses and other current assets                                          339,213        250,956
    Deferred income taxes                                                              100,000           --
                                                                                   -----------    -----------
            Total current assets                                                     2,928,734      2,711,227

PROPERTY, PLANT AND EQUIPMENT, net                                                   4,512,438      4,483,190

MARKETABLE EQUITY SECURITIES                                                           392,000        392,000

OTHER ASSETS                                                                         1,180,732        991,208
                                                                                   -----------    -----------
                                                                                   $ 9,013,904    $ 8,577,625
                                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Demand note payable and current maturities of long-term debt                   $ 1,353,313    $ 1,556,991
    Accounts payable                                                                   912,435        758,914
    Accrued expenses and taxes                                                         120,831        120,454
                                                                                   -----------    -----------
            Total current liabilities                                                2,386,579      2,436,359

LONG-TERM DEBT, less current maturities included above                               2,366,345      2,101,458

STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share; authorized 25,000,000 shares, issued
      12,569,646 shares and 12,476,057 shares in 1998
      and 1997, respectively                                                           125,696        124,761
    Additional paid-in capital                                                       5,411,524      5,404,037
    Deficit                                                                           (759,719)      (972,469)
    Accumulated other comprehensive income (loss)                                     (196,000)      (196,000)
                                                                                   -----------    -----------
                                                                                     4,581,501      4,360,329
    Less: treasury stock, at cost, 256,898 shares                                      320,521        320,521
                                                                                   -----------    -----------
                                                                                     4,260,980      4,039,808
                                                                                   -----------    -----------
                                                                                   $ 9,013,904    $ 8,577,625
                                                                                   ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                         1998           1997           1996
                                                     -----------    -----------    -----------
NET SALES                                            $ 8,601,629    $ 8,699,341    $ 7,258,129

COST OF SALES                                          6,371,482      6,509,201      5,386,030
                                                     -----------    -----------    -----------

            Gross profit                               2,230,147      2,190,140      1,872,099

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                             1,758,473      1,586,983      1,208,633
                                                     -----------    -----------    -----------

            Income from operations                       471,674        603,157        663,466

OTHER INCOME (EXPENSE)
    Other, net                                             9,608        (31,495)        27,934
    Interest expense                                    (368,532)      (323,166)      (366,842)
                                                     -----------    -----------    -----------
                                                        (358,924)      (354,661)      (338,908)
                                                     -----------    -----------    -----------
            Income before income taxes
              and extraordinary item                     112,750        248,496        324,558

PROVISION FOR (BENEFIT FROM) INCOME TAXES               (100,000)       (47,000)            --
                                                     -----------    -----------    -----------

            Income before extraordinary item             212,750        295,496        324,558

EXTRAORDINARY ITEM - gain on forgiveness of debt,
    net of income tax of $47,000                              --         72,731             --
                                                     -----------    -----------    -----------

            Net income                                   212,750        368,227        324,558

OTHER COMPREHENSIVE INCOME, net of tax
    Unrealized holding gains arising during period            --         49,000         49,000
                                                     -----------    -----------    -----------
            Other comprehensive income, net of tax            --         49,000         49,000
                                                     -----------    -----------    -----------

            Comprehensive income                     $   212,750    $   417,227    $   373,558
                                                     ===========    ===========    ===========

EARNINGS PER COMMON SHARE
            Income before extraordinary item         $      0.02    $      0.02    $      0.03
            Extraordinary item                                --           0.01             --
                                                     ===========    ===========    ===========
            Net income                               $      0.02    $      0.03    $      0.03
                                                     ===========    ===========    ===========

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
            Income before extraordinary item         $      0.01    $      0.02    $      0.02
            Extraordinary item                                --             --             --
                                                     ===========    ===========    ===========
            Net income                               $      0.01    $      0.02    $      0.02
                                                     ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                       Common Stock                              Treasury Stock
                                ------------------------                  -------------------------
                                                             Additional
                                  Number of                   Paid-in       Number of
                                   Shares       Amount        Capital       Shares         Amount         Deficit
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance, March 31, 1995          12,271,054   $   122,710   $ 5,398,662      (256,898)   $  (320,521)   $(1,665,254)

Issuance of stock pursuant to
  401(k) plan                        96,610           967         2,897            --             --             --
Comprehensive income                     --            --            --            --             --        324,558
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 1996          12,367,664       123,677     5,401,559      (256,898)      (320,521)    (1,340,696)

Issuance of stock pursuant to
  401(k) plan                        98,393           984         2,028            --             --             --
Issuance of stock pursuant to
  incentive plan                     10,000           100           450            --             --             --
Comprehensive income                     --            --            --            --             --        368,227
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 1997          12,476,057       124,761     5,404,037      (256,898)      (320,521)      (972,469)

Issuance of stock pursuant to
  401(k) plan                        93,589           935         7,487            --             --             --
Comprehensive income                     --            --            --            --             --        212,750
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 1998          12,569,646   $   125,696   $ 5,411,524      (256,898)   $  (320,521)   $  (759,719)
                                ===========   ===========   ===========   ===========    ===========    ===========


                                   Accumulated
                                      Other
                                  Comprehensive
                                  Income (Loss)      Total
                                  ------------    -----------
Balance, March 31, 1995            $  (294,000)   $ 3,241,597

Issuance of stock pursuant to
  401(k) plan                               --          3,864
Comprehensive income                    49,000        373,558
                                   -----------    -----------

Balance, March 31, 1996               (245,000)     3,619,019

Issuance of stock pursuant to
  401(k) plan                               --          3,012
Issuance of stock pursuant to
  incentive plan                            --            550
Comprehensive income                    49,000        417,227
                                   -----------    -----------

Balance, March 31, 1997               (196,000)     4,039,808

Issuance of stock pursuant to
  401(k) plan                               --          8,422
Comprehensive income                        --        212,750
                                   -----------    -----------

Balance, March 31, 1998            $  (196,000)   $ 4,260,980
                                   ===========    ===========






  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                             1998         1997         1996
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                            $ 212,750    $ 368,227    $ 324,558
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                         334,858      350,068      336,867
      Deferred tax benefit                                 (100,000)     (47,000)          --
      Compensation expense pursuant to stock
        incentive plan                                           --          550           --
      Gain on forgivness of debt                                 --     (126,266)
      Unrealized and realized loss on marketable
        equity securities                                        --           --          500
      Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable         188,077      (22,443)    (367,965)
         Increase (decrease) in accounts payable            153,521     (317,808)     256,683
         Increase in accrued expenses and taxes               8,799          334       57,212
         (Increase ) decrease in other assets               (10,340)      (3,096)       4,081
         (Increase) decrease in prepaid expenses and
           other current assets                             (79,804)      18,886      (27,322)
         Increase in receivable from
           insurance companies and insureds - officers'
           life insurance, net                             (203,909)    (278,218)    (144,511)
         (Increase) decrease in inventories                (217,854)      86,092     (311,128)
                                                          ---------    ---------    ---------
              Net cash provided by operating activities     286,098       29,326      128,975
                                                          ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable equity securities           --           --        8,336
    Purchases of property, plant and equipment             (347,834)    (319,378)    (259,359)
                                                          ---------    ---------    ---------
              Net cash used in investing activities        (347,834)    (319,378)    (251,023)
                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable and long-term debt          460,949      588,677      399,055
    Principal payments on debt obligations                 (399,740)    (298,604)    (277,002)
                                                          ---------    ---------    ---------
              Net cash provided by financing activities      61,209      290,073      122,053
                                                          ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH                                (527)          21            5

CASH, beginning of year                                       2,550        2,529        2,524
                                                          ---------    ---------    ---------

CASH, end of year                                         $   2,023    $   2,550    $   2,529
                                                          =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION

     The consolidated financial statements include the accounts of Thermodynetics, Inc. (the Company), and its wholly-owned subsidiaries, Turbotec Products, Inc., TPI Systems, Inc. and National Energy Systems, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

     NATURE OF OPERATIONS

     Thermodynetics, Inc. is a manufacturer of high performance, high quality heat exchangers and flexible connector products for heat transfer and plumbing applications. The Company markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, automotive, biomedical, plumbing, water heating and aerospace industries.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     MARKETABLE EQUITY SECURITIES

     The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     The  Company   classifies  certain  highly  liquid  securities  as  trading securities. Trading securities are stated at fair value and unrealized holding gains and losses are included in the determination of net income.

     Securities that are not classified as trading are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax, reported as other comprehensive income.

     INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, or, in the case of leasehold improvements and leased property under capital lease, over the remaining term of the related lease or estimated useful life of the related asset, whichever is shorter. Expenditures which substantially increase the useful lives of the related assets are capitalized. Maintenance, repairs and minor renewals on property and equipment are charged to operations as incurred

     INTANGIBLE ASSETS

     Patent costs are capitalized and amortized on a straight-line basis over 17 years. Other intangibles are amortized on a straight-line basis over their estimated useful lives.

     CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 1998 and 1997.

     INCOME TAXES

     The Company files consolidated federal and combined state corporate income tax returns. Tax credits are recorded as a reduction of income taxes in the year realized.

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     STOCK OPTIONS

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's consolidated financial position or results of operations.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     EARNINGS PER COMMON SHARE

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The objective of SFAS No. 128 is to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. All prior period EPS data presented has been restated to conform with the provisions of this Statement.

     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (i.e. revenues, expenses, gains, and losses) in a full set of financial statements. All prior periods have been restated to conform with the provisions of this Statement.

NOTE 2 - FINANCIAL INSTRUMENTS

     CONCENTRATIONS OF CREDIT RISK

     The Company's  financial  instruments that are exposed to concentrations of
     credit  risk  consist  primarily  of  cash,  trade  accounts   receivables,
     marketable equity securities and other assets:

     o Cash - The Company places its cash deposits with high quality credit institutions. Such deposits, at times, may exceed federal depository insurance limits.

     o Trade accounts receivable - The Company's customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide; principal applications involve the control of heat transfer. Total sales to individual customers which exceeded ten percent of net sales during each of the years ended March 31, 1998, 1997 and 1996 aggregated 56% (3 customers), 49% (3 customers) and 53% (3 customers), respectively. The Company performs on-going credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and such losses have been within management's expectations.

     o Marketable equity securities - The investment is concentrated in the common stock of a publicly held entity and is subject to risks of the market as a whole and the industries in which the entity operates.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996


NOTE 2 - FINANCIAL INSTRUMENTS (Continued)

     CONCENTRATIONS OF CREDIT RISK (Continued)

     o Other assets include a receivable relating to officers' life insurance (see Note 6) which represents the net aggregate proceeds due the Company from the insurers and insured for the reimbursement of policy premiums. Certain rights to cash value and proceeds from these policies have been assigned to the Company in order to secure amounts due.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The carrying amounts of the Company's financial instruments approximates their fair value as outlined below:

     o Cash, trade receivables, trade payables - The carrying amounts approximate their fair value because of the short maturity of those instruments.

     o Marketable equity securities - Marketable equity securities are carried at fair value which is determined using quoted market prices.

     o Management has determined that it is not practicable to estimate the fair value of the receivable relating to officers' life insurance since these related party advances have no scheduled repayment terms and the availability of similar financing from unrelated lenders is uncertain.

     o Demand note payable - The carrying amount approximates fair value as the demand note payable has a variable interest rate which fluctuates with the market.

     o    Long-term debt - The carrying  amount  approximates  fair value as the
          interest  rates  on  the  various  notes   approximate  the  Company's
          estimated incremental borrowing rate.

     The Company's financial instruments are held for other than trading purposes.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996


NOTE 3 - INVENTORIES

     The major classes of inventories consist of the following as of March 31:

                                                       1998               1997
                                                  -----------        ---------

           Raw materials                            $ 910,993        $  666,419
           Work-in-process                            299,895           208,626
           Finished goods                             237,532           355,521
                                                     --------       -----------
                                                   $1,448,420        $1,230,566

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following as of March 31:

                                                       1998              1997
                                                    ----------        ----------

            Land                                    $  204,484        $  204,484
            Buildings                                3,676,096         3,676,096
            Machinery and equipment                  3,565,173         3,369,729
            Furniture and fixtures                     849,149           765,290
            Improvements                               668,350           599,819
                                                    ----------        ----------
                                                     8,963,252         8,615,418
            Less: accumulated depreciation           4,450,814         4,132,228
                                                    ----------        ----------
                                                    $4,512,438        $4,483,190

     Depreciation expense totaled $318,586, $316,072 and $317,571 for the years ended March 31, 1998, 1997 and 1996, respectively.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996


NOTE 5 - MARKETABLE EQUITY SECURITIES

     The cost and market values of marketable equity securities (common stocks) as well as the gross unrealized gains and losses are as follows:

                                                                     March 31,
                           -----------------------------------------------------------------------------------------------
                                              1998                                         1997
                           --------------------------------------------    -----------------------------------------------
                                        Gross      Gross                            Gross             Gross
                                     Unrealized  Unrealized     Market             Unrealized      Unrealized     Market
                             Cost       Gain       Loss         Value       Cost      Gain            Loss        Value
                           --------- ----------  ---------    ---------     ----   ----------      ---------      ------
              Noncurrent
                 Common
                  stock    $ 588,000   $    --   $(196,000)   $ 392,000   $ 588,000   $  --         $(196,000)   $ 392,000
                           =========   =======   =========    =========   =========   =====         =========    =========

     The Company owns 49,000 shares of common stock of a developer of cogeneration projects which has been classified as noncurrent marketable equity securities. As of March 31, 1998 and 1997, accumulated other comprehensive loss totaling $196,000 has been included in stockholders' equity to reflect the excess of the cost basis over market value.

     Realized and unrealized gain (loss) on current marketable equity securities of $-0-, $-0- and $(500) are included in other income for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 6 - OTHER ASSETS

     Other assets consist of the following as of March 31:

                                                                        1998         1997
                                                                     ----------   ----------

            Land contiguous to principal facility                    $  116,593   $  115,111
            Deferred assets                                               5,125        8,468
            Intangible assets, net of accumulated amortization of
              $376,748 and $360,476 in 1998 and 1997, respectively      127,623      142,136
            Officers' life insurance premiums receivable, net           923,790      719,881
            Deposits                                                      7,601        5,612
                                                                     ----------   ----------
                                                                     $1,180,732   $  991,208
                                                                     ==========   ==========

     Amortization expense totaled $16,272, $19,296 and $19,296 for the years ended March 31, 1998, 1997 and 1996, respectively.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996


NOTE 7 - DEMAND NOTE PAYABLE

     The Company has a demand note agreement which provides for borrowings, based on a collateral formula, up to a maximum of $1,800,000. Interest is payable monthly on amounts outstanding at the bank's base lending rate plus 1.0% (9.5% at March 31, 1998). Borrowings outstanding at March 31, 1998 and 1997 totaled $1,061,747 and $1,303,813, respectively.

     The demand note and term notes payable (see Note 8) are collateralized by substantially all assets of the Company, excluding the Company's multi-purpose building. In addition, the Company must comply with certain financial and non-financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to each loan's respective maturity date. The demand note may be terminated by either party with thirty days written notice.

NOTE 8 - LONG-TERM DEBT

     Long-term  debt  consists  of the  following  as of  March  31:

                                                                        1998          1997
                                                                    ----------    ----------
            Mortgage note payable - principal facility              $  845,832    $  694,420
            Mortgage note payable - multi-purpose building           1,066,530     1,086,400
            Term notes payable                                         708,326       523,931
            Other notes payable                                         37,223        49,885
                                                                    ----------    ----------
                                                                     2,657,911     2,354,636
            Less:  current maturities                                  291,566       253,178
                                                                    ----------    ----------
                                                                    $2,366,345    $2,101,458
                                                                    ==========    ==========

     On October 3, 1997, the Company obtained a secured term note from a bank which replaced two previous term notes dated May 24, 1993 and February 22, 1994. The $460,000 note requires monthly principal installments of $7,667 plus interest at the bank's lending rate plus 1% (9.5% at March 31, 1998), maturing on December 1, 2002. The note is secured by substantially all assets of the Company.

     On December 4, 1997, the Company obtained a secured term note from a bank from which the proceeds replaced a mortgage note payable on the Company's principal facility and the remainder was used as payment against the Company's demand note payable. The $875,000 note requires monthly principal installments of $7,292 (except the last installment which shall be the unpaid balance) plus interest at the bank's lending rate plus 1% (9.5% at March 31, 1998), maturing on December 1, 2002. The note is secured by substantially all of the assets of the Company.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996


NOTE 8 - LONG-TERM DEBT (Continued)

     On June 25, 1996, the Company refinanced the mortgage on its multi-purpose building by obtaining a 10 year, $1,100,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 10) and a second mortgage on the Company's principal facility. The note is payable in monthly installments of principal and interest of $10,510. The note has a fixed interest rate of 9.72% through August, 2001 at which time the interest rate will be adjusted as defined in the note. The Company recorded an extraordinary gain of $119,731 resulting from debt forgiven upon refinancing.

     Maturities of long-term debt for each of the years succeeding March 31, 1998 are as follows:

              Year ending March 31,
                   1999                                          $  291,566
                   2000                                             297,684
                   2001                                             297,961
                   2002                                             260,905
                   2003 and thereafter                            1,509,795
                                                                 ----------
                                                                 $2,657,911
                                                                 ==========

NOTE 9 - STOCKHOLDERS' EQUITY

     STOCK OPTIONS

     In February 1990,  the  stockholders  approved the Company's  Non-Qualified
     Stock Incentive Plan (the 1990 Plan) reserving 750,000 shares of the Company's common stock for issuance pursuant to options, stock appreciation rights (SAR) or stock awards which may be granted under the 1990 Plan. Participation in the 1990 Plan and the type and amount of the award or grant to be made to each participant are determined by the Board of Directors. Through March 31, 1998, no options or SARs had been granted under the 1990 Plan, however a total of 304,500 shares have been granted of which no shares were issued to employees and directors during fiscal years 1998, 1997 and 1996. At March 31, 1998, 445,500 shares remain available for grant under the 1990 Plan.

     In December 1991, the stockholders approved the Company's Incentive Stock Option Plan (the 1992 ISO Plan) reserving 500,000 shares of the Company's common stock for issuance pursuant to options which may be granted under the 1992 ISO Plan at exercise prices equal to the market value on the date of grant. The terms of the 1992 ISO Plan are essentially the same as the 1982 ISO Plan. Through March 31, 1998, 140,000 options had been granted under the 1992 ISO plan at an exercise price of $.34 per share all of which expired without exercise as of March 31, 1998.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996

NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

     STOCK OPTIONS (Continued)

     In May, 1995, the Board of Directors granted options to employees and directors which provide the opportunity to purchase a total of 4,920,000 shares of common stock at an exercise price of $.055 per share (market price at the date of issuance). All employees and directors were fully vested at the time of issuance and the options expire on September 30, 2002. Through March 31, 1998, 10,000 shares have been issued as a result of the exercise of options, resulting in a charge to operations of $-0- and $550 for the years ended March 31, 1998, 1997, and 1996, respectively.

     A summary of the status of the Company's four stock option plans as of March 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:


                                          1998                              1997                                  1996
                             --------------------------------    ------------------------------   ---------------------------------
                               Outstanding         Price          Outstanding         Price       Outstanding            Price
                             ----------------   -------------    --------------  --------------   --------------  -----------------
Outstanding at beginning
  of year                          5,322,500    $.055 to .39         5,435,000    $ .055 to .5625      540,000     $ .172 to .5625
Granted                             -           $        -                   -    $   -              4,920,000     $ .055
Excercised                          -           $        -             (10,000)   $ .055                     -     $   -
Canceled                            (412,500)   $.39 to .5313         (102,500)   $ .39 to .5313       (25,000)    $ .39 to .5313
                                   ----------                        ----------                      ----------
Outstanding at end of year         4,910,000    $ .055               5,322,500    $ .055 to .39      5,435,000     $ .055 to .5625
                                   ==========                        ==========                      ==========

     Effective April 1, 1996, the Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and income per share would have been adjusted to the pro forma amounts indicated below:

     The fair value of each option grant is estimated on the date of grant with the following assumptions:

           Expected dividend yield                                          0%
           Expected volatility                                             42%
           Risk-free interest rate                                        6.5%
           Expected life of options                                  76 months

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996

NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

                STOCK OPTIONS (Continued)

                                                                              Year Ended March 31,
                                               -------------------------------------------------------------------------------------
                                                           1998                        1997                          1996
                                               ---------------------------  ------------------------    ---------------------------
                                               As Reported      Pro Forma   As Reported    Pro Forma    As Reported       Pro Forma
                                               -----------     -----------  -----------    ---------    ------------     -----------
Income:
Income before extraordinary
    item                                          $212,750        $212,750     $295,496     $187,806        $324,558        $280,278
  Extraordinary gain                                    --              --       72,731       72,731              --              --
                                               -----------     -----------     --------     --------     -----------     -----------
  Net income                                      $212,750        $212,750     $368,227     $260,537        $324,558        $280,278
                                               ===========     ===========     ========     ========     ===========     ===========

Income per common share:
  Income before extraordinary
    item                                              $.02            $.02         $.02         $.02            $.02            $.02
  Extraordinary gain                                    --              --           --           --              --              --
                                               -----------     -----------     --------     --------     -----------     -----------
  Net income                                          $.02            $.02         $.02         $.02            $.02            $.02
                                               ===========     ===========     ========     ========     ===========     ===========

NOTE 10 - EARNINGS PER COMMON SHARE

     A reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (EPS) computations for "income before extraordinary items" for the years ended March 31, 1998, 1997 and 1996 is as follows:


                                            1998                                  1997                            1996
                                   ------------------------------      -----------------------------      -------------------------
                                    Income              Shares           Income           Shares            Income        Shares
                                 (Numerator)        (Denominator)      (Numerator)     (Denominator)      (Numerator)  (Denominator)
                                 -----------        ------------       -----------     -------------      ----------   - -----------
Income before extraordinary
 item                              $ 212,750                            $ 295,496                          $ 324,558
                                   ---------                            ----------                         ---------

Basic EPS
 Income available to common
  stockholders                       212,750         12,550,159           295,496        12,444,721          324,558      12,331,767

Effect of Dilutive Securities
  Stock options                           --          3,131,014                --         3,722,297               --       2,070,665
                                     -------                              --------                           -------

Diluted EPS
Income available to common
  stockholders  including
  assumed  conversions             $ 212,750         15,681,173         $ 295,496        16,167,018        $ 324,558      14,402,432
                                   =========         ===========        ==========       ==========        =========      ==========

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996

NOTE 11 - RENTAL OF MULTI-PURPOSE BUILDING

     The Company leases a portion of its multi-purpose building (see Note 8) to an unrelated tenant under an agreement which expires July 31, 1999. Rental income aggregated $45,042, $43,374 and $44,051 for the years ended March 31, 1998, 1997 and 1996, respectively, and is included in other income in the accompanying consolidated statements of income and comprehensive income.

NOTE 12 - RESEARCH AND DEVELOPMENT COSTS

     Research   and   development   costs   charged  to  selling,   general  and
     administrative expenses amounted to $120,115, $97,628 and $93,326 for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 13 - ADVERTISING

     The Company expenses the production costs of advertising when the costs are incurred. Advertising expense totaled $35,189, $28,829 and $21,615 for the years ended March 31, 1998, 1997, and 1996, respectively.

NOTE 14 - INCOME TAXES

     The provision for (benefit from) income taxes consists of the following:

                                  1998              1997              1996
                               ---------          --------          --------
        Current
          Federal              $      --          $     --          $     --
          State                       --                --                --
                               ---------          --------          --------
                               ---------          --------          --------
        Deferred                (100,000)          (47,000)               --
                               ---------          --------          --------
                               $(100,000)         $(47,000)         $     --
                               =========          ========          ========

     The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company's AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. For 1998, 1997 and 1996, the Company had no liability for state taxes based upon income. State taxes accrued were based on net worth and, accordingly, included in selling, general and administrative expenses.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996

NOTE 14 - INCOME TAXES (Continued)

     The provision for income taxes differs from the amount computed by applying the statutory rate of 34% for fiscal years 1998, 1997 and 1996 to income before income taxes. The principal reasons for this difference are listed in the following table:

                                                    1998       1997       1996
                                                    ----       ----       ----

        Statutory federal income tax                  34%        34%        34%
        Insurance                                    (28)       (22)        --
        Amortization and other                        14         10         --
        Utilization of net operating loss
          carryforwards                              (80)        48        (34)
        Change in valuation allowance                (29)       (89)        --
                                                    ----       ----       ----
                                                     (89)%      (19)%      - %
                                                    ====       ====       ====

     The significant components of the deferred tax provision are as follows:

                                             1998           1997           1996
                                        ---------      ---------      ---------

Net operating loss - federal            $(122,000)      $120,000      $(293,000)
Net operating loss - state                 33,000         75,000        (13,000)
Other                                       1,000             --         (3,000)
Uniform capitalization                      3,000         (3,000)         5,000
Property and equipment, net                17,000        497,000         38,000
Valuation allowance                       (32,000)      (736,000)       266,000
                                        ---------      ---------      ---------
                                        $(100,000)      $(47,000)     $      --
                                        =========      =========      =========

     The components of the net deferred tax accounts as of March 31, 1998 and 1997 are as follows:

                                                          1998             1997
                                                   -----------      -----------
Deferred tax assets:
  Valuation allowance                                $(145,000)       $(177,000)
  Inventory reserve                                     14,000            8,000
  Allowance for doubtful accounts                        8,000           15,000
  Uniform capitalization                                34,000           37,000
  Net operating loss - state                            18,000           51,000
  Investment tax credits                               144,000          144,000
  Net operating loss - federal                         965,000          843,000
                                                   -----------      -----------
    Total deferred tax asset                         1,038,000          921,000

Deferred tax liabilities:
  Property and equipment, net                         (938,000)        (921,000)
                                                   -----------      -----------
    Total deferred tax liability                      (938,000)        (921,000)
                                                   -----------      -----------

   Net deferred tax asset (liability)                 $100,000      $        --
                                                   ===========      ===========

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996

NOTE 14 - INCOME TAXES (Continued)

     The Company has $2,400,000 of net operating losses for federal income tax reporting purposes available for carryforward which expire in years ending March 31, 2000 through 2010. Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, inventory capitalization adjustments recorded for tax reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Unused tax credit carryovers totaled approximately $144,000 as of March 31, 1998 and expire in years ending March 31, 1999 through 2001.

     The Company establishes a valuation allowances in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In fiscal 1998, the Company reduced the valuation allowance applied against the net operating loss carryforwards by approximately $32,000 based upon reasonable and prudent tax planning strategies and future income projections.

NOTE 15 - 401(k) PLAN

     The Company has a 401(k) plan which covers all participating employees who are over the age of 21 years and have at least one year of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Matching contributions are made, in the form of Company common stock, subsequent to the close of the plan year. Contributions for the years ended March 31, 1998, 1997 and 1996 totaled $5,483, $4,790 and $3,012, respectively.

NOTE 16 - EMPLOYMENT CONTRACTS

     On April 1, 1996, the Company entered into employment agreements with two of its employees which expire on March 31, 2001. After that date, the employment relationships will continue from year to year unless either party provides the other with written notice of intent not to renew. These agreements provide for combined annual base salaries of $205,000 for the fiscal year ended March 31, 1997, and $215,000 for the fiscal years ending March 31, 1999, 2000, and 2001. The employees may also earn a discretionary bonus based on performance targets established by the Board of Directors.

     The Company has also entered into employment agreements with two employees and directors which also expire on March 31, 2001. At the option of the employees, the agreements may be renewed for one additional five year term under the same terms and conditions. These agreements provide for an annual base salary of $150,000 each, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage. In addition, upon death, the employees' estate will receive the amount by which the cash surrender value on life insurance policies exceeds the net premiums paid by the Company (see Note 6).

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1998, 1997 AND 1996


NOTE 16 - EMPLOYMENT CONTRACTS (Continued)

     In the event of termination, all four agreements provide for the continuation of compensation and benefits. However, the employees may not compete with the Company within the United States for a period of two years after termination.

NOTE 17 - CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

     A summary of cash paid for interest and income taxes and a summary of the Company's noncash investing and financing activities for the years ended March 31, 1998, 1997 and 1996 is as follows:


                                                      Year Ended March 31,
                                              ------------------------------------
                                                 1998         1997         1996
                                              ----------   ----------   ----------
CASH PAID
Interest                                      $  368,532     $322,783   $  366,459
Income taxes                                          --           --           --

NON-CASH INVESTING AND FINANCING ACTIVITIES
Long-term debt incurred to acquire
  property, plant and equipment               $       --     $ 45,858   $       --

Issuance of stock pursuant to 401(k) plan          8,422        3,012        3,864

Unrealized holding gain on long-term
  investment                                          --       49,000       49,000

Consolidation of long-term debt                1,335,000           --           --

NOTE 18 - OTHER COMPREHENSIVE INCOME

     Other comprehensive income is reflected net of a provision for income taxes totaling $-0- for each of the years ended March 31, 1998, 1997 and 1996.