Form 10QSB
period 1998-06-30
THERMODYNETICS INC
filed 1998-08-10
CIK 351902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998     Commission File Number: 0-10707


                              THERMODYNETICS, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                           06-1042505
(State or other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


   651 Day Hill Road, Windsor, CT             06095             860-683-2005
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

         Yes _X_                   No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                           Outstanding at June 30, 1998
  ---------------------------               ----------------------------
  Common stock $.01 Par Value                     12,665,276 Shares

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Consolidated Balance Sheet
                      June 30, 1998 and March 31, 1998...................    3

                   Consolidated Statements of Income and Comprehensive
                      Income Three Months Ended June 30,
                      1997 and 1996......................................    4


                   Consolidated Statement s of Cash Flows
                      Three Months Ended June 30,
                      1997 and 1996......................................    5

                   Notes to Consolidated Financial Statements............  6-7

        Item 2.    Management's Discussion and Analysis .................  8-9


  PART II          OTHER INFORMATION

        Item 1.    Legal Proceedings.....................................   10

        Item 2.    Changes in Securities.................................   10

        Item 3.    Defaults Upon Senior Securities.......................   10

        Item 4.    Submission of Matters to a Vote of Security Holders...   10

        Item 5.    Other Information.....................................   10

        Item 6.    Exhibits and Reports on Form 8-K......................   10


 SIGNATURE PAGE .........................................................   10

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                           June 30,       March 31,
                                                                            1998             1998
                                                                         (Unaudited)      (Audited)
                                                                          -----------    -----------
CURRENT ASSETS
  Cash                                                                    $     2,615    $     2,023
  Accounts Receivable, Net                                                  1,356,232      1,039,078
  Inventories                                                               1,722,040      1,448,420
  Prepaid Expenses and Other Current Assets                                   285,803        240,563
  Deferred Income Taxes                                                       100,000        100,000
                                                                          -----------    -----------
    Total Current Assets                                                    3,466,690      2,830,084
                                                                          -----------    -----------
PROPERTY, PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                                   9,032,389      8,963,252
  Less: Accumulated Depreciation                                            4,530,463      4,450,814
                                                                          -----------    -----------
   Property, Plant, and Equipment - Net                                     4,501,926      4,512,438
                                                                          -----------    -----------
OTHER ASSETS
  Undeveloped Land Held for Investment                                        118,109        116,593
  Intangible Assets - Net of Amortization                                     124,638        127,623
  Officers' Life Insurance                                                  1,049,667      1,022,440
  Deferred Assets                                                               1,450          5,125
  Deposits                                                                      7,893          7,601
  Marketable Equity Securities, at Market                                     306,250        392,000
                                                                          -----------    -----------
    Total Other Assets                                                      1,608,007      1,671,382
                                                                          -----------    -----------
TOTAL ASSETS                                                              $ 9,576,623    $ 9,013,904
                                                                          ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                        $   894,575    $   912,435
  Accrued Taxes and Expenses                                                  136,733        120,831
  Current Portion of Long Term Debt                                           291,566        291,566
  Notes Payable - Bank                                                      1,634,354      1,061,747
                                                                          -----------    -----------
    Total Current Liabilities                                               2,957,228      2,386,579
                                                                          -----------    -----------
LONG TERM DEBT                                                              2,292,456      2,366,345
                                                                          -----------    -----------
STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 12,665,276 shares
      At 6/30/98 and 12,569,591 shares at 3/31/98                             126,653        125,696
    Additional Paid-in Capital                                              5,416,051      5,411,524
  Less:  Treasury Stock, at Cost                                              320,521        320,521
  Less:  Valuation Reserve for Long-Term Investments                          281,750        196,000
  Retained Earnings (Deficit)                                                (613,494)      (759,719)
                                                                          -----------    -----------
    Total Stockholders' Equity                                              4,326,939      4,260,980
                                                                          -----------    -----------
TOTAL LIABILITIES AND                                                     $ 9,576,623    $ 9,013,904
                                                                          ===========    ===========
  STOCKHOLDERS' EQUITY


   The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                        1998             1997
                                                   ------------    ------------
Net Sales                                            $2,632,455      $2,214,663
Cost of Goods Sold                                    1,887,582       1,579,160
                                                   ------------    ------------
Gross Profit                                            754,873         635,503
Selling, General & Administrative Expenses              507,036         476,430
                                                   ------------    ------------
Income From Operations                                  247,837         159,073
                                                   ------------    ------------
Other Income (Expense)
     Interest Expense, Net                              (96,828)        (90,098)
     Other - Net                                         (4,784)         (6,624)
                                                   ------------    ------------
     Total Other Income (Expense)                      (101,612)        (96,722)
                                                   ------------    ------------
Income Before Income Taxes                              146,225          62,351
Provision for Income Taxes                                  -0-             -0-
                                                   ------------    ------------
Net Income                                              146,225          62,351

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period        (85,750)        (49,000)
                                                   ------------    ------------
                                                        (85,750)        (49,000)
                                                   ------------    ------------
Comprehensive Income                                    $60,474         $13,351
                                                   ------------    ------------
Earnings per Share-Basic                                   $.01             NIL
                                                   ============    ============
Earnings per Share-Diluted                                 $.01             NIL
                                                   ============    ============
Weighted Average Shares Outstanding- Basic           12,633,731      12,491,484
                                                   ============    ============
Weighted Average Shares Outstanding- Diluted         15,829,128      15,260,027
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                            1998        1997
                                                         ---------    ---------
OPERATING ACTIVITIES:
  Net income                                             $ 146,225    $  62,349
         Adjustments to reconcile net income to net
         cash provided by operating activities:
  Depreciation and amortization                             86,309       88,140
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                (17,861)      57,125
    Decrease (increase) in prepaid expenses                (45,530)     (22,922)
     and other assets
    Decrease (increase) in accounts receivable            (317,154)      54,005
    Decrease (increase) in inventories                    (273,620)    (201,618)
    Increase (decrease) in accrued expenses                 21,385       35,480
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                          (400,246)      72,709
                                                         ---------    ---------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment               (69,137)     (59,483)
  Increase in other investments                             (1,516)       - 0 -
  Increase in life insurance premiums receivable           (27,227)     (27,227)
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                           (97,880)     (86,710)
                                                         ---------    ---------
FINANCING ACTIVITIES
  Sale of common stock                                         -0-          -0-
  Principal payments on debt obligations                   (73,889)     (87,922)
  Net proceeds from revolving and term debt                572,607      102,007
                                                         ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                           498,718       14,105
                                                         ---------    ---------
INCREASE (DECREASE) IN CASH                                    592           14
CASH AT BEGINNING OF PERIOD                                  2,023        2,550
                                                         ---------    ---------
CASH AT END OF PERIOD                                    $   2,615    $   2,564
                                                         =========    =========

    The accompanying notes are an integral part of these financial statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended June 30, 1998 and June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

     Inventories consist of the following at June 30:

                                             1998                 1997
                                          ----------           ----------
        Raw materials                     $1,184,613           $  868,037
        Work-in-process                      299,895              208,625
        Finished goods                       237,532              355,522
                                          ----------           ----------
                                          $1,722,040           $1,432,184
                                          ==========           ==========

NOTE 3: EARNINGS PER SHARE

     The Company has adopted "Statement of Accounting Standards No. 128, Earnings per Share" (SFAS 128). Earnings per share for the three months ended June 30, 1998 and June 30, 1997 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:

                                                     Three Months Ended
                                                June 30, 1998    June 30, 1997
                                                -------------    -------------

Weighted Average Shares Outstanding-
                  (Basic )                       12,633,731       12,491,484

Assumed Conversion of Stock Options               3,195,397        2,768,543
                                                 ----------       ----------
Weighted Average Shares Outstanding-
                  (Diluted)                      15,829,128       15,260,027
                                                 ----------       ----------

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

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

Assets:
  Uniform capitalization adjustment                                   $    (621)
  Net operating loss carryforward                                       426,695
  Other                                                                   4,545
                                                                      ---------
                                                                        430,619
Liabilities:
  Accelerated depreciation                                               (2,534)
                                                                      ---------
                                                                         (2,534)
                                                                      ---------
Net deferred tax asset before valuation allowance                       433,153

Less: Valuation allowance                                              (333,153)
                                                                      ---------
Net deferred tax asset                                                $ 100,000
                                                                      =========


     The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In fiscal 1998 the Company reduced the valuation allowance applied against the net operating loss carryforwards, based upon reasonable and prudent tax planning strategies and future income projections.

     At June 30, 1998, the Company had net operating loss carryforwards of $1,255,000 expiring from 2001 to 2007. In addition, unused tax credits of $144,000 expire from 1999 to 2001 and are also being carried forward.

NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                         3 Months Ended June 30,
                                                           1998          1997
                                                           ----          ----
Cash payments for interest                               $ 96,828      $ 90,098
Issuance of common stock to 401(k) plan                  $  5,483      $  8,423
Valuation reserve to reflect long-term equity
      securities at market                               $(85,750)     $(49,000)


NOTE 6: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The Company has adopted "Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components (i.e. revenues, expenses, gains and losses) in a complete set of financial statements. All prior periods have been restated to conform to the provisions of this statement.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     RESULTS OF OPERATIONS

     Net sales for the three months ended June 30, 1998 totaled $2,632,455 which amount is the highest level of net sales achieved for any three month period in the Company's history. This represents an increase of $477,109 over the prior quarter and $417, 822 over the comparable period of the prior year. This significant growth in shipments is attributable to further improvements in sales to existing markets and the addition of new applications for the Company's tubing and coaxial coil product line.

     Sales during the year ended March 31, 1998 were adversely affected by a persistence of moderate temperature conditions, largely caused by the El Nino weather patterns in the continental United States. The absence of extreme ambient conditions retarded the demand for space conditioning products, which represents the largest market served by the Company. As temperatures returned to more seasonal conditions in the 1998 spring months, the pent-up demand for HVAC products created a surge in orders for condenser/evaporators used in both residential and commercial applications. Additionally, the continued strong performance of domestic economic indicators has resulted in an increase in the construction of industrial facilities that require heating and air conditioning systems.

     During the latest fiscal quarter, the Company commenced shipments of a newly developed line of coils to a new customer for use in their commercial ice cube machines. This new application for condenser coils is expected to generate significant sales for the balance of the fiscal year and future periods as well. Other markets, including swimming pool heat pumps and marine air conditioning products have also exhibited strong growth during the period.

     Cost of sales improved to 72% of sales for the current quarter compared to 74% for the year ended March 31, 1998. Improvements in efficiencies were realized both through the continued refinement of the operation of manufacturing cells and the higher production volumes during the period. The Company is in the process of further rearrangement of manufacturing resources to maximize utilization of production equipment and improve material handling capabilities.

     Selling, general and administrative expenses increased by $67,418 or 15% and $30,606 or 6% over the three months ended March 31, 1998 and June 30, 1997, respectively. Engineering and laboratory test expenses increased to satisfy the growing demand to support new product development and research activities. Sales commissions also increased during the period as a function of higher shipping levels. Additional investments in engineering and technical support staff are anticipated to be expended during the balance of the year.

     Interest expense remained relatively constant for all periods resulting in little fluctuation in total other expenses. A series of refinancings was completed in the prior year and no significant activity in this area is contemplated at the present time.

     Other comprehensive loss adjustments for both the current quarter and prior year comparable period consisted of unrealized holding losses on long-term investments.

     LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1998 was $509,132 compared to $443,505 at March 31, 1998 and $299,443 at June 30, 1997. During the current quarter, current assets increased by $636,606, largely due to higher levels of accounts receivable and inventories needed to support increased shipments. During the same period current liabilities increased by $570,649 consisting of additional borrowings under the revolving line of credit. These advances were used to finance the additional investments in operating assets and capital expenditures during the quarter.

     As a result of the large increases in current assets, net cash used in operating activities totaled $400,246 for the current quarter compared to net cash generated of $72,709 in 1997. Although inventory increased in both periods, the need to increase raw material stock in fiscal 1999 to satisfy order levels resulted in overall higher levels at June 1998. Accounts receivable increased by $317,154 for the current three months, reflecting the substantial increase in shipments. Days receivables outstanding remained unchanged from year-end reflecting no deterioration in the collection of amounts due from customers.

     Cash used in investing activities increased from $86,710 in fiscal 1997 to $97,880 for the three months ended June 1998, due to an increase in capital expenditures in the current quarter. Anticipated purchases of production equipment are expected to run slightly higher than the prior year due to the need to add production capacity in support of higher sales levels.

     As previously indicated the additional investments in inventories and accounts receivable were funded through advances under the revolving debt facility. The line of credit also served to finance capital projects and other equipment purchases during the quarter. It is anticipated that the latter financings will be converted to term debt later in the year, which will provide additional availability, if needed, under the revolving line of credit.

     Inflation and other cost increases continue to play a minor role in the Company's day to day operations. Improvements to manufacturing processes and procedures, coupled with small increases in purchased goods and services have enabled the Company to maintain its current cost structure. Stability in the precious metals markets has also enabled the Company to continue to purchase raw materials at competitive prices for conversion into products shipped to customers. As the Company continues its conversion to cellular manufacturing, further cost reductions are anticipated which should offset future effects of inflation for the balance of the fiscal year.

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

     (a)  No Exhibits have been submitted with this report

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THERMODYNETICS, INC.



 Date: August 4, 1998         By:      /s/  Robert A. Lerman
                                     ----------------------------------------
                                     Robert A. Lerman
                                     President


 Date: August 1, 1998         By:      /s/  Robert I. Lieberman
                                     ----------------------------------------
                                     Robert I. Lieberman
                                     Treasurer and Chief Financial Officer