Form 10QSB
period 1998-09-30
THERMODYNETICS INC
filed 1998-11-13
CIK 351902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                                                 Commission File Number: 0-10707

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


           Class                                   Outstanding at Sept. 30, 1998
Common stock $.01 Par Value                              12,665,276 Shares

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I      FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet
               September 30, 1998 and March 31, 1998.......................    3

            Consolidated Statements of Income and Comprehensive
               Income Three Months Ended September 30,
               1998 and 1997...............................................    4

            Consolidated Statements of Income and Comprehensive
               Income Six Months Ended September 30,
                1998 and 1997...        ....................................   5

            Consolidated Statements of Cash Flows
               Six Months Ended September 30,
               1998 and 1997...............................................    6

            Notes to Consolidated Financial Statements.....................  7-8

   Item 2.  Management's Discussion and Analysis .......................... 9-10


PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................   11

   Item 2.  Changes in Securities..........................................   11

   Item 3.  Defaults Upon Senior Securities................................   11

   Item 4.  Submission of Matters to a Vote of Security Holders............   11

   Item 5.  Other Information..............................................   11

   Item 6.  Exhibits and Reports on Form 8-K...............................   11


SIGNATURE PAGE ............................................................   12

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,              March 31,
                                                                                    1998                     1998
                                                                                 (Unaudited)               (Audited)
                                                                                 -----------              -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                           $     2,702              $     2,023
  Accounts Receivable, Net                                                         1,243,449                1,039,078
  Inventories                                                                      1,816,504                1,448,420
  Prepaid Expenses and Other Current Assets                                          279,009                  240,563
  Deferred Income Taxes                                                              100,000                  100,000
                                                                                 -----------              -----------
    Total Current Assets                                                           3,441,664                2,830,084
                                                                                 -----------              -----------

PROPERTY , PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                                          9,101,787                8,963,252
  Less: Accumulated Depreciation                                                   4,610,111                4,450,814
                                                                                 -----------              -----------
   Property, Plant, and Equipment - Net                                            4,491,675                4,512,438
                                                                                 -----------              -----------

OTHER ASSETS
  Undeveloped Land Held for Investment                                               118,109                  116,593
  Intangible Assets - Net of Amortization                                            121,653                  127,623
  Officers' Life Insurance                                                         1,076,894                1,022,440
  Deposits and other                                                                   5,750                   12,726
  Investment in Foreign Company                                                      100,742                      -0-
  Marketable Equity Securities, at Market                                            138,000                  392,000
                                                                                 -----------              -----------
    Total Other Assets                                                             1,561,148                1,671,382
                                                                                 -----------              -----------

TOTAL ASSETS                                                                     $ 9,494,488              $ 9,013,904
                                                                                 ===========              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                               $   808,605              $   912,435
  Accrued Taxes and Expenses                                                         120,690                  120,831
  Current Portion of Long Term Debt                                                  322,890                  291,566
  Notes Payable - Bank                                                             1,668,242                1,061,747
                                                                                 -----------              -----------

    Total Current Liabilities                                                      2,920,387                2,386,579
                                                                                 -----------              -----------

LONG TERM DEBT                                                                     2,218,997                2,366,345
                                                                                 -----------              -----------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 12,665,276 shares
      At 9/30/98 and 12,569,591 shares at 3/31/98                                    126,653                  125,696
    Additional Paid-in Capital                                                     5,416,051                5,411,524
  Less:  Treasury Stock, at Cost                                                     320,521                  320,521
  Less:  Valuation Reserve for Long-Term Investments                                 276,000                  196,000
  Retained Earnings (Deficit)                                                       (591,079)                (759,719)
                                                                                 -----------              -----------
    Total Stockholders' Equity                                                     4,355,104                4,260,980
                                                                                 -----------              -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                           $ 9,494,488              $ 9,013,904
                                                                                 ===========              ===========


   The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                     1998               1997
                                                                 ------------       ------------
Net Sales                                                        $  2,665,374       $  2,200,210

Cost of Goods Sold                                                  1,931,735          1,590,301
                                                                 ------------       ------------

Gross Profit                                                          733,639            609,909

Selling, General & Administrative Expenses                            480,157            438,709
                                                                 ------------       ------------

Income From Operations                                                253,482            171,200
                                                                 ------------       ------------

Other Income (Expense)
     Interest Expense, Net                                            (99,702)           (93,832)
     Realized Loss on Sale of Securities                             (126,580)               -0-
     Other - Net                                                       (4,785)            (6,624)
                                                                 ------------       ------------
     Total Other Income (Expense)                                    (231,067)          (100,456)
                                                                 ------------       ------------

Income Before Income Taxes                                             22,415             70,744

Provision for Income Taxes                                                -0-                -0-
                                                                 ------------       ------------

Net Income                                                             22,415             70,744

Other Comprehensive Income (Loss),Net of tax
      Unrealized holding gains during the period                       (5,750)           125,587
                                                                 ------------       ------------
                                                                       (5,750)           125,587
                                                                 ------------       ------------

Comprehensive Income                                             $     16,665       $    196,331
                                                                 ============       ============

Earnings per Share-Basic                                                  NIL       $        .01
                                                                 ============       ============

Earnings per Share-Diluted                                                NIL                NIL
                                                                 ============       ============
Weighted Average Shares Outstanding- Basic                         12,665,276         12,569,646
                                                                 ============       ============
Weighted Average Shares Outstanding- Diluted                       15,227,015         15,737,388
                                                                 ============       ============


   The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                         1998                       1997
                                                                     ------------               ------------
Net Sales                                                            $  5,297,829               $  4,414,873

Cost of Goods Sold                                                      3,809,317                  3,169,461
                                                                     ------------               ------------

Gross Profit                                                            1,488,512                  1,245,412

Selling, General & Administrative Expenses                                977,194                    915,139
                                                                     ------------               ------------

Income From Operations                                                    511,318                    330,273
                                                                     ------------               ------------

Other Income (Expense)
     Interest Expense, Net                                               (196,530)                  (183,930)
     Realized Loss on Sale of Securities                                 (126,580)                       -0-
     Other - Net                                                          (19,568)                   (13,250)
                                                                     ------------               ------------
     Total Other Income (Expense)                                        (342,678)                  (197,180)
                                                                     ------------               ------------

Income Before Income Taxes                                                168,640                    133,093

Provision for Income Taxes                                                    -0-                        -0-
                                                                     ------------               ------------

Net Income                                                                168,640                    133,093

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period                          (80,000)                    76,587
                                                                     ------------               ------------
                                                                          (80,000)                    76,587
                                                                     ------------               ------------

Comprehensive Income                                                 $     88,640               $    209,680
                                                                     ============               ============

Earnings per Share-Basic                                             $        .01               $        .01
                                                                     ============               ============

Earnings per Share-Diluted                                           $        .01               $        .01
                                                                     ============               ============

Weighted Average Shares Outstanding- Basic                             12,633,381                 12,557,778
                                                                     ============               ============
Weighted Average Shares Outstanding- Diluted                           15,562,090                 15,639,931
                                                                     ============               ============


   The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)


                                                                                   1998                  1997
                                                                                 ---------            ---------
OPERATING ACTIVITIES:
  Net income                                                                     $ 168,640            $ 133,093
         Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                    165,267              176,288
  Realized loss on sale of securities                                              126,580                  -0-
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                       (103,830)            (170,297)
    Decrease (increase) in prepaid expenses                                        (31,470)             (50,890)
       and other assets
    Decrease (increase) in accounts receivable                                    (204,371)              97,597
    Decrease (increase) in inventories                                            (368,084)            (102,483)
    Increase (decrease) in accrued expenses                                          5,303              (11,425)
                                                                                 ---------            ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                                  (241,965)              71,883
                                                                                 ---------            ---------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment                                      (138,535)             (86,447)
  Increase in long-term investments                                                 (1,516)              (1,482)
  Investment in foreign company                                                   (100,742)                 -0-
  Increase in life insurance premiums receivable                                   (54,454)             (81,681)
  Sale of marketable securities                                                     47,420                  -0-
                                                                                 ---------            ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                                                  (247,827)            (169,610)
                                                                                 ---------            ---------

FINANCING ACTIVITIES
  Principal payments on debt obligations                                          (147,348)            (168,402)
  Net proceeds from revolving and term debt                                        637,819              266,116
                                                                                 ---------            ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                                   490,471               97,714
                                                                                 ---------            ---------

INCREASE (DECREASE) IN CASH                                                            679                  (13)

CASH AT BEGINNING OF PERIOD                                                          2,023                2,550
                                                                                 ---------            ---------

CASH AT END OF PERIOD                                                            $   2,702            $   2,537
                                                                                 =========            =========


    The accompanying notes are an integral part of these financial statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended September 30, 1998 and September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

     Inventories consist of the following at September 30:

                                                    1998                 1997
                                                 ----------           ----------
         Raw materials                           $1,279,077           $  768,902
         Work-in-process                            299,895              208,625
         Finished goods                             237,532              355,522
                                                 ----------           ----------
                                                 $1,816,504           $1,333,049
                                                 ==========           ==========

NOTE 3: EARNINGS PER SHARE

     The Company has adopted "Statement of Accounting Standards No. 128, Earnings per Share" (SFAS 128). Earnings per share for the three and six months ended September 30, 1998 and September 30, 1997 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:

                                                                 Three Months Ended                     Six Months Ended
                                                           Sept. 30 1998     Sept  30, 1997     Sept. 30, 1998      Sept 30, 1997
                                                           -------------     ----  --------     --------------      -------------
Weighted Average Shares Outstanding
   (Basic)                                                  12,665,276         12,569,646         12,633,381         12,560,778
Assumed Conversion of Stock                                  2,561,739          3,167,742          2,928,709          3,079,153
                                                            ----------         ----------         ----------         ----------
Weighted Average Shares Outstanding-
   (Diluted)                                                15,277,015         15,737,388         15,562,090         15,639,931
                                                            ----------         ----------         ----------         ----------

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

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

     Assets:
       Uniform capitalization adjustment                              $  (1,243)
       Net operating loss carryforward                                  419,265
       Other                                                              9,091
                                                                      ---------
                                                                        427,113
                                                                      ---------
     Liabilities:
       Accelerated depreciation                                          (5,069)
                                                                      ---------
                                                                         (5,069)
                                                                      ---------
     Net deferred tax asset before valuation allowance                  432,182

     Less: Valuation allowance                                         (332,182)
                                                                      ---------
     Net deferred tax asset                                           $ 100,000
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

     At September 30, 1998, the Company had net operating loss carryforwards of $1,391,000 expiring from 2001 to 2007. In addition, unused tax credits of $144,000 expire from 1999 to 2001 and are also being carried forward.

NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                             6 Months Ended
                                                         9/30/98        9/30/97
                                                         -------        -------
Cash payments for interest                              $ 196,530      $ 183,930
Issuance of common stock to 401(k) plan                 $   5,483      $   8,423
Valuation reserve to reflect long-term equity
   securities at market)                                $ (80,000)     $  76,587

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

NOTE 7: INVESTMENT IN FOREIGN COMPANY

     In August 1998 the Company advanced $100,000 to Conforma, n.v., a Belgian company engaged in the processing of pharmaceutical related products. It is anticipated that this advance will be subsequently converted into a long-term equity investment. The advance was financed with funds generated by use of a margin account with a financial services company

     The margined securities suffered declines in market value in concert with the general stock market resulting in margin calls made on the Company in September 1998. In order to meet these obligations, the Company made a cash payment of $22,000 and sold some of its holdings. The net proceeds from the liquidations of the securities were $47,420, resulting in a realized loss of $126,580, which is included in other expense. As of September 30, 1998, the margin obligation has been reduced to approximately $31,000.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1998, $2,665,374, set a new record for the Company, eclipsing the record mark established in the previous quarter. Consequently, year to date sales of $5,297,829 is the highest level recorded in any six-month period in the Company's history. For comparative purposes, as recently as the fiscal year ended March 1995, sales for that entire twelve-month period totaled $5.7 million. With regard to the prior year, current quarter sales represent an increase of $465,164, or 21%, over the second quarter of fiscal 1998. For the six-month period, sales increased by $882,956 or 20% over the first two quarters of the prior year.

The large increase in sales continues the trend begun towards the end of the last fiscal year. Several factors are prominently intertwined resulting in this growth including a return to more seasonal temperature patterns and the successful introduction of new product applications. The Company has now completed the design and qualification phases for a line of coaxial coils serving the ice machine and commercial refrigerator market. These products are generating significant sales in fiscal 1999, compared to only a small amount of start-up shipments in the prior year. The Company has also increased shipments of coils for chiller-related marine applications in fiscal 1999, representing the continuing development of a specialty line begun in 1998. Further, the Company is expanding its offerings in flexible heat transfer tubing and has experienced growth in this product line both in the U.S. and abroad.

The core business of supplying coaxial coils to OEM water-source heat pump manufacturers has continued to grow as a result of both strong levels of domestic commercial and residential construction and increased market share garnered by the Company's larger customers. This market historically slows down in the third calendar quarter with rebounding volumes occurring in the January-March period anticipating the spring building season. Indications currently suggest that through the third quarter (period ending 12/31/98) total shipments should approach $7.5 million.

Cost of sales aggregated 72% of net sales for both the quarter and six-month periods of the current year as well as in fiscal 1998. As a large portion of the cost of manufactured product is concentrated in copper and copper alloy tubing, the stability of the cost of these raw materials helped maintain gross margins at this level. Cost increases for conversion costs, including direct labor were offset by increased efficiencies resulting from refinements in the use of cellular manufacturing processes on the production floor.

Selling, general and administrative expenses increased by $41,448 (9%) for the three months and $62,055 (6%) for the six-month period and compared to the prior year results. Cost increases for personnel and related benefits, coupled with additions to staffing of support services accounted for the higher levels in the current year periods. The Company is planning to further supplement these areas during the balance of the year, to support product line additions under development and other applied engineering research activities.

Operating income increased by $82,282 and $181,045 for the three and six month periods of 1999, compared to the same periods of the prior year. Higher levels of sales for all periods generated increases in gross margin dollars that absorbed the additional investments in engineering and administrative areas.

Interest expense was slightly higher for the current year periods as a result of carrying increased levels of operating assets compared to fiscal 1998. For all periods presented, interest costs ranged between 3-4% of net sales. Higher average levels of outstanding debt in 1999 were offset by a lower effective borrowing rate, resulting from a reduction in the prime interest rate during the year.

In September 1998 the Company liquidated certain marketable equity securities that were subject to a margin agreement with a financial services company. Consequently, a loss of $126,580 was charged to operations during the current quarter, representing the difference between the proceeds of the sales and the cost basis of the securities.

Other comprehensive income (loss) adjustments for the periods represents unrealized holding gains (losses) for marketable equity securities that are held by the Company as long-term investments.

     LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1998 was $521,277 compared to $443,505 at March 31, 1998 and $266,093 at September 30, 1997. During the current six month period, current assets increased by $611,580, largely due to increases in accounts receivable and inventories needed to support higher production levels. Concurrently, current liabilities increased by $533,808 consisting primarily of additional borrowings under the revolving line of credit. These advances were used to finance the additional investments in operating assets and capital expenditures during the quarter.

As a result of the increases in current assets, net cash used in operating activities totaled $241,965 for the current period compared to net cash generated of $71,883 in 1997. Inventories and accounts receivable increased by $368,084 and $204,371, respectively, for the current six months, reflecting the substantial increase in shipments over the prior year. Net income from operating activities totaled $295,220 in 1999, an increase of more than 120% above the September 1997 level of $133,093. Cash generated from operations was used to fund a portion of the increase in current assets, with the balance financed through the revolving debt facility.

Cash used in investing activities increased from $169,610 in fiscal 1997 to $247,827 for the six months ended September 1998. In August 1998 the Company advanced $100,000 to Conforma, n.v., a Belgian company engaged in the processing of pharmaceutical related products. The advance was financed with funds generated by use of a margin account with a financial services company. The margined securities suffered declines in market value in concert with the general stock market decline resulting in margin calls made on the Company in September 1998. To meet these obligations, the Company made a cash payment of $22,000 and sold a portion of its holdings. The net proceeds from the liquidations of the security were $47,420, resulting in a realized loss of $126,580, which was recorded as a period expense. As of September 30, 1998, the margin obligation has been reduced to approximately $31,000.

Capital expenditures increased by $52,088 compared to the prior year period. Anticipated purchases of production equipment are expected to run slightly higher than the prior year due to the need to add production capacity to support higher sales and shipping levels.

Cash provided by financing activities totaled $490,471 for the current six months compared to $97,714 in the prior year. The revolving debt facility was used to finance additions to inventories, accounts receivable, capital projects and other equipment purchases during the quarter. In October 1998 the Company's bank increased the maximum borrowings available under the revolving line of credit and also authorized a new facility to finance capital expenditures. The revised debt structure is expected to provide sufficient resources to fund the Company's requirements for the foreseeable future.

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


                                       THERMODYNETICS, INC.



Date: November 11, 1998                By: /s/  Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President


Date: November 11, 1998                By: /s/  Robert I. Lieberman
                                           -------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer