Form 10QSB
period 1998-12-31
THERMODYNETICS INC
filed 1999-03-01
CIK 351902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   Commission File Number: 0-10707
December 31, 1998


                              THERMODYNETICS, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                      06-1042505
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

651 Day Hill Road, Windsor, CT                  06095            860-683-2005
(Address of Principal Executive Offices)      (Zip Code)      (Telephone Number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

             Class                                  Outstanding at Dec. 31, 1998
   Common stock $.01 Par Value                            13,065,276 Shares

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                    Page Number
                                                                    -----------

PART I         FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheet
                  December 31, 1998 and March 31, 1998........................3

               Consolidated Statements of Income and Comprehensive
                  Income Three Months Ended December 31,
                  1998 and 1997...............................................4

               Consolidated Statements of Income and Comprehensive
                  Income Nine Months Ended December 31,
                   1998 and 1997..............................................5

               Consolidated Statements of Cash Flows
                  Nine Months Ended December 31,
                  1998 and 1997...............................................6

               Notes to Consolidated Financial Statements...................7-8

    Item 2.    Management's Discussion and Analysis........................9-10


PART II        OTHER INFORMATION

    Item 1.    Legal Proceedings.............................................11

    Item 2.    Changes in Securities.........................................11

    Item 3.    Defaults Upon Senior Securities...............................11
    Item 4.    Submission of Matters to a Vote of Security Holders...........11

    Item 5.    Other Information.............................................11

    Item 6.    Exhibits and Reports on Form 8-K..............................11


SIGNATURE PAGE ..............................................................12

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                    December 31,          March 31,
                                                                       1998                 1998
                                                                    (Unaudited)           (Audited)
CURRENT ASSETS
  Cash                                                              $     2,726         $     2,023
  Accounts Receivable, Net                                              985,184           1,039,078
  Inventories                                                         1,873,666           1,448,420
  Prepaid Expenses and Other Current Assets                             287,229             240,563
  Deferred Income Taxes                                                 100,000             100,000
                                                                    -----------         -----------
    Total Current Assets                                              3,248,805           2,830,084
                                                                    -----------         -----------

PROPERTY , PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                             9,222,016           8,963,252
  Less: Accumulated Depreciation                                      4,689,760           4,450,814
                                                                    -----------         -----------
   Property, Plant, and Equipment - Net                               4,532,256           4,512,438
                                                                    -----------         -----------

OTHER ASSETS
  Undeveloped Land Held for Investment                                  118,109             116,593
  Intangible Assets - Net of Amortization                               118,668             127,623
  Officers' Life Insurance                                            1,129,121           1,022,440
  Deposits and other                                                      5,976              12,726
  Investment in Unconsolidated Company                                   68,777                 -0-
  Marketable Equity Securities, at Market                               138,000             392,000
                                                                    -----------         -----------
    Total Other Assets                                                1,578,651           1,671,382
                                                                    -----------         -----------

TOTAL ASSETS                                                        $ 9,359,712         $ 9,013,904
                                                                    ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                  $   823,023         $   912,435
  Accrued Taxes and Expenses                                            132,195             120,831
  Current Portion of Long Term Debt                                     312,799             291,566
  Notes Payable - Bank                                                1,555,669           1,061,747
                                                                    -----------         -----------

    Total Current Liabilities                                         2,823,686           2,386,579
                                                                    -----------         -----------

LONG TERM DEBT                                                        2,145,406           2,366,345
                                                                    -----------         -----------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 13,065,276 shares
      At 12/31/98 and 12,569,591 shares at 3/31/98                      130,653             125,696
    Additional Paid-in Capital                                        5,434,051           5,411,524
  Less:  Treasury Stock, at Cost                                        320,521             320,521
  Less:  Valuation Reserve for Marketable Equity Securities             276,000             196,000
  Retained Earnings (Deficit)                                          (577,563)           (759,719)
                                                                    -----------         -----------
    Total Stockholders' Equity                                        4,390,620           4,260,980
                                                                    -----------         -----------

TOTAL LIABILITIES AND                                               $ 9,359,712         $ 9,013,904
  STOCKHOLDERS' EQUITY                                              ===========         ===========

     The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                  1998            1997
                                                              ------------    ------------

Net Sales                                                     $  2,465,222    $  2,031,411

Cost of Goods Sold                                               1,844,943       1,502,137
                                                              ------------    ------------

Gross Profit                                                       620,279         529,274

Selling, General & Administrative Expenses                         469,458         388,701
                                                              ------------    ------------

Income From Operations                                             150,821         140,573
                                                              ------------    ------------

Other Income (Expense)
     Interest Expense, Net                                         (96,202)        (90,245)
     Equity in (Loss) of Unconsolidated Company                    (36,319)            -0-
     Other - Net                                                    (4,785)         (6,624)
                                                              ------------    ------------

     Total Other Income (Expense)                                 (137,306)        (96,869)
                                                              ------------    ------------

Income Before Income Taxes                                          13,515          43,704

Provision for Income Taxes                                             -0-             -0-
                                                              ------------    ------------

Net Income                                                          13,515          43,704

Other Comprehensive Income (Loss),net of tax
      Unrealized gains (losses) during the period                      -0-         (52,087)
                                                              ------------    ------------
                                                                       -0-         (52,087)
                                                              ------------    ------------

Comprehensive Income                                          $     13,515    $     (8,383)
                                                              ============    ============

Earnings per Share-Basic                                               NIL             NIL
                                                              ============    ============

Earnings per Share-Diluted                                             NIL             NIL
                                                              ============    ============

Weighted Average Shares Outstanding- Basic                      12,700,091      12,569,646
                                                              ============    ============
Weighted Average Shares Outstanding- Diluted                    15,137,699      15,737,388
                                                              ============    ============

     The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                   1998                   1997
                                                               ------------          ------------
Net Sales                                                      $  7,763,052          $  6,446,283

Cost of Goods Sold                                                5,654,260             4,671,598
                                                               ------------          ------------

Gross Profit                                                      2,108,792             1,774,685

Selling, General & Administrative Expenses                        1,446,651             1,303,840
                                                               ------------          ------------

Income From Operations                                              662,141               470,845
                                                               ------------          ------------

Other Income (Expense)
     Interest Expense, Net                                         (292,731)             (274,176)
     Equity in (Loss) of Unconsolidated Company                     (36,319)                  -0-
     Realized (Loss) on Sale of Securities                         (126,580)                  -0-
     Other - Net                                                    (24,355)              (19,872)
                                                               ------------          ------------

     Total Other Income (Expense)                                  (479,985)             (294,048)
                                                               ------------          ------------

Income Before Income Taxes                                          182,156               176,797

Provision for Income Taxes                                              -0-                   -0-
                                                               ------------          ------------

Net Income                                                          182,156               176,797

Other Comprehensive Income (Loss), net of tax
      Unrealized gains (losses) during the period                   (80,000)               24,500
                                                               ------------          ------------
                                                                    (80,000)               24,500
                                                               ------------          ------------

Comprehensive Income                                           $    102,156          $    201,297
                                                               ============          ============

Earnings per Share-Basic                                       $        .01          $        .01
                                                               ============          ============

Earnings per Share-Diluted                                     $         01          $        .01
                                                               ============          ============

Weighted Average Shares Outstanding- Basic                       12,665,721            12,560,778
                                                               ============          ============
Weighted Average Shares Outstanding- Diluted                     15,558,455            15,639,931
                                                               ============          ============

     The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED DECEMBER 31,

                                   (UNAUDITED)

                                                                1998              1997
                                                              ---------        ---------
OPERATING ACTIVITIES:
  Net income                                                  $ 182,156        $ 176,797
         Adjustments to reconcile net income to net
         cash provided by operating activities:
  Depreciation and amortization                                 247,901          256,975
  Realized loss on sale of securities                           126,580              -0-
   Equity in loss of unconsolidated company                      36,319              -0-
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                     (89,412)        (112,759)
    Decrease (increase) in prepaid expenses and                 (39,920)         (31,710)
 other assets
    Decrease (increase) in accounts receivable                   53,894          224,853
    Decrease (increase) in inventories                         (425,246)        (289,956)
    Increase (decrease) in accrued expenses                      16,848          (14,092)
                                                              ---------        ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                109,120          210,108
                                                              ---------        ---------

INVESTING ACTIVITIES;
  Purchases of property, plant and equipment                   (258,764)        (183,830)
  Increase in undeveloped land held for investment               (1,516)          (1,482)
  Investment in unconsolidated company                         (105,092)           - 0 -
  Increase in life insurance premiums receivable               (106,681)        (188,908)
  Sale of marketable securities                                  47,420              -0-
                                                              ---------        ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                               (424,633)        (374,220)
                                                              ---------        ---------

FINANCING ACTIVITIES
  Sale of common stock                                           22,000              -0-
  Principal payments on debt obligations                       (220,939)        (449,008)
  Net proceeds from revolving and term debt                     515,155          613,174
                                                              ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       316,216          164,166
                                                              ---------        ---------

INCREASE (DECREASE) IN CASH                                         703               54

CASH AT BEGINNING OF PERIOD                                       2,023            2,550
                                                              ---------        ---------

CASH AT END OF PERIOD                                         $   2,726        $   2,604
                                                              =========        =========

     The accompanying notes are an integral part of these financial statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended December 31, 1998 and December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     NOTE 2: INVENTORIES

     Inventories consist of the following at December 31:

                                     1998                 1997
                                  ----------           ----------
     Raw materials                $1,336,239           $  956,375
     Work-in-process                 299,895              208,625
     Finished goods                  237,532              355,522
                                  ----------           ----------
                                  $1,816,504           $1,520,522
                                  ==========           ==========

     NOTE 3: EARNINGS PER SHARE

     The Company has adopted "Statement of Accounting Standards No. 128, Earnings per Share" (SFAS 128). Earnings per share for the three and nine months ended December 31, 1998 and 1997 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:

                                              Three Months Ended               Nine Months Ended
                                         Dec. 31 1998    Dec 31, 1997    Dec. 31, 1998    Dec 31, 1997
                                         ------------    ------------    -------------    ------------
Weighted Average Shares Outstanding
                   (Basic)                12,700,091      12,569,646      12,665,721       12,560,778
Assumed Conversion of Stock                2,437,609       3,167,742       2,902,734        3,079,153
                                          ----------      ----------      ----------       ----------
Weighted Average Shares Outstanding
                  (Diluted)               15,137,699       5,737,388      15,558,455       15,639,931
                                          ----------      ----------      ----------       ----------


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

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

Assets:
     Uniform capitalization adjustment                          $  (1,864)
     Net operating loss carryforward                              450,452
     Other                                                         13,636
                                                                ---------
                                                                  462,224
Liabilities:
     Accelerated depreciation                                      (7,603)
                                                                ---------
                                                                   (7,603)
                                                                ---------
     Net deferred tax asset before valuation allowance            469,826
         Less: Valuation allowance                               (369,826)
                                                                ---------
         Net deferred tax asset                                 $ 100,000
                                                                =========

     The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In fiscal 1998 the Company reduced the valuation allowance applied against the net operating loss carryforwards, based upon tax planning strategies and future income projections.

     At December 31, 1998, the Company had net operating loss carryforwards of $1,324,000 expiring from 2001 to 2007. In addition, unused tax credits of $144,000 expire from 1999 to 2001 and are also being carried forward.


     NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".


                                                         9 Months Ended
                                                     12/31/98      12/31/97
                                                     --------      --------
Cash payments for interest                          $ 292,731     $ 274,176
Issuance of common stock to 401(k) plan             $   5,483     $   8,423
Valuation reserve to reflect long-term equity
     securities at market                           $ (80,000)    $ (24,500)


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

     NOTE 7: INVESTMENT IN FOREIGN COMPANY

     In August 1998 the Company advanced $100,000 to Conforma, n.v., a closely-held Belgian company engaged in the processing of pharmaceutical related products. It is anticipated that this advance will subsequently be converted into a long-term equity investment. Accordingly, during the quarter ended December 31, 1998 the Company reduced the carrying value of the advance by $36,319, representing its allocated share of Conforma's loss for the most recent quarterly period.

     The advance was financed with funds generated by use of a margin account with a financial services company. The margined securities suffered declines in market value resulting in margin calls made on the Company. In order to meet these obligations, in September 1998 the Company made cash payments aggregating $22,000 and sold some of its holdings. The net proceeds from the liquidations of the securities were $47,420, resulting in a realized loss of $126,580, which is included in other expense. In December 1998, additional margin calls resulted in a cash payment of $11,000 to reduce the margin debt. As of December 31, 1998, the margin obligation was reduced to approximately $21,000, which is expected to be fully paid during the quarter ending March 1999.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     RESULTS OF OPERATIONS

Net sales of $2,495,222 for the three months ended December 31, 1998 declined slightly from the prior quarter's record level of $2,665,374. Compared to the same quarter of the prior year, sales increased by $433,811 or 21%. The company's third fiscal quarter has historically exhibited lower sales than the previous quarterly periods due to seasonal construction industry building patterns which create demands for heating and air conditioning equipment. For the nine-month period, sales of $7,763,052 represented an increase of $1,316,769 or 20% over the first three quarters of the prior year.

The large increase in sales over the prior year continues the trend begun towards the end of the prior fiscal year. Several factors are responsible for this growth including a return to more seasonal temperature patterns across the United States, increased demand from existing customers and the successful introduction of new product applications for the Company's tubing product line.

The Company's core business of manufacturing water source coaxial coils to OEM heat pump manufacturers has continued to grow as a result of both strong levels of domestic commercial and residential construction and increased market share garnered by the Company's larger customers. Other established markets have shown strong growth during the entire year, including swimming pool heat pumps, marine applications and biomedical products.

Cost of sales aggregated 75% of net sales for the current quarter as compared to 74% of sales for the same period last year. For the nine months of both the current and prior year, cost of sales was 73% of sales. As a result of slightly lower production levels during the third quarter, indirect manufacturing costs per unit increased, as fewer units were produced to absorb manufacturing overhead expenses. The costs of direct materials, represented primarily by copper and copper alloy tubing, and direct labor have remained stable for both the current and past year, which has helped to maintain gross margins. Minor cost increases have been offset by increased efficiencies, further demonstrating the benefits of introducing cellular manufacturing and just-in-time production techniques to the shop floor.

Selling, general and administrative expenses increased by $80,757 (20%) for the three months and $142,811 (11%) for the nine-month period and compared to the prior year results. Additions to staffing in engineering, customer service and other support services accounted for a portion of the increase in costs. Compensation adjustments and higher costs for employee fringe benefits also contributed to the increase over the prior year periods.

Operating income increased by $10,248 and $191,296 for the three and nine-month periods of 1999, compared to the same periods of the prior year. Higher levels of sales for all periods generated significant increases in gross profit, which offset the large increase in operating expenses.

Interest expense increased in absolute terms, but decreased as a percentage of net sales for the current year periods as compared to fiscal 1998. Higher average levels of revolving debt were outstanding in 1999, resulting from the need to fund higher inventory levels necessary to support increased production activities. However, a reduction in the prime rate created a lower effective borrowing rate, which served to reduce debt service payments during the current year periods.

In August 1998 the Company advanced $100,000 to Conforma, n.v., a Belgian company engaged in the processing of pharmaceutical related products. It is anticipated that this advance will subsequently be converted into a long-term equity investment. During the quarter ended December 31, 1998 the Company reduced the carrying value of the advance by $36,315, representing its allocated share of

Conforma's loss for the most recent quarterly period. This amount is reflected as other expense during the current quarter.

In September 1998 the Company liquidated certain marketable equity securities that were subject to a margin agreement with a financial services company. Consequently, a loss of $126,580 was charged to operations during that current quarter, representing the difference between the proceeds of the sales and the cost basis of the securities. No such transactions occurred during the current period.

Other comprehensive income (loss) adjustments for the periods represents unrealized holding gains (losses) for marketable equity securities that are held by the Company as long-term investments.

     LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 1998 was $425,119 compared to $443,505 at March 31, 1998 and $687,947 at December 31, 1997. During the current nine month period, current assets increased by $418,721, largely due to increases in inventories required to support higher production levels. Concurrently, current liabilities increased by $437,107 consisting primarily of additional borrowings under the revolving line of credit. These advances were used to finance the additional investments in operating assets and capital expenditures during the quarter.

Net cash provided by operating activities totaled $109,120 for the current nine-month period compared to net cash generated of $210,108 in 1997. Inventories and other current assets increased by a total of $465,162 during the period, reflecting the substantial increase in shipments over the prior year. Accounts receivable decreased by $53,894 over the same period, believed to reflect a timing difference as the average balance of receivables has also increased as a function of significantly higher sales in fiscal 1999. Net income from operating activities for the current nine months was $345,051, or 4% of net sales, after adding back non-operating charges for losses of $162,895 relating to long-term investments. For the same period last year, income from operations totaled $176,797, or 3% of net sales. Cash generated from operations was used to fund a portion of the increase in operating assets, with the balance financed through the revolving debt facility.

Cash used in investing activities increased from $374,220 in fiscal 1997 to $424,633 for the nine months ended December 1998. In August 1998 the Company completed a long-term investment in a foreign company which was financed with funds generated by use of a margin account with a financial services company. To meet the margin calls made on the Company in September and December 1998, the Company made cash payments aggregating $33,000 and sold a portion of its holdings in another long-term equity investment. The net proceeds from these sales were $47,420.

Capital expenditures increased by $74,934 over the prior year period. Additional machinery and equipment was added during the year to meet increased production requirements. Also, certain enhancements and upgrades to the Company's information processing systems were completed in fiscal1999. As a result, the Company's internal systems are now believed to be year 2000 compliant. Communications with major suppliers and customers indicate that their programs in this area are progressing and the Company does not anticipate any problems associated with year 2000 issues at this time. Anticipated purchases of production equipment for the balance of the year and fiscal year 2000 are expected to run slightly higher than the prior year due to the need to add production capacity to support higher sales and shipping levels.

Cash provided by financing activities totaled $316,216 for the current nine months compared to $164,166 in the prior year. The revolving debt facility was used to finance additions to inventories, capital projects and other equipment purchases during the period. In October 1998 the Company's bank increased the maximum borrowings available under the revolving line of credit and also authorized a new facility to finance capital expenditures. The revised debt structure is expected to provide sufficient resources to fund the Company's requirements for the foreseeable future.

Inflation and other cost increases continue to play a minor role in the Company's day to day operations. Improvements in manufacturing processes and procedures, coupled with small increases in purchased goods and services have enabled the Company to maintain its current cost structure. Stability in the precious metals markets has also enabled the Company to continue to purchase raw materials at competitive prices for conversion into products shipped to customers. As the Company continues its conversion to cellular manufacturing and just-in time manufacturing techniques, further cost reductions are anticipated which should offset future effects of inflation for the balance of the fiscal year.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     At the annual meeting of shareholders of the Company held on December 4, 1998, Robert A Lerman, John F Ferraro and Anthony C Mirabella were elected directors of the Company, to serve until their successors are elected and qualified.

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  No Exhibits have been submitted with this report, except Exhibit 27.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THERMODYNETICS, INC.



Date: February 12, 1999          By:  /s/ Robert A. Lerman
                                      ------------------------------------------
                                          Robert A. Lerman
                                          President


Date: February 12, 1999          By:  /s/ Robert I. Lieberman
                                      ------------------------------------------
                                          Robert I. Lieberman
                                          Treasurer and Chief Financial Officer