Form 10KSB
period 1999-03-31
THERMODYNETICS INC
filed 1999-06-30
CIK 351902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999        Commission file number 0-10707


                              THERMODYNETICS, INC.
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                         06-1042505
(State or other jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                             Number)


651 Day Hill Road, Windsor, Connecticut    06095          (860) 683-2005
(Address of Principal Executive Offices) (Zip Code)  (Issuer's telephone number)

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

                                Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $10,445,117.

As of March 31, 1999 the aggregate market value of the voting stock held by nonaffiliates of the Issuer was approximately $894,000 based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board system.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

Class                                      Outstanding as of March 31, 1999
-----                                      --------------------------------

Common Stock $.01 par value                    13,048,110 Common Shares

Transitional Small Business Disclosure Format        Yes [  ]   No [ X ]

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 2

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 3


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

               (c) Seasonal Nature of the Business - The Company believes its present business is in part seasonal in nature as a significant portion of the Company's revenues are derived from sales relating to space-conditioning and heat pump applications.

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

          (6) Dependence on Single or Few Major Customers - For the fiscal year ended March 31, 1999, three (3) customers each accounted for more than 10% of the Company's net sales, 47% in the aggregate. There is no assurance the Company will retain these customers and if it does not, the loss of one or more of these customers could have a material adverse affect upon the Company.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 4


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

          (11) Effect of Environmental Laws - During the fiscal year ended March 31, 1999, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

          (12) Employees - At March 31, 1999, the Company had 24 salaried employees and 59 employees compensated on an hourly basis.

          (13) Working Capital Items - At March 31, 1999, the Company had a positive working capital position of $320,140. See Item 6 herein.

     At March 31, 1999, the Company's credit facilities consisted of (a) a $875,000 mortgage note payable, secured by the Company's Day Hill facility, repayable in equal monthly installments of $7,292 with the balance due on December 1, 2002; (b) a $460,000 term note payable in sixty equal monthly installments of $7,667 through December 1, 2002; (c) a revolving line of credit with a maximum credit availability which was increased in November, 1998 to a maximum credit limit of $2,100,000; (d) a $333,330 term note, which was amended, payable in fifty equal monthly installments of $6,667 through March 1, 2002; (e) a $400,000 term note, payable in sixty equal monthly installments of $6,667 through December, 2001; and (f) a revolving equipment line of credit with a maximum credit availability of $300,000 for the acquisition of new or used capital equipment. All of the above credit facilities bear interest at the bank's base lending rate plus 1%, and are secured by substantially all assets of the Company, except the Baker Hollow facility, and certain undeveloped land contiguous to the Baker Hollow Facility, and investments in two other corporations. The revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula. Other notes payable consists of (g) a vehicle note which requires monthly installments of principal and interest totaling $1,129 and matures in December, 2000, and (h) the balance of a securities margin demand loan of $24,918. At March 31, 1999 the Company owed $1,513,443 under the $2,100,000 line of credit and $147,763 under the equipment line of credit. See Item 2 herein.

     The Company's Baker Hollow facility is subject to (i) a $1,100,000 ten year mortgage from a second financial institution due July 1, 2006 with an interest rate of 9.72% for five years and thereafter will be adjusted to equal the then effective five year United States Treasury Constant Maturity Index plus three percentage points. In addition to encumbering the 651 Day Hill Road facility, an Intercreditor Agreement between the Company's two banks provides for a partial subordination of the first bank's $1,000,000 mortgage to provide a second priority lien of $150,000 in favor of the second bank's ten year $1,100,000 mortgage on the Day Hill Road facility. See Items 2 and 3 herein.

Item 2. Description of Properties

     The Company's principal offices and manufacturing operations are located at its approximately 40,000 square foot one story building constructed in 1981 on a six acre site located at 651 Day Hill Road, Windsor, Connecticut. The Day Hill facility is a steel frame structure with polystyrene and stucco outer

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 5


walls, has parking for approximately 75 cars and contains approximately 30,000 square feet of factory space and approximately 10,000 square feet of office space. The Day Hill facility, along with the Company's equipment and machinery, serves as collateral for the Company's credit facilities. See Item 1(b)(13) herein and Note 8 of Notes to Consolidated Financial Statements.

     The Company has contracted to build an addition to its facility at 651 Day Hill Road which is anticipated to be started in June, 1999 with completion projected for November, 1999. The addition is to be constructed of a steel frame structure with polystyrene and stucco outer walls and will add 15,255 square feet of space for factory use and general amenities. The addition will substantially conform to the existing building materials and standards. Parking will be increased by approximately 40 spaces. The addition will also serve, along with the original facility, as collateral for the Company's credit facilities.

     The Company also conducts certain of its manufacturing operations in a light industrial multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site. This Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block and stucco outer walls, has parking for approximately 95 cars and contains approximately 28,600 square feet of factory space. The Company also owns 3.5 acres of unencumbered undeveloped land adjacent to the Baker Hollow facility. The Baker Hollow facility serves as collateral for a ten year mortgage. The Company is currently leasing the remaining approximately 12,000 square feet of the Baker Hollow facility to an unaffiliated third party with annual rentals ranging from $46,000 to $51,750, triple net; that lease will expire in July, 1999. A lease renewal is currently being negotiated. See Item 1(b)(13), Item 9(a-b) and Notes 8 and 11 of Notes to Consolidated Financial Statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on Friday, December 4, 1998. At said meeting, the following individuals were elected to serve as directors of the Company until the next annual meeting of stockholders and until their successors are elected and qualified: John F. Ferraro, Robert A. Lerman and Anthony C. Mirabella.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         (a) The Company's Common Stock is quoted and traded in the over-the-counter market on the NASD OTC Bulletin Board system under the symbol "TDYN." The following table indicates high and low bid and asked quotations for the Company's Common Stock for the periods indicated based upon information compiled by the National Quotation Bureau and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and do not represent actual transactions.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 6



                                 Bid Prices               Asked Prices
                             ------------------        -------------------
Quarter Ended                High          Low          High          Low
-------------                ------------------        -------------------

June 30, 1997                $0.17        $0.11        $0.185       $0.129
September 30, 1997            0.18         0.15         0.185        0.16
December 31, 1997             0.175        0.12         0.19         0.135
March 31, 1998                0.145        0.115        0.155        0.125

June 30 1998                  0.1525       0.105        0.17         0.12
September 30, 1998            0.15         0.10         0.165        0.11
December 31, 1998             0.15         0.09         0.155        0.105
March 31, 1999                0.13         0.10         0.15         0.11


     (b) At March 31, 1999, the number of holders of the Company's Common Stock was 2,463 (based upon the number of record holders).

     (c) The Company has not paid any dividends on the Common Stock since inception and does not expect to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     1999 Compared to 1998

Net sales for the year ended March 31, 1999 totaled $10,445,117, representing a new record level for the Company and the first time annual sales exceeded the $10 million level. The previous record of $8,699,341 was set in fiscal year 1997. Sales for each quarterly period in 1999 were higher than those of the corresponding period of the prior year. Aggregate sales for fiscal 1999 increased by $1,843,488 or 21% over fiscal 1998.

The 21% increase in sales over the prior year continues the trend begun towards the end of the 1997 fiscal year. Several factors are responsible for this growth including a return to more seasonal temperature patterns across the United States, increased demand from existing customers and the successful introduction of new product applications for the Company's tubing product line.

The Company's core business of supplying water source coaxial coils to OEM heat pump manufacturers has continued to grow as a result of both strong levels of domestic commercial and residential construction and increased market share garnered by the Company's larger customers. Other established markets have shown strong growth during the entire year, including swimming pool heat pumps, marine applications and biomedical products.

Cost of sales remained constant in fiscal 1999, at 74% of net sales. The Company's cost structure has remained relatively stable during recent years. As the Company continues to make strides in implementing cellular manufacturing and supply chain techniques, manufacturing costs per unit are expected to reflect the increased efficiencies.

Selling, general and administrative expenses increased by $199,038 in fiscal 1999 compared to 1998. As a percentage of net sales, these expenses declined from 20.4% of 1998 sales to 18.7% of net sales in the current year. Staffing additions in customer service, engineering and related support functions accounted

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 7


for most of the variance, together with compensation and fringe benefit cost increases for other employees. Additions to engineering and sales/marketing departments are planned for the next twelve-month period to further accommodate the Company's growth pattern.

Interest expense increased by approximately $20,000 in fiscal 1999 compared to the prior year. Higher average borrowings under the revolving line credit were required to finance additions to operating assets and added term debt was incurred during the year resulting from investments made for production machinery and equipment. During 1999 the Company and its bank negotiated the establishment of a separate line of credit to finance capital improvements. Previously, these expenditures were financed from the working capital line of credit and subsequently converted to term debt. This new structure is expected to simplify the relationship.

Other non-operating expenses totaled $93,795 in the current year compared to income of $9,608 in fiscal 1998. This difference of $103,403 primarily resulted from losses recognized on sales of marketable equity securities ($104,470), liquidated to finance an investment in a foreign company. In August 1998 the Company invested $100,000 in a Belgian company engaged in the processing of pharmaceutical related products. Other comprehensive loss for the current year represents the unrealized holding loss on the unsold portion of marketable equity securities from the prior year-end.

Income from operations for the current year was $725,958, or 7% of net sales; for 1998, operating income totaled $471,674, or 5% of net sales. Income before income taxes totaled $243,752 in 1999 compared to $112,750 in fiscal 1998, an increase of $131,002 or 116%.

The outlook for fiscal year 2000 is for continued sales growth in established markets, complimented by new product applications currently under development. Expectations are for profitability improvements to mirror the increase in sales, resulting in new record levels for both net sales and net income.

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

     Cost of sales declined slightly from 75% of net sales in fiscal 1997 to 74% in 1998. During the

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 8


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

Liquidity and Capital Resources

Working capital at March 31, 1999 was $320,140 compared to $443,505 at March 31, 1998. During the current year, current assets increased by $755,849, largely due to increases in inventories required to support higher production levels and accounts receivable from customers. Current liabilities increased by $879,214 consisting primarily of higher trade debt and additional borrowings under the bank lines of credit. These advances were used to finance the additional investments in operating assets and capital expenditures during the quarter.

Cash used in investing activities decreased from $347,834 in fiscal 1998 to $323,589 for the current year. In August 1998 the Company completed a long-term investment in a foreign company which was financed through use of the Company's investment portfolio. Capital expenditures financed with operating funds declined from $347,834 in 1998 to $263,119 in fiscal 1999. During the current year, a separate line of credit was established to finance these additions. Total levels of capital additions were comparable between the years.

Cash provided by financing activities totaled $216,571 for 1999 compared to $61,209 in the prior year. In 1998 the Company refinanced a large portion of term debt resulting in approximately $100,000 of additional principal payments during that year. During 1999 two officer/directors exercised options to purchase common stock, generating net proceeds to the Company of $35,200.

During fiscal year 2000, the Company plans to expand the manufacturing production space at its primary facility. The 15,000 square foot addition is expected to be financed by the Company's existing bank with completion targeted for November 1999.

Inflation and other cost increases continue to play a minor role in the Company's day to day operations. Stability in the precious metals markets coupled with improvements in manufacturing processes and

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 9


procedures, have enabled the Company to offset the effects of inflation. Continuing internal refinements are expected to generate similar cost reductions during the coming year.

Certain enhancements and upgrades to the Company's information processing systems were completed in fiscal 1999. As a result, the Company's internal systems are now believed to be year 2000 compliant. Communications with major suppliers and customers indicate that their programs in this area are progressing and the Company does not anticipate any problems associated with year 2000 issues at this time.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 10


                                    PART III

Item 9. Directors and Executive Officers of the Issuer

     (a)-(b) The executive officers and directors of the Company are:

                                                                    Officer or
Name                    Age      Position                         Director Since
----                    ---      --------                         --------------

John F. Ferraro         65    Chairman of the Board                    1979
                              Chief Executive Officer and Secretary
Robert A. Lerman        64    President and Director                   1979
Anthony C. Mirabella    57    Director                                 1985
Robert I. Lieberman     45    Treasurer and Chief Financial Officer    1986

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

     Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in Mathematics,
Adelphi College (1961), and Master of Science in Electrical Engineering, University of Connecticut (1964). In 1979, Mr. Lerman was elected Treasurer and a Director and in 1980 President of the predecessor to the Company. Since the Company's 1981 merger, Mr. Lerman has been President and a Director of the Company, and from 1981 through 1992 served as Treasurer. In 1988, Mr. Lerman, along with Mr. Ferraro, founded Pioneer Capital Corp., of which Mr. Lerman is Secretary, Treasurer and a Director, a privately held venture capital corporation. Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York. In 1993, Mr. Lerman, along with Mr. Ferraro, founded Pioneer Partners Corp. ("PPC"), of which Mr. Lerman is Treasurer and Managing Director; PPC is the general partner of Bridge Investors I Limited Partnership, a partnership formed by Messrs. Lerman and Ferraro for the purpose of providing venture capital financing to other companies. In 1997, Mr. Lerman became President and a Director of Pioneer Ventures Corp. and a manager of Ventures Management Partners LLC, the general partner of Pioneer Ventures Associates Limited Partnership, a partnership formed for the purpose of providing venture capital financing to other companies. In 1998, Mr. Lerman became a director of Initio, Inc., Tristar Corporation, and Energy Brands, Inc. Mr. Lerman has financial interests in other companies, none of which are competitive with the Company. See Item 12.

     John F. Ferraro holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962). In 1979, Mr. Ferraro was elected Secretary and a Director of the predecessor to the Company. Since the Company's 1981 merger, Mr. Ferraro has been Chairman of the Board and Chief Executive Officer of the Company. In 1988, Mr. Ferraro, along with Mr. Lerman, founded Pioneer Capital Corp. of which Mr. Ferraro is President and a Director. In 1993, Mr. Ferraro, along with Mr. Lerman, founded both Bridge Investors I Limited Partnership and its general partner Pioneer Partners Corp., of which he is Treasurer, Secretary and a Director. In 1997, Mr. Ferraro became Secretary and a Director of Pioneer Ventures Corp. and a manager of Ventures Management Partners LLC, the general partner of Pioneer Ventures Associates Limited Partnership. In 1998 Mr. Ferraro became a director of American Interactive Media, Inc. and in 1999 he became a director of America's Shopping Mall, Inc. Mr. Ferraro has financial interests in other companies, none of which are competitive with the Company. See Item 12.

     Anthony  C.   Mirabella   holds  the  degrees  of  Bachelor  of  Mechanical
Engineering,  Stevens

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 11


Institute of Technology (1962) and Master in Business Administration, Western New England College (1969). He was elected a Director of the Company in 1985. Mr. Mirabella has been employed by Connecticut Natural Gas Corporation since 1971, and is a Senior Vice President of said concern, responsible for the Energy Network, Inc. and its district heating and cooling operations.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 12


                                                      SUMMARY COMPENSATION TABLE

                                                                                            Long Term Compensation
                                                                                -------------------------------------------------
                                                     Annual
                                                  Compensation                        Awards           Payouts         Other
                                            ----------------------------        -------------------------------------------------
                                                                                                                         Company
                                                                Other            Stock     Options/         LTIP          401(k)
Name/Position                 Fiscal Year   Salary/Bonus     Compensation        Awards     SARS           Payouts       Contrib.
-------------                 -----------   ------------     ------------        ------     ----           -------       --------
John F. Ferraro (1)              1999       $173,151(2)         $4,125             $0       0 shs             $0           $499
Chairman of the Board,           1998       $149,029            $3,137             $0       0 shs             $0           $398
Secretary & Director             1997       $158,576(2)         $2,413             $0       0 shs             $0             $0

Robert A. Lerman(1)              1999       $173,151(2)         $3,137             $0       0 shs             $0         $1,073
President & Director             1998       $144,685            $3,450             $0       0 shs             $0           $776
                                 1997       $157,191(2)         $3,450             $0       0 shs             $0           $970

Robert I. Lieberman(3)           1999       $129,801           $14,228             $0       0 shs             $0             $0
Treasurer and CFO &              1998       $112,561           $15,330             $0       0 shs             $0             $0
President of Turbotec            1997       $108,775              $750             $0       0 shs             $0             $0


----------
(1) Messrs. Ferraro and Lerman entered into five year employment contracts with the Company effective April 1, 1996. Each employment contract provides for a basic salary at an annual rate of $150,000 with an annual increase at April 1st of each year based on increases in the Consumer Price Index. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $1,500,000 of additional life insurance. During the fiscal year ended March 31, 1999, the Company paid $108,909 in net premiums on the two life insurance policies which provide that upon death or termination of each such insured's employment, the Company will be repaid by the insurer and/or the insured the lesser of the then existing cash surrender value of the policy or the aggregate net premiums paid by the Company. At March 31, 1999, the amount receivable for premiums paid on the policies was $1,243,234. In addition, each employment contract contains a provision providing that in the event of disability, the employee will receive disability payments of $100,000 per year for ten years (with proportional reductions in the event of partial disability); and $6,500 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for either the longer of the remainder of the unrenewed term or three years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of termination compensation which would otherwise be due.

(2) In 1997 and 1999 Messrs. Ferraro and Lerman each received cash bonuses of $17,500.

(3) Mr. Lieberman entered into a 5 year employment contract with the Company's primary operating subsidiary effective April 1, 1996. Under the contract Mr. Lieberman is to be paid a base salary of $110,000 for the first year, increased by $5,000 annually for each of the following two years. In addition, he may be paid a bonus based on performance targets established by the board of directors. The employment contract requires the Company to provide certain other benefits including life and disability insurance, subject to a maximum cost per year. The contract may be terminated for "cause" immediately or by the employee on 90 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation for 180 days.

     (b) Remuneration - For the fiscal year ending March 31, 2000, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $475,000 to all officers as a group (three persons) of which Mr. Ferraro and Mr. Lerman will each be paid approximately $175,000, Mr. Lieberman will be paid approximately $125,000.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 13


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

     At June 2, 1999 no 1992 Plan ISOs were outstanding. No options under the 1992 Plan were granted in fiscal year ended March 31, 1999. The 1992 Plan will expire on December 31, 2001.

     (d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values - Options were exercised by certain executive officers of the Company during fiscal year ended March 31, 1999. See also Item 10(f) and Item 12. The following table reflects the aggregated option exercise values at year end held by the executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                          Number of
                                                          Securities                 Value of
                                                          Underlying                 Unexercised
                                                          Unexercised                in-the-Money
                           Shares                         Options at                 Options at
                           Acquired                       FY-End                     FY-End ($)
Name of                    on               Value         Exercisable ("E")          Exercisable ("E")
Officer or Director        Exercise         Realized      Unexercisable ("U")        Unexercisable ("U")
-------------------        --------         --------      -------------------        -------------------
John F. Ferraro            320,000          $21,600           1,680,000   E           $113,400       E
Robert A. Lerman           320,000          $21,600           1,680,000   E           $113,400       E
Anthony C. Mirabella             0               $0              50,000   E             $3,375       E
Robert I. Lieberman              0               $0             150,000   E            $10,125       E


     (e) 1990 Non-Qualified Stock Incentive Plan - The Company's 1990 Non-Qualified Stock Incentive Plan ("1990 Plan") expired on January 1, 1999. No stock incentives were issued under the 1990 Plan in fiscal year ended March 31, 1999.

     (f) 1995 Stock Options - On May 15, 1995, the Company's Board of Directors approved the adoption of the 1995 Stock Options ("1995 Options") reserving 4,920,000 shares of the Company's Common Stock for issuance in the form of stock options. The purchase price for the exercise of shares subject to the options equaled the fair market value ("FMV") of the shares of common stock of the Company on the effective date of the option, May 19, 1995. There are 590,000 options currently reassignable to members of the management team pro rata in accordance with their terms; the Company anticipates reassigning such options on or before December 31, 1999. The expiration date of the options is September 30, 2002. See also Item 10(d) and Item 12.

     The compensation values of the stock incentives received by the named executive officers and directors of the Company during the last three fiscal years are reflected in the Summary Compensation Table at the column labeled "Restricted Stock Awards" at Item 10(a) hereof.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 14


     Option Grants in Last Fiscal Year. No options were granted in the last fiscal year. However, 590,000 of the 1995 Options are currently reassignable to members of the management team pro rata in accordance with their terms. The 590,000 options are anticipated to be reassigned such that 268,182 will be reassigned to Mr. Lerman, 268,182 will be reassigned to Mr. Ferraro, 20,114 will be reassigned to Mr. Lieberman, 6,704 will be reassigned to Mr. Mirabella, and 26,818 will be reassigned to two other individuals. The anticipated reassigned options are not included in the Aggregated Exercises table above.

     (g) Directors' Fees - During the fiscal year ended March 31, 1999, directors' fees of $4,000 were paid to the Company's one director who is not an officer or employee. It is anticipated that such director will be paid an aggregate of approximately $6,000 in directors' fees in the fiscal year ending March 31, 2000.

     (h) Employee Retirement Savings Plan - Effective April 1, 1991, the Company adopted the Thermodynetics, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan"). The 401(k) Plan allows full-time employees of the Company to defer two to fifteen percent of their earnings on a pre-tax basis through earnings or salary reduction contributions to the 401(k) Plan. The Company may in its discretion make matching contributions in the form of the Company's common stock equal to a percentage of the employees' aggregate contributions. The Company has not yet determined its matching contributions to the 401(k) Plan for the plan year ending December 31, 1999. See Note 15 of Notes to Consolidated Financial Statements.

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

     The compensation value of the 401(k) participation received by the below listed officers and directors is reflected in the Summary Compensation Table at the column labeled "Company Contribution to 401(k) Plan" at Item 10(a) hereof. The following table sets forth the number of shares of Common Stock contributed to the below referenced persons or groups of persons during the 401(k) Plan year ended December 31, 1998, Column (1), and for all years from inception of the Plan through Plan year ended December 31, 1998, Column (2).

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 15


                                                Shares Contributed by the Company
     Name                                       and Held in Trust Under 401(k) Plan
     ----                                       -----------------------------------

     Officers and Directors                         Column (1)     Column (2)
     ----------------------                         ----------     ----------
                                                                   (Aggregate)
     John F. Ferraro(a)                               4,755          41,875
     Robert A. Lerman(a)                             10,217          59,468
     Robert I. Lieberman                                -0-          16,939
     Anthony C. Mirabella(a)                            -0-             -0-

     All officers and directors
     as a group(a) (4 persons)                       14,972         118,282

     Total Matching Contribution                    100,000         734,803
     to all employees (32 persons)

----------

(a) Trustees of the 401(k) Plan. Excludes the aggregate shares held in trust by the trustees of the 401(k) Plan for all participating employees.

     (i) Compensation Committee Interlocks and Insider Participation - The Board of Directors has not established a compensation committee. The compensation of the Chairman, the President, and the Treasurer is determined by their employment contracts. See Footnotes (1) and (3) to Summary Compensation Table in Item 10(a) hereof. The executive officers of the Company serve in a variety of executive capacities and as directors for other corporations as described in Item 9 hereof. No activities performed by any executive officer of the Company for any corporation or entity, other than the Company, were related to or were a factor in determining the compensation of the officers and directors of the Company.

     (j) Other Plans and Employment Contracts - The Company does not have any other pension or similar plan. See Item 10(a) footnotes (1) and (3) herein as to the Company's employment contracts with Messrs. Ferraro, Lerman and Lieberman which provide for the terms of their compensation and disability and termination payment provisions.

     (k) Recent Sales of Unregistered Securities - The Company has not made any recent sales of any unregistered securities within the past three years, except that a total of 640,000 shares of common stock were sold on January 12, 1999 to two officers/directors of the Company through the exercise of a portion of their respective stock options. The options have an exercise price of $0.055 per share, and thus the aggregate purchase price was $35,200. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 which was claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of June 14, 1999, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director and by all officers and directors of the Company as a group. The shares underlying the ISOs held by two officers/directors and one officer which are presently exercisable are deemed beneficially owned.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 16


Name and Address(1)                Amount and Nature             Percent of
of Beneficial Owner                of Beneficial Ownership       Class Owned
-------------------                -----------------------       -----------

Directors and Officers

     John F. Ferraro                 3,729,854   shs (2)(6)         25.1%

     Robert A. Lerman                4,003,428   shs (2)(7)         27.0%

     Anthony C. Mirabella              210,086   shs(3)              1.6%

     Robert I. Lieberman               252,739   shs (4)             1.9%

     All officers and                8,196,107   shs (5)            49.1%
     directors as a group
     (four persons)

Other 5% Shareholders

     None

----------
(1) The address of all officers and directors is c/o the Company, 651 Day Hill Road, Windsor, CT 06095.

(2) Includes options exercisable to acquire 1,680,000 shares; includes 41,875 shares held for Mr. Ferraro and 59,468 shares held for Mr. Lerman in trust under the Company's 401(k) Plan, respectively; includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro, respectively; excludes the aggregate 734,803 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees; includes one-half of 166,121 shares held by a corporation which is owned 50% by Mr. Lerman and 50% by Mr. Ferraro.

(3) Includes options exercisable to acquire 50,000 shares. Excludes the aggregate 734,803 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

(4) Includes options exercisable to acquire 150,000 shares; includes 16,939 shares held in trust under the Company's 401(k) Plan.

(5) Includes options exercisable to acquire 3,560,000 shares; includes an aggregate 118,282 shares held in trust under the Company's 401(k) Plan for each respective officer's account; excludes the aggregate 734,803 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees. Includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro. Includes 166,121 shares held by a corporation which is owned by Messrs. Lerman and Ferraro.

(6) Mr. Ferraro contributed certain of his shares of Company stock in accordance with the guidelines to the John F. Ferraro Defined Benefit Pension Plan and Trust which was established in 1984; the aggregate holdings of Company stock owned by that pension plan equals 1,370,000 shares; Mr. Ferraro, as Trustee of the Plan, has full voting authority over that pension plan's shares; thus that pension plan's shares have been included Mr. Ferraro's aggregate beneficial ownership calculation.

(7) Mr. Lerman contributed certain of his shares of Company stock in accordance with the guidelines to the Robert A. Lerman Money Purchase Plan and Trust, established in 1988; the aggregate holdings of Company stock now owned by that pension plan equals 1,291,880 shares; Mr. Lerman, as Trustee of that pension plan, has full voting authority over that pension plan's shares; thus that pension plan's shares have been included in Mr. Lerman's aggregate beneficial ownership calculation.

Item 12. Certain Relationships and Related Transactions

     (a)-(b) Transactions with Management and Others and Certain Business Relationships - During the fiscal year ended March 31, 1999, the Company has not been engaged in transaction(s) with any officers, directors, beneficial holders of more than 5% of its outstanding voting securities and entities with which they were affiliated. None of the officers and directors of the Company are currently engaged in businesses competitive to the business of the Company. The Company's transactions with these individuals and entities in the fiscal year most recently ended are described below.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 17


     With Directors and Officers, and Related Persons. A total of 590,000 of the 1995 stock options are currently reassignable to the management team pro rata in accordance with their terms; the Company anticipates reassigning such options on or before December 31, 1999. See "1995 Stock Options" and "Option Grants in Last Fiscal Year."

     In August 1998, the Company invested $100,000 in a Belgian pharmaceutical company. In October 1998 the Company declined to increase its investment. In December, 1998 the Company's three directors, Messrs. Lerman, Ferraro, and Mirabella, along with Kenneth B. Lerman, an attorney who provides legal services to the Company and is the son of one of the directors, each participated in a further investment on an individual basis; such persons invested on terms less favorable than that of the Company.

     (c) Reports on Form 8-K - The Company has not filed any reports on Form 8-K with respect to or during the year endedMarch 31, 1999.

     (d) Indebtedness of Management - At March 31, 1999, no member of management was indebted to the Company in excess of$60,000.


                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements

          Independent Auditors' Report.

          Consolidated Balance Sheets - March 31, 1999 and March 31, 1998.

          Consolidated Statements of Income and Comprehensive Income - For The Years Ended March 31, 1999, 1998 and 1997.

          Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows - For The Years Ended March 31, 1999, 1998 and 1997.

          Notes to Consolidated Financial Statements

     (b)  Exhibits

            (3)(a)(i)   Certificate of Incorporation, as amended. (a)

            (3)(a)(ii)  February   9,   1987   Amendment   to   Certificate   of
                        Incorporation.(b)


            (3)(b)      By-Laws. (c)

            (4)(i)      Form of Common Stock certificate. (d)

            (10)(i) November 13, 1998 letter amendment to Amended and Restated Loan and Security Agreement (Accounts Receivable and Inventory) originally dated October 31, 1994.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 18


            (10)(ii)    Line  of  Credit   Agreement  for  the   Acquisition  of
                        Equipment dated November 13, 1998.

            (11)(i)     Calculations   of  Earnings   (Loss)  Per  Share.   This
                        information is presented in Footnote 10 to the Financial Statements.

            (21) Subsidiaries - The following table indicates the wholly owned subsidiaries of Thermodynetics, Inc. and their respective states of incorporation.

            (27)        Financial Data Schedule.


         Name                   State of Incorporation    Year of Incorporation
--------------------------------------------------------------------------------

Turbotec Products, Inc.               Connecticut                 1978

National Energy Systems, Inc.         Connecticut                 1984

TPI Systems, Inc.                     Connecticut                 1983
================================================================================

Incorporated by Reference to:

     (a)  Exhibit 3.1 to Registration Statement on Form S-1 (File No. 2-71500)

     (b) Exhibit 3(a)(ii) to Annual Report on Form 10-K for fiscal year ended 1988 (File No. 0-10707)

     (c)  Exhibit 3.2 to Registration Statement on Form S-1 (File No. 2-71500)

     (d)  Exhibit 4.1 to Registration Statement on Form S-1 (File No. 2-71500)

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                 Signature Page


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
THERMODYNETICS, INC.



By: /s/ John F. Ferraro
    ------------------------------------
    John F. Ferraro, Chairman of
    the Board, Chief Executive Officer,
    Secretary and Director

Date: June 28, 1999


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

Date: June 28, 1999                       Date: June 28, 1999




By: /s/ Robert I. Lieberman               By: /s/ Anthony C. Mirabella
    -----------------------------------       -------------------------------
    Robert I. Lieberman, Chief                    Anthony C. Mirabella, Director
    Financial Officer and
    Treasurer

Date: June 28, 1999                        Date: June 28, 1999

================================================================================

                              THERMODYNETICS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1999 AND 1998






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

                                DiSanto Bertoline
                                        &
                                  Company, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                         628 Hebron Avenue, Building #3
                           Glastonbury, CT 06033-2496

                              Phone:  (860) 659-1338
                              Fax:    (860) 633-0712


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Thermodynetics, Inc.

We have audited the consolidated balance sheets of Thermodynetics, Inc. and subsidiaries (Company) as of March 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years ended March 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



                                           /s/ DiSanto Bertoline & Company, P.C.



Glastonbury, Connecticut
May 21, 1999

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1999 AND 1998



                                                                                     1999              1998
                                                                                  -----------       -----------
                                     ASSETS
CURRENT ASSETS
    Cash                                                                           $    1,658        $    2,023
    Accounts receivable, net of allowance for doubtful
     accounts of $11,000 and $20,000 in 1999 and 1998, respectively                 1,259,524         1,039,078
    Inventories                                                                     1,957,097         1,448,420
    Prepaid expenses and other current assets                                         267,654           240,563
    Deferred income taxes                                                             100,000           100,000
                                                                                  -----------       -----------
            Total current assets                                                    3,585,933         2,830,084

PROPERTY, PLANT AND EQUIPMENT, net                                                  4,586,199         4,512,438

MARKETABLE EQUITY SECURITIES                                                          185,000           392,000

OTHER ASSETS                                                                        1,585,319         1,279,382
                                                                                  -----------       -----------
                                                                                   $9,942,451        $9,013,904
                                                                                  ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Demand note payable and current maturities of long-term debt                   $1,854,552        $1,353,313
    Accounts payable                                                                1,249,110           912,435
    Accrued expenses and taxes                                                        162,131           120,831
                                                                                  -----------       -----------
            Total current liabilities                                               3,265,793         2,386,579

LONG-TERM DEBT, less current maturities included above                              2,194,241         2,366,345

STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share; authorized 25,000,000 shares, issued 13,305,008 shares and 12,569,646 shares in 1999
      and 1998, respectively                                                          133,050           125,696
    Additional paid-in capital                                                      5,444,855         5,411,524
    Deficit                                                                          (515,967)         (759,719)
    Accumulated other comprehensive income (loss)                                    (259,000)         (196,000)
                                                                                  -----------       -----------
                                                                                    4,802,938         4,581,501
    Less: treasury stock, at cost, 256,898 shares                                     320,521           320,521
                                                                                  -----------       -----------
                                                                                    4,482,417         4,260,980
                                                                                  -----------       -----------
                                                                                   $9,942,451        $9,013,904
                                                                                  ===========       ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                THERMODYNETICS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                          FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                                                                1999                  1998                 1997
                                                                             ------------         ------------         ------------
NET SALES                                                                    $ 10,445,117         $  8,601,629         $  8,699,341

COST OF SALES                                                                   7,761,648            6,371,482            6,509,201
                                                                             ------------         ------------         ------------

            Gross profit                                                        2,683,469            2,230,147            2,190,140

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                      1,957,511            1,758,473            1,586,983
                                                                             ------------         ------------         ------------

            Income from operations                                                725,958              471,674              603,157

OTHER INCOME (EXPENSE)
    Other, net                                                                    (93,795)               9,608              (31,495)
    Interest expense                                                             (388,411)            (368,532)            (323,166)
                                                                             ------------         ------------         ------------
                                                                                 (482,206)            (358,924)            (354,661)
                                                                             ------------         ------------         ------------
            Income before income taxes
              and extraordinary item                                              243,752              112,750              248,496

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                              --             (100,000)             (47,000)
                                                                             ------------         ------------         ------------

            Income before extraordinary item                                      243,752              212,750              295,496

EXTRAORDINARY ITEM - gain on forgiveness of debt,
    net of income tax of $47,000                                                       --                   --               72,731
                                                                             ------------         ------------         ------------

            Net income                                                            243,752              212,750              368,227

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
    Unrealized holding gains (losses) arising during period                      (167,470)                  --               49,000
    Add:  reclassification adjustment for losses included in
       net income                                                                 104,470                   --                   --
                                                                             ------------         ------------         ------------
            Other comprehensive income (loss), net of tax                         (63,000)                  --               49,000
                                                                             ------------         ------------         ------------

            Comprehensive income                                             $    180,752         $    212,750         $    417,227
                                                                             ============         ============         ============

EARNINGS PER COMMON SHARE
            Income before extraordinary item                                 $       0.02         $       0.02         $       0.02
            Extraordinary item                                                         --                   --                 0.01
                                                                             ------------         ------------         ------------
            Net income                                                       $       0.02         $       0.02         $       0.03
                                                                             ============         ============         ============

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
            Income before extraordinary item                                 $       0.02         $       0.01         $       0.02
            Extraordinary item                                                         --                   --                   --
                                                                             ------------         ------------         ------------
            Net income                                                       $       0.02         $       0.01         $       0.02
                                                                             ============         ============         ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                          Common Stock                                       Treasury Stock
                                   ----------------------------                       ----------------------------
                                                                      Additional
                                    Number of                          Paid-in         Number of
                                     Shares            Amount          Capital          Shares           Amount
                                   -----------      -----------      -----------      -----------      -----------
Balance, March 31, 1996             12,367,664      $   123,677      $ 5,401,559          256,898      $  (320,521)

Issuance of stock pursuant to
  401(k) plan                           98,393              984            2,028               --               --
Issuance of stock pursuant to
  incentive plan                        10,000              100              450               --               --
Comprehensive income                        --               --               --               --               --
                                   -----------      -----------      -----------      -----------      -----------

Balance, March 31, 1997             12,476,057          124,761        5,404,037          256,898         (320,521)

Issuance of stock pursuant to
  401(k) plan                           93,589              935            7,487               --               --
Comprehensive income                        --               --               --               --               --
                                   -----------      -----------      -----------      -----------      -----------

Balance, March 31, 1998             12,569,646          125,696        5,411,524          256,898         (320,521)

Issuance of stock pursuant to
  401(k) plan                           95,362              954            4,531               --               --
Issuance of stock pursuant to
  incentive plan                       640,000            6,400           28,800               --               --
Comprehensive income                        --               --               --               --               --
                                   -----------      -----------      -----------      -----------      -----------

Balance, March 31, 1999             13,305,008      $   133,050      $ 5,444,855          256,898      $  (320,521)
                                   ===========      ===========      ===========      ===========      ===========



                                                         Accumulated
                                                            Other
                                                        Comprehensive
                                         Deficit        Income (Loss)         Total
                                       -----------       -----------       -----------
Balance, March 31, 1996                $(1,340,696)      $  (245,000)      $ 3,619,019

Issuance of stock pursuant to
  401(k) plan                                   --                --             3,012
Issuance of stock pursuant to
  incentive plan                                --                --               550
Comprehensive income                       368,227            49,000           417,227
                                       -----------       -----------       -----------

Balance, March 31, 1997                   (972,469)         (196,000)        4,039,808

Issuance of stock pursuant to
  401(k) plan                                   --                --             8,422
Comprehensive income                       212,750                --           212,750
                                       -----------       -----------       -----------

Balance, March 31, 1998                   (759,719)         (196,000)        4,260,980

Issuance of stock pursuant to
  401(k) plan                                   --                --             5,485
Issuance of stock pursuant to
  incentive plan                                --                --            35,200
Comprehensive income                       243,752           (63,000)          180,752
                                       -----------       -----------       -----------

Balance, March 31, 1999                $  (515,967)      $  (259,000)      $ 4,482,417
                                       ===========       ===========       ===========




                                           The accompanying notes are an integral part of
                                              these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997



                                                                1999            1998            1997
                                                              ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $ 243,752       $ 212,750       $ 368,227
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                            337,122         334,858         350,068
       Deferred tax benefit                                          --        (100,000)        (47,000)
       Compensation expense pursuant to stock
         incentive plan                                              --              --             550
       Gain on forgivness of debt                                    --              --        (126,266)
       Realized losses on marketable
         equity securities                                      104,470              --              --
       Changes in operating assets and liabilities:
         Increase (decrease) in accounts payable                336,675         153,521        (317,808)
         Increase in accrued expenses and taxes                  46,785           8,799             334
         (Increase) decrease in prepaid expenses and
           other current assets                                 (27,091)        (79,804)         18,886
         Increase in other assets                              (205,937)       (214,249)       (281,314)
         (Increase) decrease in accounts receivable            (220,446)        188,077         (22,443)
         (Increase) decrease in inventories                    (508,677)       (217,854)         86,092
                                                              ---------       ---------       ---------
               Net cash provided by operating activities        106,653         286,098          29,326
                                                              ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable equity securities           39,530              --              --
    Purchase of investment                                     (100,000)             --              --
    Purchases of property, plant and equipment                 (263,119)       (347,834)       (319,378)
                                                              ---------       ---------       ---------
               Net cash used in investing activities           (323,589)       (347,834)       (319,378)
                                                              ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable and long-term debt              472,614         460,949         588,677
    Proceeds from issuance of stock                              35,200              --              --
    Principal payments on debt obligations                     (291,243)       (399,740)       (298,604)
                                                              ---------       ---------       ---------
               Net cash provided by financing activities        216,571          61,209         290,073
                                                              ---------       ---------       ---------

NET (DECREASE) INCREASE IN CASH                                    (365)           (527)             21

CASH, beginning of year                                           2,023           2,550           2,529
                                                              ---------       ---------       ---------

CASH, end of year                                             $   1,658       $   2,023       $   2,550
                                                              =========       =========       =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          CONSOLIDATION

          The consolidated financial statements include the accounts of Thermodynetics, Inc., and its wholly-owned subsidiaries, Turbotec Products, Inc., TPI Systems, Inc. and National Energy Systems, Inc. (the Company). All material intercompany balances and transactions have been eliminated in consolidation.

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

          The Company has classified its marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized holding gains and losses, net of tax, reported as other comprehensive income.

          INVENTORIES

          Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, or, in the case of leasehold improvements and leased property under capital lease, over the remaining term of the related lease or estimated useful life of the related asset, whichever is shorter. Expenditures which substantially increase the useful lives of the related assets are capitalized. Maintenance, repairs and minor renewals on property, plant and equipment are charged to operations as incurred

          INTANGIBLE ASSETS

          Patent costs are capitalized and amortized on a straight-line basis over 17 years. Other intangibles are amortized on a straight-line basis over their estimated useful lives.

          CASH EQUIVALENTS

          The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 1999 and 1998.

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          EARNINGS PER COMMON SHARE

          In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The objective of SFAS No. 128 is to simplify the standards for computing earnings per share
          (EPS) and make them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. All prior period EPS data presented has been restated to conform with the provisions of this Statement.

          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

          In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (i.e. revenues, expenses, gains, and losses) in a full set of financial statements. All prior year financial statements have been reclassified to conform to the requirements of this Statement.

NOTE 2 -  FINANCIAL INSTRUMENTS

          CONCENTRATIONS OF CREDIT RISK

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivables, marketable equity securities and other assets:

          o Cash - The Company maintains cash balances which, at times, may exceed federal depository insurance limits. However, at March 31, 1999 and 1998, all cash balances were fully insured.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                         MARCH 31, 1999, 1998 AND 1997


NOTE 2 -  FINANCIAL INSTRUMENTS (Continued)

          CONCENTRATIONS OF CREDIT RISK (Continued)

          o Trade accounts receivable - The Company's customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide; principal applications involve the control of heat transfer. Total sales to individual customers which exceeded ten percent of net sales during each of the years ended March 31, 1999, 1998 and 1997 aggregated 47% (3 customers) 56% (3 customers) and 49% (3 customers), respectively. The Company performs on-going credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and such losses have been within management's expectations.

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

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards (SFAS) No. 107, "Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

          o Management has determined that it is not practicable to estimate the fair value of the receivable relating to officers' life insurance since these advances have been made to related parties and have no scheduled repayment terms.

          o Demand note payable - The carrying amount approximates fair value as the demand note payable has a variable interest rate which fluctuates with the market.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 2 -  FINANCIAL INSTRUMENTS (Continued)

          FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued

          o Long-term debt - The carrying amount approximates fair value as the interest rates on the various notes approximate the Company's estimated incremental borrowing rate.

          The Company's financial instruments are held for other than trading purposes.

NOTE 3 -  INVENTORIES

          The major classes of inventories consist of the following as of March 31:

                                          1999            1998
                                       ----------      ----------

               Raw materials           $1,085,891      $  910,993
               Work-in-process            318,750         299,895
               Finished goods             552,456         237,532
                                       ----------      ----------
                                       $1,957,097      $1,448,420
                                       ==========      ==========


NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT

          Property,  plant and  equipment  consists of the following as of March
          31:

                                                     1999             1998
                                                  ----------       ----------

               Land                                $  204,484      $  204,484
               Buildings                            3,676,096       3,676,096
               Machinery and equipment              4,020,040       3,742,270
               Furniture and fixtures                 740,713         672,052
               Improvements                           713,524         668,350
                                                   ----------      ----------
                                                    9,354,857       8,963,252
               Less: accumulated depreciation       4,768,658       4,450,814
                                                   ----------      ----------
                                                   $4,586,199      $4,512,438
                                                   ==========      ==========

          Depreciation expense totaled $325,182, $318,586 and $316,072 for the years ended March 31, 1999, 1998 and 1997, respectively.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 5 -  MARKETABLE EQUITY SECURITIES

          The cost and market values of marketable equity securities (common stocks) as well as the gross unrealized gains and losses are as follows:

                                                                          March 31,
                       ------------------------------------------------------------------------------------------------------------
                                              1999                                                      1998
                       ----------------------------------------------------       -------------------------------------------------
                                       Gross         Gross                                       Gross      Gross
                                    Unrealized     Unrealized        Market                   Unrealized  Unrealized        Market
                          Cost         Gain           Loss           Value          Cost         Gain        Loss           Value
                       ---------      -------      ----------       -------       -------       -------   -----------       ------
          Noncurrent
             Common
              stock    $ 444,000      $    --      $(259,000)      $ 185,000      $ 588,000      $  --      $(196,000)    $ 392,000
                       =========      =======      =========       =========      =========      =====      =========     =========

          The Company owns 37,000 shares of common stock of a developer of cogeneration projects which has been classified as noncurrent marketable equity securities. As of March 31, 1999 and 1998, accumulated other comprehensive loss totaling $259,000 and $196,000, respectively, has been included in stockholders' equity to reflect the excess of the cost basis over market value.

          Realized losses on marketable equity securities of $104,470, $-0- and $-0- are included in other income (expense), net for the years ended March 31, 1999, 1998 and 1997, respectively, in the accompanying consolidated statements of income and comprehensive income.

NOTE 6 -  OTHER ASSETS

          Other assets consist of the following as of March 31:

                                                                         1999            1998
                                                                      ----------      ----------
          Land contiguous to principal facility                       $  118,109      $  116,593
          Deferred assets                                                     --           5,125
          Intangible assets, net of accumulated amortization of
            $379,688 and $367,748 in 1999 and 1998, respectively         115,683         127,623
          Officers' life insurance premiums receivable, net            1,243,234       1,022,440
          Investment                                                     100,000              --
          Deposits                                                         8,293           7,601
                                                                      ----------      ----------
                                                                      $1,585,319      $1,279,382
                                                                      ==========      ==========

          Amortization expense totaled $11,940, $16,272 and $19,296 for the years ended March 31, 1999, 1998 and 1997, respectively.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 7 -  DEMAND NOTE PAYABLE

          The Company has a demand note agreement which provides for borrowings, based on a collateral formula, up to a maximum of $2,100,000. Interest is payable monthly on amounts outstanding at the bank's base lending rate plus 1.0% (8.5% at March 31, 1999). Borrowings outstanding at March 31, 1999 and 1998 totaled $1,513,443 and $1,061,747, respectively.

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

NOTE 8 -  LONG-TERM DEBT

          Long-term debt consists of the following as of March 31:

                                                                1999            1998
                                                              ----------      ----------
          Mortgage note payable - principal facility          $  758,328      $  845,832
          Mortgage note payable - multi-purpose building       1,044,353       1,066,530
          Term notes payable                                     684,082         708,326
          Other notes payable                                     48,587          37,223
                                                              ----------      ----------
                                                               2,535,350       2,657,911
          Less:  current maturities                              341,109         291,566
                                                              ----------      ----------
                                                              $2,194,241      $2,366,345
                                                              ==========      ==========


          On December 4, 1997, the Company obtained a secured term note from a bank from which the proceeds replaced a mortgage note payable on the Company's principal facility and the remainder was used as payment against the Company's demand note payable. The $875,000 note requires monthly principal installments of $7,292 (except the last installment which shall be the unpaid balance) plus interest at the bank's lending rate plus 1% (8.5% at March 31, 1999), maturing on December 1, 2002. The note is secured by substantially all of the assets of the Company.

          The Company has various secured term notes from a bank which require total monthly principal installments of $24,704 plus interest at the bank's lending rate plus 1% (8.5% at March 31, 1999), maturing through fiscal 2007. The notes are secured by substantially all assets of the Company.

          Other notes payable consists of a vehicle note which requires monthly installments of principal and interest totaling $1,129 and matures in December, 2000, and a demand loan of $24,918 secured by the Company's investment in marketable equity securities.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 8 -  LONG-TERM DEBT (Continued)

          On June 25, 1996, the Company refinanced the mortgage on its multi-purpose building by obtaining a 10 year, $1,100,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 11) and a second mortgage on the Company's principal facility. The note is payable in monthly installments of principal and interest of $10,510. The note has a fixed interest rate of 9.72% through August, 2001, at which time the interest rate will be adjusted as defined in the note. The Company recorded an extraordinary gain of $119,731 for the year ended March 31, 1997 resulting from debt forgiven upon refinancing.

          Maturities of long-term debt for each of the years succeeding March 31, 1999 are as follows:

                     Year ending March 31,
                        2000                      $  341,109
                        2001                         335,203
                        2002                         297,841
                        2003                         219,369
                        2004                         142,006
                        2005 and thereafter        1,199,822
                                                  -----------
                                                  $2,535,350
                                                  ==========

NOTE 9 -  STOCKHOLDERS' EQUITY

          STOCK OPTIONS

          In February 1990, the stockholders approved the Company's Non-Qualified Stock Incentive Plan (the 1990 Plan) reserving 750,000 shares of the Company's common stock for issuance pursuant to options, stock appreciation rights (SAR) or stock awards which may be granted under the 1990 Plan. Participation in the 1990 Plan and the type and amount of the award or grant to be made to each participant are determined by the Board of Directors. Through March 31, 1999, no options or SARs had been granted under the 1990 Plan, however a total of 304,500 shares have been awarded of which no shares were issued to employees and directors during fiscal years 1999, 1998 and 1997. 1990 Plan expired on January 1, 1999.

          In December 1991, the stockholders approved the Company's Incentive Stock Option Plan (the 1992 ISO Plan) reserving 500,000 shares of the Company's common stock for issuance pursuant to options which may be granted under the 1992 ISO Plan at exercise prices equal to the market value on the date of grant. The terms of the 1992 ISO Plan are essentially the same as the 1990 Plan. Through March 31, 1999, 140,000 options had been granted under the 1992 ISO plan at an exercise price of $.34 per share all of which have expired without exercise as of March 31, 1999.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 9 -  STOCKHOLDERS' EQUITY (Continued)

          STOCK OPTIONS (Continued)

          In May, 1995, the Board of Directors granted options to employees and directors which provide the opportunity to purchase a total of 4,920,000 shares of common stock at an exercise price of $.055 per share (market price at the date of issuance). All employees and directors were fully vested at the time of issuance and the options expire on September 30, 2002. Through March 31, 1999, 650,000 shares have been issued as a result of the exercise of options, resulting in a charge to operations of $-0- for the years ended March 31, 1999, 1998, and 1997, respectively.

          A summary of the status of the Company's three stock option plans as of March 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:


                                            1999                          1998                                  1997
                                    ----------------------     -------------------------------     ---------------------------------
                                   Outstanding     Price       Outstanding          Price          Outstanding            Price
                                   -----------    --------     -----------     ---------------     -----------       ---------------
Outstanding at beginning
  of year                          4,910,000       $.055       5,322,500       $   .055 to .39       5,435,000       $ .055 to .5625
Granted                                   --       $  --              --       $            --              --       $            --
Excercised                          (640,000)      $.055              --       $            --         (10,000)      $          .055
Canceled                                  --       $  --        (412,500)      $  .39 to .5313        (102,500)      $  .39 to .5313
                                   ---------                   ---------                            ----------
Outstanding at end of year         4,270,000       $.055       4,910,000       $  .055               5,322,500       $  .055 to .39
                                   =========                   =========                            ==========


          Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost at the grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and income per share would have been adjusted to the pro forma amounts indicated below:

                                                                             Year Ended March 31,
                                       ---------------------------------------------------------------------------------------------
                                                  1999                               1998                            1997
                                       ----------------------------      ----------------------------      -------------------------
                                       As Reported       Pro Forma       As Reported       Pro Forma       As Reported     Pro Forma
                                       -----------      -----------      -----------      -----------      -----------      --------
Income:
  Income before extraordinary
      item                             $   243,752      $   243,752      $   212,750      $   212,750      $   295,496      $187,806
    Extraordinary gain                          --               --               --               --           72,731        72,731
                                       -----------      -----------      -----------      -----------      -----------      --------
    Net income                         $   243,752      $   243,752      $   212,750      $   212,750      $   368,227      $260,537
                                       ===========      ===========      ===========      ===========      ===========      ========

  Income per common share:
    Income before extraordinary
      item                             $       .02      $       .02      $       .02      $       .02      $       .02      $    .02
    Extraordinary gain                          --               --               --               --              .01            --
                                       -----------      -----------      -----------      -----------      -----------      --------
    Net income                         $       .02      $       .02      $       .02      $       .02      $       .03      $    .02
                                       ===========      ===========      ===========      ===========      ===========      ========

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997

NOTE 9 -  STOCKHOLDERS' EQUITY (Continued)

          STOCK OPTIONS (Continued)

          The fair value of each option grant is estimated on the date of grant with the following assumptions:

               Expected dividend yield                              0%
               Expected volatility                                 42%
               Risk-free interest rate                            6.5%
               Expected life of options                      76 months

NOTE 10 - EARNINGS PER COMMON SHARE

          A reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (EPS) computations for "income before extraordinary item" for the years ended March 31, 1999, 1998 and 1997 is as follows:


                                           1999                       1998                       1997
                                --------------------------  --------------------------  --------------------------
                                  Income        Shares        Income        Shares        Income        Shares
                                (Numerator)  (Denominator)  (Numerator)  (Denominator)  (Numerator)  (Denominator)
                                -----------  -------------  -----------  -------------  -----------  -------------
Income before extraordinary
 item                           $   243,752                 $   212,750                 $   295,496
                                -----------                 -----------                 -----------

Basic EPS
 Income available to common
  stockholders                      243,752    12,789,127       212,750    12,550,159       295,496    12,444,721

Effect of Dilutive Securities
  Stock options                        --       2,714,192          --       3,131,014          --       3,722,297
                                -----------   -----------   -----------   -----------   -----------   -----------

Diluted EPS
Income available to common
  stockholders  including
  assumed  conversions          $   243,752    15,503,319   $   212,750    15,681,173   $   295,496    16,167,018
                                ===========   ===========   ===========   ===========   ===========   ===========

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 11 - RENTAL OF MULTI-PURPOSE BUILDING

          The Company leases a portion of its  multi-purpose  building (see Note
          8) to an unrelated tenant under an agreement which expires July 31, 1999. Rental income aggregated $49,833 $45,042 and $43,374 for the years ended March 31, 1999, 1998 and 1997, respectively, and is included in other income (expense), net in the accompanying consolidated statements of income and comprehensive income.

NOTE 12 - RESEARCH AND DEVELOPMENT COSTS

          Research and development costs charged to selling, general and administrative expenses amounted to $116,783, $120,115 and $97,628 for the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE 13 - ADVERTISING

          The Company expenses the production costs of advertising when the costs are incurred. Advertising expense charged to selling, general and administrative expenses totaled $29,603, $35,189 and $28,829 for the years ended March 31, 1999, 1998, and 1997, respectively.

NOTE 14 - INCOME TAXES

          The provision for (benefit from) income taxes consists of the following:

                                1999            1998             1997
                              ---------       ---------       ---------
               Current
                 Federal      $      --       $      --       $      --
                 State               --              --              --
                              ---------       ---------       ---------
               Deferred              --        (100,000)        (47,000)
                              ---------       ---------       ---------
                              $      --       $(100,000)      $ (47,000)
                              =========       =========       =========

          The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company's AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. For 1999, 1998 and 1997, the Company had no liability for state taxes based upon income. State taxes accrued were based on net worth and, accordingly, included in selling, general and administrative expenses.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 14 - INCOME TAXES (Continued)

          The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes for fiscal years 1999, 1998 and 1997. The principal reasons for this difference are listed in the following table:

                                                    1999       1998       1997
                                                   ------     ------     ------

          Statutory federal income tax               34%        34%        34%
          Insurance                                 (10)       (28)       (22)
          Amortization and other                      1         14         10
          Utilization of net operating loss
            carryforwards                           (16)       (80)        48
          Change in valuation allowance              (9)       (29)       (89)
                                                    ---        ---        ---
                                                     --%      (89)%      (19)%
                                                    ===        ===        ===

          The significant components of the deferred tax provision are as follows:

                                              1999            1998            1997
                                             --------       ---------       ---------
          Net operating loss - federal      $  48,000       $(122,000)      $ 120,000
          Property and equipment, net          24,000          17,000         497,000
          Other                                 4,000           1,000              --
          Uniform capitalization               (2,000)          3,000          (3,000)
          Net operating loss - state          (29,000)         33,000          75,000
          Valuation allowance                 (45,000)        (32,000)       (736,000)
                                            ---------       ---------       ---------
                                            $      --       $(100,000)      $ (47,000)
                                            =========       =========       =========

          The components of the net deferred tax accounts as of March 31, 1999 and 1998 are as follows:

                                                         1999             1998
                                                     -----------       -----------
          Deferred tax assets:
            Net operating loss - federal             $   917,000       $   965,000
            Investment tax credits                       144,000           144,000
            Net operating loss - state                    47,000            18,000
            Uniform capitalization                        36,000            34,000
            Other                                         18,000            22,000
            Valuation allowance                         (100,000)         (145,000)
                                                     -----------       -----------
              Total deferred tax asset                 1,062,000         1,038,000

          Deferred tax liabilities:
            Property and equipment, net                 (962,000)         (938,000)
                                                     -----------       -----------
              Total deferred tax liability              (962,000)         (938,000)
                                                     -----------       -----------

             Net deferred tax asset (liability)      $   100,000       $   100,000
                                                     ===========       ===========

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 14 - INCOME TAXES (Continued)

          The Company has $2,300,000 of net operating losses for federal income tax reporting purposes available for carryforward which expire in years ending March 31, 2000 through 2010. Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, inventory capitalization adjustments recorded for tax reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Unused tax credit carryovers totaled approximately $144,000 as of March 31, 1999 and expire in years ending March 31, 2000 and 2001.

          The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In fiscal 1999, the Company reduced the valuation allowance applied against the net operating loss carryforwards by approximately $45,000 based upon reasonable and prudent tax planning strategies and future income projections.

NOTE 15 - 401(k) PLAN

          The Company has a defined contribution 401(k) plan which covers all participating employees who are over the age of 21 years and have at least one year of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Matching contributions are made, in the form of Company common stock, subsequent to the close of the Company's fiscal year. Contributions for the years ended March 31, 1999, 1998 and 1997 totaled $4,500, $5,485 and $8,422, respectively.

NOTE 16 - EMPLOYMENT CONTRACTS

          The Company has employment agreements with two of its employees which expire on March 31, 2001. After that date, the employment relationships will continue from year to year unless either party provides the other with written notice of intent not to renew. These agreements provide for combined annual base salaries of $195,000 for the fiscal year ended March 31, 1997, $205,000 for the fiscal year ended March 31, 1998, and $215,000 for the fiscal years ending March 31, 1999, 2000, and 2001. The employees may also earn a discretionary bonus based on performance targets established by the Board of Directors.

          The Company has also entered into employment agreements with two employees and directors which also expire on March 31, 2001. At the option of the employees, the agreements may be renewed for one additional five year term with the same terms and conditions. These agreements provide for an annual base salary of $150,000 each, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage. In addition, upon death, the employees' estate will receive the amount by which the cash surrender value on life insurance policies exceeds the net premiums paid by the Company (see Note 6).

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 1999, 1998 AND 1997


NOTE 16 - EMPLOYMENT CONTRACTS (Continued)

          In the event of termination, all four agreements provide for the continuation of compensation and benefits. However, the employees may not compete with the Company within the United States for a period of two years after termination.

NOTE 17 - CASH FLOW INFORMATION AND NONCASH INVESTING AND
          FINANCING ACTIVITIES

          A summary of cash paid for interest and income taxes and a summary of the Company's noncash investing and financing activities for the years ended March 31, 1999, 1998 and 1997 is as follows:

                                                                      Year Ended March 31,
                                                              1999             1998            1997
                                                           ----------       ----------      ----------
          CASH PAID
          Interest                                         $  388,411       $  368,532      $  322,783
          Income taxes                                             --               --              --

          NON-CASH INVESTING AND FINANCING ACTIVITIES
          Long-term debt incurred to acquire
            property, plant and equipment                  $  147,764       $       --      $   45,858

          Investment purchased on margin                      100,000               --              --

          Issuance of stock pursuant to 401(k) plan             5,485            8,422           3,012

          Unrealized holding gain (loss) on long-term
            investment                                        (63,000)              --          49,000

          Consolidation of long-term debt                          --        1,335,000              --


NOTE 18 - OTHER COMPREHENSIVE INCOME

          Other comprehensive income is reflected net of a provision for income taxes totaling $-0- for each of the years ended March 31, 1999, 1998 and 1997.

================================================================================

                     U.S. Securities and Exchange Commission




                                    EXHIBITS

                                       to

                                   Form 10-KSB

                                  Annual Report

                                    under the

                             Securities Act of 1934




                              Thermodynetics, Inc.
               (Exact name of registrant as specified in charter)


                         Commission File Number 0-10707



                      For Fiscal Year Ended March 31, 1999




================================================================================

                              Thermodynetics, Inc.

                                Index to Exhibits

Exhibit
Number

(3)(a)(i)          Certificate of Incorporation, as amended (a)

(3)(a)(ii)         February 9, 1987 Amendment to Certificate of  Incorporation.
                   (b)

(3)(b)             By-Laws (c)

(4)(i)             Form of Common Stock certificate. (d)

(10)(i)            November  13, 1998 letter  amendment  to Amended and Restated
                   Loan  and  Security   Agreement   (Accounts   Receivable  and
                   Inventory) originally dated October 31, 1994.

(10)(ii) Line of Credit Agreement for the Acquisition of Equipment dated November 13, 1998.

(11)(i) Calculations of Earnings (Loss) Per Share. This information is presented in Footnote 10 to the Financial Statements.

(22)               Subsidiaries - at Part IV, Item 14 of 10-KSB.

(27)               Financial Data Schedule.

================================================================================

Incorporated by Reference to:

(a) Exhibit 3.1 to Registration Statement on Form S-1 (File No. 2-71500)
(b) Exhibit 3(a)(ii) to Annual Report on Form 10-KSB for fiscal year ended 1988 (File No. 0-10707)
(c) Exhibit 3.2 to  Registration  Statement on Form S-1 (File No.  2-71500)
(d) Exhibit 4.1 to  Registration  Statement on Form S-1 (File No. 2-71500)