Form 10QSB
period 1999-06-30
THERMODYNETICS INC
filed 1999-08-13
CIK 351902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarterly period ended June 30, 1999     Commission File Number: 0-10707


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


               Yes  ___X___                           No  _______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                                Outstanding at June 30, 1999
            -----                                ----------------------------
Common stock $.01 Par Value                           13,305,008 Shares

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                     Page Number
                                                                     -----------


 PART I            FINANCIAL INFORMATION

       Item 1.     Financial Statements

                   Consolidated Balance Sheet
                      June 30, 1999 and March 31, 1999....................    3

                   Consolidated Statements of Income and Comprehensive
                      Income Three Months Ended June 30,
                      1999 and 1998.......................................    4


                   Consolidated Statements of Cash Flows
                      Three Months Ended June 30,
                      1999 and 1998.......................................    5

                   Notes to Consolidated Financial Statements.............  6-7

       Item 2.     Management's Discussion and Analysis ..................  8-9


 PART II           OTHER INFORMATION

       Item 1.     Legal Proceedings......................................   10

       Item 2.     Changes in Securities..................................   10

       Item 3.     Defaults Upon Senior Securities........................   10

       Item 4.     Submission of Matters to a Vote of Security Holders....   10

       Item 5.     Other Information......................................   10

       Item 6.     Exhibits and Reports on Form 8-K.......................   10

SIGNATURE PAGE ...........................................................   11

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                June 30,       March 31,
                                                                 1999            1999
                                                              (Unaudited)      (Audited)
CURRENT ASSETS
  Cash                                                       $      2,736    $      1,658
  Accounts Receivable, Net                                      1,582,799       1,259,524
  Inventories                                                   1,784,698       1,957,097
  Prepaid Expenses and Other Current Assets                       329,579         267,654
  Deferred Income Taxes                                           100,000         100,000
                                                             ------------    ------------
    Total Current Assets                                        3,799,812       3,585,933
                                                             ------------    ------------

PROPERTY , PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                       9,451,846       9,354,857
  Less: Accumulated Depreciation                                4,848,307       4,768,658
                                                             ------------    ------------
   Property, Plant, and Equipment - Net                         4,603,539       4,586,199
                                                             ------------    ------------

OTHER ASSETS
  Undeveloped Land Held for Investment                            119,666         118,109
  Intangible Assets - Net of Amortization                         112,698         115,683
  Officers' Life Insurance                                      1,270,462       1,243,234
  Investment in Foreign Company                                   100,000         100,000
  Deposits and Other                                                6,722           8,293
  Marketable Equity Securities, at Market                         222,000         185,000
                                                             ------------    ------------
    Total Other Assets                                          1,831,548       1,770,319
                                                             ------------    ------------

TOTAL ASSETS                                                 $ 10,234,899    $  9,942,451
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                           $  1,094,005    $  1,249,110
  Accrued Taxes and Expenses                                      150,872         162,131
  Current Portion of Long Term Debt                               317,214         341,109
  Notes Payable - Bank                                          1,858,145       1,513,443
                                                             ------------    ------------

    Total Current Liabilities                                   3,420,236       3,265,793
                                                             ------------    ------------

LONG TERM DEBT                                                  2,144,698       2,194,241
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 13,305,008 shares
      at 6/30/99 and 13,305,008 shares at 3/31/99                 133,050         133,050
    Additional Paid-in Capital                                  5,444,855       5,444,855
  Less:  Treasury Stock, at Cost                                  320,521         320,521
  Less:  Accumulated Other Comprehensive Loss                     222,000         259,000
  Retained Earnings (Deficit)                                    (365,419)       (515,967)
                                                             ------------    ------------
    Total Stockholders' Equity                                  4,669,965       4,482,417
                                                             ------------    ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                       $ 10,234,899    $  9,942,451
                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                       1999            1998
                                                   ------------    ------------

Net Sales                                          $  2,960,484    $  2,632,455

Cost of Goods Sold                                    2,167,267       1,887,582
                                                   ------------    ------------

Gross Profit                                            793,217         754,873

Selling, General & Administrative Expenses              540,472         507,036
                                                   ------------    ------------

Income From Operations                                  252,745         247,837
                                                   ------------    ------------

Other Income (Expense)
     Interest Expense, Net                              (97,412)        (96,828)
     Other - Net                                         (4,785)         (4,784)
                                                   ------------    ------------
     Total Other Income (Expense)                      (102,197)       (101,612)
                                                   ------------    ------------

Income Before Income Taxes                              150,548         146,225

Provision for Income Taxes                                  -0-             -0-
                                                   ------------    ------------

Net Income                                              150,548         146,225

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period         37,000         (85,750)
                                                   ------------    ------------
                                                         37,000         (85,750)
                                                   ------------    ------------

Comprehensive Income                               $    187,548    $     60,474
                                                   ------------    ------------

Earnings per Share-Basic                           $        .01    $        .01
                                                   ============    ============

Earnings per Share-Diluted                         $        .01    $        .01
                                                   ============    ============

Weighted Average Shares Outstanding- Basic           13,305,008      12,633,731
                                                   ============    ============
Weighted Average Shares Outstanding- Diluted         15,338,341      15,829,128
                                                   ============    ============





   The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                                         1999         1998
                                                                       ---------    ---------
OPERATING ACTIVITIES:
  Net income                                                           $ 150,548    $ 146,225
         Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                           82,634       86,309

  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                             (155,105)     (17,861)
    Decrease (increase) in prepaid expenses
        and other assets                                                 (59,625)     (45,530)
    Decrease (increase) in accounts receivable                          (323,275)    (317,154)
    Decrease (increase) in inventories                                   172,399     (273,620)
    Increase (decrease) in accrued expenses                              (11,259)      21,385
                                                                       ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                        (143,683)    (400,246)
                                                                       ---------    ---------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment                             (96,989)     (69,137)
  Increase in other investments                                           (2,286)      (1,516)
  Increase in life insurance premiums receivable                         (27,228)     (27,227)
                                                                       ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (126,503)     (97,880)
                                                                       ---------    ---------

FINANCING ACTIVITIES
  Sale of common stock                                                       -0-          -0-
  Principal payments on debt obligations                                 (73,438)     (73,889)
  Net proceeds from revolving and term debt                              344,702      572,607
                                                                       ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      271,264      498,718
                                                                       ---------    ---------

INCREASE (DECREASE) IN CASH                                                1,078          592

CASH AT BEGINNING OF PERIOD                                                1,658        2,023
                                                                       ---------    ---------

CASH AT END OF PERIOD                                                  $   2,736    $   2,615
                                                                       =========    =========

    The accompanying notes are an integral part of these financial statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended June 30, 1999 and June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

     Inventories consist of the following at June 30:

                                                    1999               1998
                                              ----------         ----------
     Raw materials                            $  914,255         $1,184,613
     Work-in-process                             317,987            299,895
     Finished goods                              552,456            237,522
                                              ----------         ----------
                                              $1,784,698         $1,722,040
                                              ==========         ==========

NOTE 3: EARNINGS PER SHARE

     The Company has adopted "Statement of Accounting Standards No. 128, Earnings per Share" (SFAS 128). Earnings per share for the three months ended June 30, 1998 and June 30, 1997 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:


                                                      Three Months Ended
                                                 June 30, 1999  June 30, 1998
                                                 -------------  -------------

     Weighted Average Shares Outstanding-
                       (Basic)                     13,305,008    12,633,731

     Assumed Conversion of Stock Options            2,033,333     3,195,397
                                                   ----------    ----------

     Weighted Average Shares Outstanding-
                       (Diluted)                   15,338,341    15,829,128
                                                   ----------    ----------

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

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

     Assets:
       Uniform capitalization adjustment                         $     386
       Net operating loss carryforward                             341,631
       Other                                                         2,090
                                                                 ---------
                                                                   344,107
                                                                 ---------
     Liabilities:
       Accelerated depreciation                                     (1,540)
                                                                 ---------
                                                                    (1,540)
     Net deferred tax asset before valuation allowance             345,647

     Less: Valuation allowance                                    (245,647)
                                                                 ---------
     Net deferred tax asset                                      $ 100,000
                                                                 =========

     The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized

     At June 30, 1999, the Company had net operating loss carryforwards of approximately $1,148,000 expiring from 2001 to 2007. In addition, unused tax credits of $144,000 expire from 2000 to 2001 and are also being carried forward.


NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                       3 Months Ended June 30,
                                                          1999        1998
                                                       --------     --------
     Cash payments for interest                        $ 97,412     $ 96,828
      Issuance of common stock to 401(k) plan          $    -0-     $  5,483
     Valuation reserve to reflect long-term equity
           securities at market                        $ 37,000     $(85,750)


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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

     RESULTS OF OPERATIONS

     Net sales for the three months ended June 30, 1999 reached a new record level of $2,960,484, which were $328,029 or 12% higher than the comparable three month period of the prior year. Net sales were $278,417 (10%) higher than the three months ended March 1999, which was the former record.

     The increase in net sales continued the trend begun during the 1997 fiscal year. Shipments to customers were extremely strong during the quarter, led by water source heat pump applications. This core business, spurred by new housing starts in many regions of the US, continued to exhibit significant growth. Other markets for coaxial coils, swimming pool heat pumps, marine space conditioning and ice machines, also contributed significantly to the Company's shipments during the quarter. Shipments for the next three months (July through September
1999) are expected to be somewhat lower than the April-June quarter due to normal seasonal trends and scheduled summer vacation shutdowns at certain customer facilities; however projected levels are expected to be comparable to those recorded in the same period last year.

     Assuming a continuation of the trends currently anticipated, net sales for the fiscal year ending March 31, 2000 are expected to exceed those of the prior fiscal year, establishing a new record for annual shipments.

     Cost of sales aggregated approximately 73% of net sales for the current period, versus 71% for the same period last year. Direct labor unit costs declined resulting from efficiencies attributable to cellular manufacturing. Material costs increased slightly as copper pricing in the commodity markets exhibited some slight upward trending and the manufacturing mix included more material intensive coils.

     Selling, general and administrative expenses increased by $33,436 over the same period last year. Staffing additions in various support functions were made during the later stages of last fiscal year, which are now reflected as part of the period costs in fiscal 2000. The Company plans on further supplementing its marketing and engineering staffs during the current year.

     Other expenses remained flat as bank interest charges varied by less than 1% for both years. The Company recorded net comprehensive income of $37,000 in fiscal 2000 compared to a loss of $85,750 in the prior year, due to market value fluctuations of an investment in publicly traded securities.

     Overall, net income increased slightly from $146,225 in fiscal 1999 to $150,548 in the current three-month period and comprehensive income increased by $127,074 over the prior year period.


     LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $379,576 at June 30, 1999, compared to $320,140 at March 31, 1999 and $509,132 at June 30, 1998. During the current quarter, current assets increased by $213,879 and total assets eclipsed the $10 million level for the first time, finishing at $10,234,899 on June 30,1999. Current liabilities increased by a similar margin as additions to operating assets were funded by higher borrowings against the Company's line of credit.

     Accounts receivable increased during the quarter by $323,275, reflecting the record level of shipment in the period. Conversely, inventories were reduced by $172,399, or 9%, from March 31, 1999 as the Company has targeted this area for special emphasis during the current year. Inventories are expected to remain near this level for the balance of fiscal year 2000. Trade accounts payable also decreased during the period, in conjunction with the inventory reduction program.

     Investing activities increased from $97,880 during the prior year quarter to $126,503 in the three months ended June 30, 1999. The Company is engaged in a program to upgrade and augment its production equipment in fiscal 2000. It is expected that overall expenses in this area during the balance of the year will be slightly above fiscal 1999 levels.

     Net cash provided by financing activities in the current year were significantly below that of the quarter ended June 30, 1999. During the prior year's quarter, an increase in inventories was required to support customer requirements, which resulted in advances against the revolving line of credit. As inventories were reduced in the current quarter, there was a complimentary effect on the revolving debt.

     In June 1999 the Company commenced construction of a 15,000 square foot addition to its primary manufacturing facility. Completion is expected by the end of 1999 and certain of the operations currently housed in a separate Company owned building will be relocated to the new space. The addition is financed with a construction loan from the Company's principal bank; the loan is planned to be converted to a permanent mortgage upon completion of the project.

     Inflation and other cost increases continue to play a minor role in the Company's day to day operations. Improvements to manufacturing processes and procedures coupled with small price increases in purchased goods and services have enabled the Company to maintain its current cost structure. Stability in the precious metals markets has also enabled the Company to continue to purchase raw materials at competitive prices for conversion into products shipped to customers. As the Company continues its conversion to cellular manufacturing, further cost reductions are anticipated which should offset future effects of inflation for the balance of the fiscal year.


FORWARD LOOKING STATEMENTS

     This quarterly report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, and changes in unit prices, supply and demand for the Company's tubing product line especially in applications serving the commercial, industrial and residential construction industries.

     When used, words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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




                                 THERMODYNETICS, INC.



Date: August 13, 1999            By:      /s/  Robert A. Lerman
                                        ----------------------------------------
                                        Robert A. Lerman
                                        President


Date: August 13, 1999            By:      /s/  Robert I. Lieberman
                                        ----------------------------------------
                                        Robert I. Lieberman
                                        Treasurer and Chief Financial Officer