Form 10QSB
period 1999-09-30
THERMODYNETICS INC
filed 1999-11-12
CIK 351902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

                         Commission File Number: 0-10707


                              THERMODYNETICS, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                             06-1042505
(State or other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


     651 Day Hill Road, Windsor, CT                                06095
(Address of Principal Executive Offices)                         (Zip Code)


                                  860-683-2005
                               (Telephone Number)


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


            Class                               Outstanding at Sept. 30, 1999
Common stock $.01 Par Value                            13,580,008 Shares

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                     Page Number
                                                                     -----------


PART I           FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 Consolidated Balance Sheet
                    September, 1999 and March 31, 1999.....................    3

                 Consolidated Statements of Income and Comprehensive
                    Income Three Months Ended September 30,
                    1999 and 1998..........................................    4

                 Consolidated Statements of Income and Comprehensive
                    Income Six Months Ended September 30,
                    1999 and 1998..........................................    5

                 Consolidated Statements of Cash Flows
                    Six Months Ended September 30,
                    1999 and 1998..........................................    6

                 Notes to Consolidated Financial Statements................  7-8

     Item 2.     Management's Discussion and Analysis ..................... 9-10


PART II          OTHER INFORMATION

     Item 1.     Legal Proceedings.........................................   11

     Item 2.     Changes in Securities.....................................   11

     Item 3.     Defaults Upon Senior Securities...........................   11

     Item 4.     Submission of Matters to a Vote of Security Holders.......   11

     Item 5.     Other Information.........................................   11

     Item 6.     Exhibits and Reports on Form 8-K..........................   11


SIGNATURE PAGE ............................................................   12

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                           September 30,     March 31,
                                                                1999            1999
                                                            (Unaudited)      (Audited)
CURRENT ASSETS
  Cash                                                     $      2,763    $      1,658
  Accounts Receivable, Net                                    1,289,411       1,259,524
  Inventories                                                 1,815,825       1,957,097
  Prepaid Expenses and Other Current Assets                     314,931         267,654
  Deferred Income Taxes                                         100,000         100,000
                                                           ------------    ------------
    Total Current Assets                                      3,522,930       3,585,933
                                                           ------------    ------------

PROPERTY , PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                     9,746,787       9,354,857
  Less: Accumulated Depreciation                              4,927,955       4,768,658
                                                           ------------    ------------
   Property, Plant, and Equipment - Net                       4,818,832       4,586,199
                                                           ------------    ------------

OTHER ASSETS
  Undeveloped Land Held for Investment                          119,666         118,109
  Intangible Assets - Net of Amortization                       109,713         115,683
  Officers' Life Insurance                                    1,297,688       1,243,234
  Investment in Foreign Company                                 100,000         100,000
  Deposits and Other                                             16,595           8,293
  Marketable Equity Securities, at Market                       185,000         185,000
                                                           ------------    ------------
    Total Other Assets                                        1,828,662       1,770,319
                                                           ------------    ------------

TOTAL ASSETS                                               $ 10,170,424    $  9,942,451
                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                         $  1,029,399    $  1,249,110
  Accrued Taxes and Expenses                                    139,518         162,131
  Current Portion of Long Term Debt                             354,558         341,109
  Notes Payable - Bank                                        1,493,876       1,513,443
                                                           ------------    ------------

    Total Current Liabilities                                 3,017,351       3,265,793
                                                           ------------    ------------

LONG TERM DEBT                                                2,419,640       2,194,241
                                                           ------------    ------------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 13,580,008 shares
      at 9/30/99 and 13,305,008 shares at 3/31/99               135,800         133,050
    Additional Paid-in Capital                                5,454,351       5,444,855
  Less:  Treasury Stock, at Cost                                164,564         320,521
  Less:  Accumulated Other Comprehensive Loss                   259,000         259,000
  Retained Earnings (Deficit)                                  (433,154)       (515,967)
                                                           ------------    ------------
    Total Stockholders' Equity                                4,733,433       4,482,417
                                                           ------------    ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                     $ 10,170,424    $  9,942,451
                                                           ============    ============

                 The accompanying notes are an integral part of
                          these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                         1999               1998
                                                     ------------      ------------

Net Sales                                            $  2,634,438      $  2,665,374

Cost of Goods Sold                                      1,962,088         1,931,735
                                                     ------------      ------------

Gross Profit                                              672,350           733,639

Selling, General & Administrative Expenses                473,754           480,157
                                                     ------------      ------------

Income From Operations                                    198,596           253,482
                                                     ------------      ------------

Other Income (Expense)
     Interest Expense, Net                               (105,595)          (99,702)
     Realized Loss on Sale of Securities                      -0-          (126,580)
     Other - Net                                           (4,785)           (4,785)
                                                     ------------      ------------
     Total Other Income (Expense)                        (110,380)         (231,067)
                                                     ------------      ------------

Income Before Income Taxes                                 88,216            22,415

Provision for Income Taxes                                    -0-               -0-


Net Income                                                 88,216            22,415

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period          (37,000)           (5,750)
                                                     ------------      ------------
                                                          (37,000)           (5,750)
                                                     ------------      ------------

Comprehensive Income                                 $     51,216      $     16,665
                                                     ------------      ------------

Earnings per Share-Basic                             $        .01               NIL
                                                     ============      ============

Earnings per Share-Diluted                           $        .01               NIL
                                                     ============      ============

Weighted Average Shares Outstanding- Basic             13,496,310        12,665,276
                                                     ============      ============
Weighted Average Shares Outstanding- Diluted           15,758,711        15,227,015
                                                     ============      ============


                 The accompanying notes are an integral part of
                          these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                                        1999              1998
                                                                                                    ------------      ------------
Net Sales                                                                                           $  5,594,922      $  5,297,829

Cost of Goods Sold                                                                                     4,129,355         3,809,317
                                                                                                    ------------      ------------

Gross Profit                                                                                           1,465,567         1,488,512

Selling, General & Administrative Expenses                                                             1,014,226           977,194
                                                                                                    ------------      ------------

Income From Operations                                                                                   451,341           511,318
                                                                                                    ------------      ------------

Other Income (Expense)
     Interest Expense, Net                                                                              (203,007)         (196,530)
     Realized Loss on Sale of Securities                                                                     -0-          (126,580)
 Other - Net                                                                                              (9,570)          (19,568)
                                                                                                    ------------      ------------
     Total Other Income (Expense)                                                                       (212,571)         (342,678)
                                                                                                    ------------      ------------

Income Before Income Taxes                                                                               238,770           168,640

Provision for Income Taxes                                                                                   -0-               -0-


Net Income                                                                                               238,770           168,640

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period                                                             -0-           (80,000)
                                                                                                    ------------      ------------
                                                                                                             -0-           (80,000)
                                                                                                    ------------      ------------

Comprehensive Income                                                                                $    238,770      $     88,640
                                                                                                    ------------      ------------

Earnings per Share-Basic                                                                            $        .02      $        .01
                                                                                                    ============      ============

Earnings per Share-Diluted                                                                          $        .02      $        .01
                                                                                                    ============      ============

Weighted Average Shares Outstanding-Basic                                                             13,400,793        12,633,381
                                                                                                    ============      ============
Weighted Average Shares Outstanding-Diluted                                                           15,557,665        15,562,090
                                                                                                    ============      ============


                 The accompanying notes are an integral part of
                          these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                          1999         1998
                                                                       ---------    ---------
OPERATING ACTIVITIES:
  Net income                                                           $ 238,770    $ 168,640
         Adjustments to reconcile net income to net cash provided by operating activities:
  Re-issuance of treasury stock                                            5,000          -0-
  Depreciation and amortization                                          165,263      165,267
  Realized loss on sale of securities                                        -0-      126,580
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                             (219,711)    (103,830)
    Decrease (increase) in prepaid expenses and                          (55,579)     (31,470)
        Other assets
    Decrease (increase) in accounts receivable                           (29,887)    (204,371)
    Decrease (increase) in inventories                                   141,272     (368,084)
    Increase (decrease) in accrued expenses                              (18,113)       5,303
                                                                       ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                         227,015     (241,965)
                                                                       ---------    ---------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment                            (391,930)     (38,535)
  Increase in other investments                                           (1,557)      (1,516)
  Investment in foreign company                                              -0-     (100,742)
  Increase in life insurance premiums receivable                         (54,454)     (54,454)
  Sale of marketable securities                                              -0-       47,420
                                                                       ---------    ---------


NET CASH  (USED IN) INVESTING ACTIVITIES                                (447,941)    (247,827)
                                                                       ---------    ---------

FINANCING ACTIVITIES
  Sale of common stock                                                     2,750          -0-
  Principal payments on debt obligations                                (153,983)    (147,348)
  Net proceeds from revolving and term debt                              373,264      637,819
                                                                       ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                222,031      490,471
                                                                       ---------    ---------

INCREASE (DECREASE) IN CASH                                                1,105          679

CASH AT BEGINNING OF PERIOD                                                1,658        2,023
                                                                       ---------    ---------

CASH AT END OF PERIOD                                                  $   2,763    $   2,702
                                                                       =========    =========

    The accompanying notes are an integral part of these financial statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended September 30, 1999 and September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

     Inventories consist of the following at September 30:

                                          1999                  1998
                                       ----------            ----------
     Raw materials                     $  945,383            $1,279,077
     Work-in-process                      317,987               299,895
     Finished goods                       552,456               237,522
                                       ----------            ----------
                                       $1,815,826            $1,816,504
                                       ==========            ==========

NOTE 3: EARNINGS PER SHARE

     The Company has adopted "Statement of Accounting Standards No. 128, Earnings per Share" (SFAS 128). Earnings per share for the three and six months ended September 30, 1999 and September 30, 1998 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:


                                                    Three Months Ended                        Six Months Ended
                                            Sept. 30, 1999      Sept. 30, 1998      Sept. 30, 1999      Sept. 30, 1998
                                            --------------      --------------      --------------      --------------
Weighted Average Shares
     Outstanding (Basic)                      13,496,310          12,665,276          13,400,793          12,633,381

 Assumed Conversion of Stock Options           2,262,401           2,561,739           2,516,872           2,928,709
                                              ----------          ----------          ----------          ----------

Weighted Average Shares Outstanding-
     (Diluted)                                15,758,711          15,277,015          15,557,665          15,562,090
                                              ----------          ----------          ----------          ----------

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

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

     Assets:
       Uniform capitalization adjustment                   $     773
       Net operating loss carryforward                       310,852
       Other                                                   4,179
                                                           ---------
                                                             315,804
     Liabilities:
       Accelerated depreciation                               (3,080)
                                                           ---------
                                                              (3,080)
     Net deferred tax asset before valuation allowance       318,884

     Less: Valuation allowance                              (218,884)
                                                           ---------
     Net deferred tax asset                                $ 100,000
                                                           =========

     The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

     At September 30, 1999, the Company had net operating loss carryforwards of approximately $914,000 expiring from 2001 to 2007. In addition, unused tax credits of $144,000 expire from 2000 to 2001 and are also being carried forward.

NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                        6 Months Ended Sept. 30,
                                                         1999           1998
                                                       ---------     ---------
     Cash payments for interest                        $ 203,007     $ 196,530
      Issuance of common stock to 401(k) plan          $   4,500     $   5,483
     Valuation reserve to reflect long-term equity
           securities at market                        $     -0-     $ (80,000)

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          RESULTS OF OPERATIONS

     Net sales for the three months ended September 30, 1999 totaled $2,634,438, approximately the same amount for the same period of the prior year. For the six months ended September 1999, net sales of $5,594,922 in the current year outdistanced the $5,297,839 recorded in the period ended September 30, 1998. During the first quarter of fiscal 2000 the Company achieved a record quarterly sales level of $2,960,484, fueled by growth in the Company's core market of water source heat pump applications. A portion of these sales represented non-recurring inventory stock building programs undertaken by certain customers.

     The second quarter sales slowdown is a seasonal trend created by a number of factors. Vacation shutdowns and/or reduced work schedules at many OEM factories traditionally reduce demand for the Company's products during the summer months. Shipments for the third quarter are projected to increase above those of the second quarter as customer requirements return to levels more consistent with the balance of the year.

     Cost of goods sold aggregated 74% of sales for both the three and six month periods of the current year. For the same periods in fiscal 1999, these costs totaled 72% of sales. The average cost of copper and copper-alloy tubing continued to increase slightly in the current quarter, following the trend of the first three months of the fiscal year. Recent price stabilization in the commodity market should serve to mitigate cost increases in the near term. The Company has also added staff in production support functions, increasing manufacturing overhead costs. Additional technicians and manufacturing engineers may be hired in the coming months to further support new products and processes.

     Selling, general and administrative expenses decreased by $6,403, or 1%, in the current quarter as compared to the same period of the prior year. For the six-month periods, these expenses increased by $37,032 (4%), from fiscal 1999 as compared to fiscal 2000. These variances are created by timing differences, as operating expenses have remained flat for all periods presented.

     Increases in the prime lending rate resulted in higher debt service costs for both revolving and term debt. During the prior year, a realized loss on the sale of marketable securities occurred in the second quarter, resulting in a charge to earnings of $126,580. No securities were sold in the current year.

     Net income for the three-month period increased from fiscal 1999 to fiscal 2000. Income from operations was higher in the prior year due to the adverse factors affecting manufacturing costs previously detailed. Offsetting this increase was the loss on sale of securities reflected as other expense. For the six months, net income increased from $168,640 at September 30, 1998 to $238,770 at September 30, 1999 as a result of the same factors.

          LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $505,579 at September 30, 1999, compared to $320,140 at March 31, 1999 and $521,277 at September 30, 1998. During the
current six-month period, current assets decreased by $63,003 while current liabilities decreased by $248,442, resulting in a net increase in working capital of $185,439. Inventories were reduced by $141,272, or 7%, from March 31, 1999 as the Company has targeted this area for special emphasis during the current year. Inventories are expected to remain near this level for the balance of fiscal year 2000. Trade accounts payable also decreased significantly during the six-month period, primarily as a result of the inventory reduction program.

     Resources used to fund investing activities increased from $247,827 during the prior year six-month period to $447,941 in the six months ended September 30, 1999. Construction of a 15,000 square foot addition to the Company's primary manufacturing facility commenced in June 1999. Completion is expected by the end of calendar year 1999 and certain operations currently housed in a separate Company owned building will be relocated to the new space. The addition is financed with a construction loan from the Company's principal bank; the loan is planned to be converted to a permanent mortgage upon completion of the project; the Company is also engaged in a program to upgrade and augment its production equipment in fiscal 2000.

     During fiscal year 1999 the Company invested $100,000 in a Belgian company engaged in the processing of pharmaceutical related products. The investment was financed with margined securities that suffered declines in value in concert with the general stock market decline in September 1998. This resulted in margin calls and the Company sold a portion of its holdings, recording a loss of $126,580 for that period.

     Net cash provided by financing activities in the current year were significantly below that of the six month period ended September 30, 1998. During the prior year, an increase in inventories was required to support customer requirements, which resulted in advances against the revolving line of credit. As inventory levels were reduced in the current year, cash provided by operating activities was used to repay revolving debt. Additional term debt of $373,264 was incurred during the period representing advances against the construction loan for the building addition. Upon completion, the projected loan balance for the main building, including a refinancing of the existing mortgage is expected to be approximately $1,750,000.

     Inflation and other cost increases continue to play a minor role in the Company's day to day operations. Improvements to manufacturing processes and procedures coupled with small price increases in purchased goods and services have enabled the Company to maintain its current cost structure. As the Company continues its conversion to cellular manufacturing, further cost reductions are anticipated which should offset future effects of inflation for the balance of the fiscal year. Further, upon completion of the building addition, certain operations will be relocated from an adjacent facility, which will also improve efficiencies and lower manufacturing costs.

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




                                            THERMODYNETICS, INC.



Date: November 12, 1999                     By: /s/  Robert A. Lerman
                                                -----------------------
                                                Robert A. Lerman
                                                President


Date: November 12, 1999                     By: /s/  Robert I. Lieberman
                                                --------------------------
                                                Robert I. Lieberman
                                                Treasurer and Chief Financial
                                                Officer