Form 10QSB
period 1999-12-31
THERMODYNETICS INC
filed 2000-02-14
CIK 351902

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                     QUARTERLY REPORT UNDER SECTION 13 OR 15
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1999

                         Commission File Number: 0-10707


                              THERMODYNETICS, INC.
        (Exact name of small business issuer as specified in its charter)


             Delaware                                        06-1042505
  (State or other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

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


          Yes _X_            No ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                Class                            Outstanding at Dec. 31, 1999
      ---------------------------                ----------------------------
      Common stock $.01 Par Value                       13,580,008 Shares

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number


PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet
               December 31, 1999 and March 31, 1999 .....................    3

            Consolidated Statements of Income and Comprehensive
               Income Three Months Ended December 31,
               1999 and 1998 ............................................    4

            Consolidated Statements of Income and Comprehensive
               Income Nine Months Ended December 31,
               1999 and 1998 ............................................    5

            Consolidated Statements of Cash Flows
               Nine Months Ended December 31,
               1999 and 1998 ............................................    6

            Notes to Consolidated Financial Statements ..................   7-8

   Item 2.  Management's Discussion and Analysis ........................   9-10


PART II OTHER INFORMATION

   Item 1.  Legal Proceedings ...........................................   11

   Item 2.  Changes in Securities .......................................   11

   Item 3.  Defaults Upon Senior Securities .............................   11

   Item 4.  Submission of Matters to a Vote of Security Holders .........   11

   Item 5.  Other Information ...........................................   11

   Item 6.  Exhibits and Reports on Form 8-K ............................   11


   SIGNATURE PAGE .......................................................   12

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                              December 31,      March 31,
                                                                 1999              1999
                                                              (Unaudited)       (Audited)
CURRENT ASSETS
  Cash                                                       $      2,871    $      1,658
  Accounts Receivable, Net                                      1,193,053       1,259,524
  Inventories                                                   1,755,703       1,957,097
  Prepaid Expenses and Other Current Assets                       290,098         267,654
  Deferred Income Taxes                                           100,000         100,000
                                                             ------------    ------------
    Total Current Assets                                        3,341,725       3,585,933
                                                             ------------    ------------

PROPERTY , PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                      10,548,647       9,354,857
  Less: Accumulated Depreciation                                4,963,860       4,768,658
                                                             ------------    ------------
    Property, Plant, and Equipment - Net                        5,584,787       4,586,199
                                                             ------------    ------------

OTHER ASSETS
  Undeveloped Land Held for Investment                            119,666         118,109
  Intangible Assets - Net of Amortization                         106,728         115,683
  Officers' Life Insurance                                      1,324,916       1,243,234
  Investment in Foreign Company                                   100,000         100,000
  Deposits and Other                                               18,306           8,293
  Marketable Equity Securities, at Market                         185,000         185,000
                                                             ------------    ------------
    Total Other Assets                                          1,854,616       1,770,319
                                                             ------------    ------------

TOTAL ASSETS                                                 $ 10,781,128    $  9,942,451
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                           $  1,246,022    $  1,249,110
  Accrued Taxes and Expenses                                      160,538         162,131
  Current Portion of Long Term Debt                               341,824         341,109
  Notes Payable - Bank                                          1,160,262       1,513,443
                                                             ------------    ------------

    Total Current Liabilities                                   2,908,646       3,265,793
                                                             ------------    ------------

LONG TERM DEBT                                                  3,071,565       2,194,241
                                                             ------------    ------------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 13,580,008 shares
      at 12/31/99 and 13,305,008 shares at 3/31/99                135,800         133,050
    Additional Paid-in Capital                                  5,454,355       5,444,855
  Less:  Treasury Stock, at Cost                                  164,564         320,521
  Less:  Accumulated Other Comprehensive Loss                     259,000         259,000
  Retained Earnings (Deficit)                                    (365,674)       (515,967)
                                                             ------------    ------------
    Total Stockholders' Equity                                  4,800,917       4,482,417
                                                             ------------    ------------

TOTAL LIABILITIES AND                                        $ 10,781,128    $  9,942,451
                                                             ============    ============
  STOCKHOLDERS' EQUITY

   The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                      1999            1998
                                                                  ------------    ------------
Net Sales                                                         $  2,564,781    $  2,465,222

Cost of Goods Sold                                                   1,921,875       1,844,943
                                                                  ------------    ------------

Gross Profit                                                           642,906         620,279

Selling, General & Administrative Expenses                             520,178         469,458
                                                                  ------------    ------------

Income From Operations                                                 122,728         150,821
                                                                  ------------    ------------

Other Income (Expense)
     Interest Expense, Net                                             (64,386)        (96,202)
     Realized Loss on Sale of Securities                                   -0-             -0-
     Other - Net                                                         9,144          (4,785)
                                                                  ------------    ------------
     Total Other Income (Expense)                                      (55,242)       (100,987)
                                                                  ------------    ------------

Income Before Income Taxes                                              67,486          49,834

Provision for Income Taxes                                                 -0-             -0-
                                                                  ------------    ------------


Net Income                                                              67,486          49,834

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period                           -0-          (5,750)
                                                                  ------------    ------------
                                                                           -0-          (5,750)
                                                                  ------------    ------------

Comprehensive Income                                              $     67,486    $     44,084
                                                                  ------------    ------------

Earnings per Share-Basic                                          $        .01             NIL
                                                                  ============    ============

Earnings per Share-Diluted                                                 NIL             NIL
                                                                  ============    ============

Weighted Average Shares Outstanding- Basic                          13,580,277      12,700,091
                                                                  ============    ============
Weighted Average Shares Outstanding- Diluted                        15,589,801      15,137,699
                                                                  ============    ============


The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                        1999           1998
                                                                   ------------    ------------
Net Sales                                                          $  8,159,703    $  7,763,052

Cost of Goods Sold                                                    6,051,230       5,654,260
                                                                   ------------    ------------

Gross Profit                                                          2,108,473       2,108,792

Selling, General & Administrative Expenses                            1,534,404       1,446,651
                                                                   ------------    ------------

Income From Operations                                                  574,069         662,141
                                                                   ------------    ------------

Other Income (Expense)
    Interest Expense, Net                                              (267,393)       (292,731)
    Realized Loss on Sale of Securities                                     -0-        (126,580)
Other - Net                                                                 426)        (24,355)
                                                                   ------------    ------------
    Total Other Income (Expense)                                       (267,819)       (443,666)
                                                                   ------------    ------------

Income Before Income Taxes                                              306,250         218,475

Provision for Income Taxes                                                  -0-             -0-
                                                                   ------------    ------------


Net Income                                                              306,250         218,475

Other Comprehensive Income (Loss), net of tax
    Unrealized holding gains during the period                              -0-         (80,000)
                                                                   ------------    ------------
                                                                            -0-         (80,000)
                                                                   ------------    ------------


Comprehensive Income                                               $    306,250    $    138,475
                                                                   ------------    ------------

Earnings per Share-Basic                                           $        .02    $        .01
                                                                   ============    ============

Earnings per Share-Diluted                                         $        .02    $        .01
                                                                   ============    ============

Weighted Average Shares Outstanding- Basic                           13,460,621      12,665,721
                                                                   ============    ============
Weighted Average Shares Outstanding- Diluted                         16,211,141      15,558,455
                                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                         1999            1998
                                                      -----------    -----------
OPERATING ACTIVITIES:
  Net income                                          $   306,250    $   218,475
         Adjustments to reconcile net income to net
         cash provided by operating activities:
  Re-issuance of treasury stock                             5,000            -0-
  Depreciation and amortization                           204,157        247,901
  Realized loss on sale of securities                         -0-        126,580
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                (3,088)       (89,412)
    Decrease (increase) in prepaid expenses and           (32,493)       (39,920)
        Other assets
    Decrease (increase) in accounts receivable             66,471         53,894
    Decrease (increase) in inventories                    201,394       (425,246)
    Increase (decrease) in accrued expenses                 2,907         16,848
                                                      -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                          750,598        109,120
                                                      -----------    -----------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment           (1,193,790)      (258,764)
  Increase in other investments                            (1,557)        (1,516)
  Investment in foreign company                               -0-       (105,092)
  Increase in life insurance premiums receivable          (81,682)      (106,681)
  Sale of marketable securities                               -0-         47,420
                                                      -----------    -----------

NET CASH  (USED IN) INVESTING ACTIVITIES               (1,277,029)      (424,633)
                                                      -----------    -----------

FINANCING ACTIVITIES
  Sale of common stock                                      2,750         22,000
  Principal payments on debt obligations                 (459,370)      (220,939)
  Net proceeds from revolving and term debt               984,264        515,155
                                                      -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 527,644        316,216
                                                      -----------    -----------

INCREASE (DECREASE) IN CASH                                 1,213            703

CASH AT BEGINNING OF PERIOD                                 1,658          2,023
                                                      -----------    -----------

CASH AT END OF PERIOD                                 $     2,871    $     2,726
                                                      ===========    ===========


    The accompanying notes are an integral part of these financial statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended December 31, 1999 and December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

     Inventories consist of the following at December 31:

                                                 1999               1998
                                              ----------         ----------
     Raw Materials                            $  885,260         $1,336,239
     Work-in-process                             317,987            299,895
     Finished goods                              552,456            237,532
                                              ----------         ----------
                                              $1,755,703         $1,873,666
                                              ==========         ==========

NOTE 3: EARNINGS PER SHARE

     The Company has adopted "Statement of Accounting Standards No. 128, Earnings per Share" (SFAS 128). Earnings per share for the three and nine months ended December 31, 1999 and December 31, 1998 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:


                                          Three Months Ended                  Nine Months Ended
                                      Dec. 31, 1999   Dec. 31, 1998    Dec. 31, 1999    Dec. 31, 1998
                                      -------------   -------------    -------------    --------------
Weighted Average Shares
    Outstanding (Basic)                  13,580,277      12,700,091      13,460,621      12,665,721

Assumed Conversion of Stock Options       2,009,524       2,437,608       2,750,520       2,902,734
                                         ----------      ----------      ----------      ----------

Weighted Average Shares Outstanding
        (Diluted)                        15,589,801      15,137,699      16,211,141      15,558,455
                                         ----------      ----------      ----------      ----------

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

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

Assets:
  Uniform capitalization adjustment                                   $   1,159
  Net operating loss carryforward                                       326,282
  Other                                                                   6,269
                                                                      ---------
                                                                        333,710
                                                                      ---------
Liabilities:
  Accelerated depreciation                                               (4,620)
                                                                      ---------
                                                                         (4,620)
                                                                      ---------
Net deferred tax asset before valuation allowance                       338,330

Less: Valuation allowance                                              (238,330)
                                                                      ---------
Net deferred tax asset                                                $ 100,000
                                                                      =========


     The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $960,000 expiring from 2001 to 2007. In addition, unused tax credits of $144,000 expire in 2001 and are also being carried forward.

NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".


                                                   9 Months Ended Dec. 31,
                                                     1999          1998
                                                   --------      --------
Cash payments for interest                         $314,793      $292,731
Issuance of common stock to 401(k) plan            $  4,500      $  5,483
Valuation reserve to reflect long-term equity
      securities at market                         $    -0-      $(80,000)


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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

               RESULTS OF OPERATIONS

     Net sales for the three months ended December 31, 1999 totaled $2,564,781, approximately $100,000 or 4% higher than the same period of the prior year. Compared to the second quarter of the current year, net sales for the December 1999 quarter decreased by $69,657. For the nine months ended December 1999, net sales of $8,159,703 in the current year were about 5% greater than the 1998 total of $7,763,052.

     The water source heat pump market was adversely affected by several factors during the current quarter. The continuing rise in interest rates derailed a period of constantly increasing housing starts. In addition, subsidies and other incentive programs offered by local utility companies to contractors to include water source heat pumps in new residential developments were discontinued, effectively reducing order levels for these HVAC systems.

     Cost of goods sold aggregated 75% of sales for both the three and nine month periods of the current year. For the same periods in fiscal 1999, these costs totaled 74% of sales. The average cost of copper and copper-alloy tubing continued to increase slightly in the current quarter, following the trend for the entire fiscal year. The Company has also added staff in production support functions, increasing manufacturing overhead costs. It is likely that additional manufacturing technicians will be hired in the future to further support new product applications.

     Selling, general and administrative expenses increased by $50,720, or 11%, in the current quarter as compared to the same period of the prior year. For the six-month periods, these expenses increased by $87,753 (6%), from fiscal 1999 as compared to fiscal 2000. These increases reflect additions to staff in the sales engineering function, together with other cost increases for personnel and employee related expenses.

     Increases in the prime lending rate resulted in higher debt service costs for both revolving and term debt. In the current year, a portion of interest charges that relates to an addition to the Company's primary manufacturing facility was capitalized as a cost component of the project. During the prior year, a realized loss on the sale of marketable securities occurred in the second quarter, resulting in a charge to earnings of $126,580. No securities were sold in the current year.

     Net income for the three-month period increased slightly from fiscal 1999 to fiscal 2000. Income from operations was higher in the prior year due to the above described factors affecting increases to manufacturing costs. For the nine months, net income increased by $87,775 as a result of the loss on sale of securities in fiscal 1999.

     The Company suffered no significant impact from any Year 2000 issues as comprehensive testing of its information processing systems was completed earlier in the year. No major suppliers or customers reported problems relating to the shift from December 1999 to January 2000.

               LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $324,371 at December 31, 1999, compared to $320,140 at March 31, 1999 and $425,119 at December 31, 1998. During the current nine-month period, current assets decreased by $244,208 while current liabilities decreased by $248,442, resulting in a net increase in working capital of $4,234. Inventories were reduced by $201,394, or 10%, from March 31, 1999 as the Company has targeted this area for special emphasis during the current year. Inventories are expected to remain near this level for the balance of fiscal year 2000. Trade accounts receivable also decreased during the nine-month period, primarily as a result of lower sales in the current quarter as compared to the fourth quarter of fiscal 1999.

     Resources used to fund investing activities increased from $424,633 during the prior year to $1,277,029 in the nine months ended December 31, 1999. Construction of a 15,000 square foot addition to the Company's primary manufacturing facility commenced in June 1999 and was substantially completed by the end of December. The addition was financed with a construction loan from the Company's principal bank. The loan will be converted to a permanent mortgage upon completion of the project. The Company is also investing in upgrades and enhancements to its production equipment in fiscal 2000.

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

     Net cash provided by financing activities increased to $527,644 in the current year compared to $316,216 in fiscal 1999. Borrowings to finance the building addition totaled $984,264, however a significant decrease was realized in the balance outstanding under the revolving loan facility. Reductions in inventory and other current assets reduced borrowings for working capital requirements. During the prior year, an increase in inventories supported customer requirements, which was financed through advances against the revolving line of credit.

     Inflation and other cost increases continue to play a minor role in the Company's day to day operations. Improvements to manufacturing processes and procedures coupled with small price increases in purchased goods and services have enabled the Company to maintain its current cost structure. As the Company continues its conversion to cellular manufacturing, further cost reductions are anticipated which should offset future effects of inflation for the balance of the fiscal year. Further, upon completion of the building addition, certain operations will be relocated from an adjacent facility, which are also expected to improve efficiencies and lower manufacturing costs.

               FORWARD LOOKING STATEMENTS

     This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, and changes in unit prices, supply and demand for the Company's tubing product line especially in applications serving the commercial, industrial and residential construction industries.

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



                                    THERMODYNETICS, INC.



   Date: February 11, 2000          By:      /s/  Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President


   Date: February 11, 2000          By:      /s/  Robert I. Lieberman
                                           ------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer