Form 10KSB
period 2000-03-31
THERMODYNETICS INC
filed 2000-06-29
CIK 351902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000          Commission file number 0-10707


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

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
        Title of Each Class                       on which Registered
        -------------------                       -------------------
               None                                       None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                           Common Stock $.01 par value

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [_X_] No [___]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [___]

The issuer's revenues for its most recent fiscal year were $10,731,636.

As of March 31, 2000 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $2,985,000 based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board system.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

Class                                           Outstanding as of March 31, 2000
-----                                           --------------------------------
Common Stock $.01 par value                             13,448,110 Common Shares

Transitional Small Business Disclosure Format        Yes [___]  No [_X_]

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

     The Company's products are designed for specific customer requirements taking into account such variables as allowable temperature and pressure differentials, the nature of the fluids to be used (liquids or gases), the required flow rates and the operational and environmental conditions. These factors are considered to determine the type, length, diameter and degree of enhancement of the metal tubing to be used (usually copper, copper nickel, aluminum, carbon steel or stainless steel although other metals may be utilized), and the physical characteristics of the tube. The Company's machinery permits the manufacture of enhanced tubing ranging from 1/8 inch to six inches in diameter, from four inches to 40 feet in length, and with tubing wall thicknesses ranging from .005 to .125 inch.

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

     The Company owns specially designed patented and/or proprietary machinery which is used to enhance and coil its metal tubing products as well as tools and dies and other nonproprietary machinery to perform normal

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 3


fabrication functions. The Company believes its manufacturing capabilities are adequate for it to manufacture and ship up to approximately $18 million per year of its products based upon present prices.

     (2) Distribution Methods

          (a) Marketing and Sales - The Company markets its metal tubing products in the United States, Canada and abroad through its sales department which, supported by other personnel, develop sales leads along with serving existing customers. They are currently compensated on a salaried and incentive basis. In addition, the Company uses independent sales representatives and distributors. The Company advertises its products in trade periodicals and at trade shows.

          (b) Foreign Operations and Export Sales - The Company has had no foreign operations and its export sales during the past fiscal year did not exceed 5% of gross sales.

          (c) Seasonal Nature of the Business - The Company believes its present business is in part seasonal in nature as a significant portion of the Company's revenues are derived from sales relating to space-conditioning and heat pump applications in commercial, industrial and residential buildings and structures.

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

     (5) Raw Materials - The Company's surface enhanced metal tubing is manufactured from smooth tubing, usually copper, cupronickel, aluminum, carbon steel or stainless steel. The Company usually purchases tubing in mill quantities manufactured to its specifications from various tube fabricating mills. The Company does not believe that it is a major customer of any mill or distributor and has no supply contracts. The Company has not experienced any significant shortages or extended delays in deliveries of raw materials during the past five years. There is no assurance that shortages, strikes or other delays will not occur in the future causing disruptions in production, shipments and profitability.

     (6) Dependence on Single or Few Major Customers - For the fiscal year ended March 31, 2000, four (4) customers each accounted for more than 10% of the Company's net sales, 54% in the aggregate. There is no assurance the Company will retain these customers and if it does not, the loss of one or more of these customers could have a material adverse affect upon the Company.

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

     (8) Governmental Approval - N/A

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 4


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

     (11) Effect of Environmental Laws - During the fiscal year ended March 31, 2000, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

     (12) Employees - At March 31, 2000, the Company had 24 salaried employees and 55 employees compensated on an hourly basis.

     (13) Working Capital Items - At March 31, 2000, the Company had a negative working capital position of $150,556. See Item 6 herein.

     At March 31, 2000, the Company's credit facilities consisted of (a) a $460,000 term note payable in sixty equal monthly installments of $7,667 through December 1, 2002; (b) a revolving line of credit with a maximum credit limit of $2,100,000; (c) a $333,330 term note, which was amended, payable in fifty equal monthly installments of $6,667 through March 1, 2002; (d) a $400,000 term note, payable in sixty equal monthly installments of $6,667 through December, 2001;
(e) a $297,568 term note, payable in forty-eight equal installments of $6,199 through January, 2004; (f) a revolving equipment line of credit with a maximum credit availability of $300,000 for the acquisition of capital equipment; and
(g) a $1,750,000 permanent term note payable in sixty equal monthly installments of $7,292 through December 1, 2004; such loan was converted from a construction loan into a permanent loan and had been used to finance the construction of an addition to the Company's Day Hill facility. All of the above credit facilities bear interest at the bank's base lending rate plus 1%, and are secured by substantially all assets of the Company, except the Baker Hollow facility, certain undeveloped land contiguous to the Baker Hollow Facility, and investments in two other corporations. The revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula. At March 31, 2000 the Company owed $1,525,319 under the $2,100,000 line of credit. See Item 2 herein.

     The Company's Baker Hollow facility is subject to a $1,100,000 ten year mortgage from a second financial institution due July 1, 2006 with an interest rate of 9.72% for five years and thereafter will be adjusted to equal the then effective five year United States Treasury Constant Maturity Index plus three percentage points. In addition to encumbering the 651 Day Hill Road facility, an Intercreditor Agreement between the Company's two banks provides for a partial subordination of the first bank's $1,750,000 mortgage to provide a second priority lien of $150,000 in favor of the second bank's ten year $1,100,000 mortgage on the Baker Hollow facility. See Items 2 and 3 herein.

Item 2.   Description of Properties

     The Company's principal offices and manufacturing operations are located at its approximately 55,000 square foot one story building constructed in 1981 with an addition constructed in 2000 on a six acre site located at 651 Day Hill Road, Windsor, Connecticut. The Day Hill facility is a steel frame structure with polystyrene and stucco outer walls, has parking for approximately 115 cars and contains approximately 45,000 square feet of factory space and approximately 10,000 square feet of office space. The Day Hill facility, along with the Company's equipment and machinery, serves as collateral for the Company's credit facilities. See Item 1(b)(13) herein and Note 8 of Notes to Consolidated Financial Statements.

     The Company completed an addition to the Day Hill facility in 2000. The addition is a steel frame structure with polystyrene and stucco outer walls providing for 15,255 square feet of space for factory use and general amenities.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 5


     Through March 2000 the Company conducted certain of its manufacturing operations in a light industrial multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site. The Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block and stucco outer walls, has parking for approximately 95 cars and contains approximately 28,600 square feet of factory space. The Company also owns 3.5 acres of unencumbered undeveloped land adjacent to the Baker Hollow facility. The Baker Hollow facility serves as collateral for a ten year mortgage. The Company is currently leasing the remaining approximately 11,500 square feet of the Baker Hollow facility to an unaffiliated third party with an annual rental of $51,750, triple net; that lease will expire in July, 2000. See Item 1(b)(13), Item 9(a-b) and Notes 8 and 11 of Notes to Consolidated Financial Statements.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on Thursday, January 13, 2000. At said meeting, John F. Ferraro, Robert A. Lerman and Anthony C.
Mirabella were elected to serve as directors of the Company until the next annual meeting of stockholders and until their successors are elected and qualified. Said directors were elected by the following votes:

Nominee                       Number of Votes For     Number of Votes Withheld
-------                       -------------------     ------------------------
John F. Ferraro                    9,295,700                  142,700
Robert A. Lerman                   9,294,900                  143,500
Anthony C. Mirabella               9,300,100                  138,300


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

                                 Bid Prices                     Asked Prices
                              ---------------                 ---------------
Quarter Ended                 High        Low                 High        Low
-------------                 ----        ---                 ----        ---

June 30, 1999                $0.11       $0.10               $0.12       $0.11
September 30, 1999            0.13        0.11                0.145       0.12
December 31, 1999             0.14        0.10                0.145       0.11
March 31, 2000                0.57        0.105               0.60        0.12

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 6


June 30, 1998                $0.1525     $0.105              $0.17       $0.12
September 30, 1998            0.15        0.10                0.165       0.11
December 31, 1998             0.15        0.09                0.155       0.105
March 31, 1999                0.13        0.10                0.15        0.11

     (b) At March 31, 2000, the number of holders of the Company's Common Stock was 2,540 (based upon the number of record holders).

     (c) The Company has not paid any dividends on the Common Stock since inception and does not expect to pay any dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operations

Results of Operations

     2000 Compared to 1999

     Net sales for the year ended March 31, 2000 again set a new record for product shipments in a twelve-month period. For the second consecutive year sales exceeded $10 million, finishing at $10,731,636, an increase of $286,519 over the prior year total.

     The increase in sales is attributable to the net effect of many factors, certain of which independently affected different applications for the Company's products. The residential water source heat pump market was adversely impacted by the elimination of utility company rebate incentives for geothermal heat pumps. New home construction in general suffered as mortgage interest rates climbed during the year in part as a response to rate increases by the Federal Reserve Board. Consequently, the growth experienced in this market during the early stages of fiscal year 2000 was significantly tempered during the second and third fiscal quarters, with a rebound over the balance of the fiscal year. Commercial applications for water source heat pumps followed a similar pattern although the variations between quarters were not as notable.

     The swimming pool heat pump market, marine applications, food service equipment applications and biomedical products all exhibited strong performances during the current year. New customers have been added in many of these areas, supplementing the existing sales base, fueling penetration in these important markets.

     Cost of sales increased from 74% of net sales in fiscal 1999 and 1998 to 76% of net sales for the current year. The average cost of copper and copper based alloys increased steadily during the year, together with mill fabrication charges for conversion of base materials into tubing used in heat exchangers. Direct and indirect labor costs have continued to rise reflecting the regional trend of smaller pools from which to draw additional employees. The Company has also added personnel in manufacturing support positions to identify process improvements and other cost reduction techniques.

     Selling, general and administrative expenses increased slightly but remained flat at 19% of net sales for both fiscal 1999 and 2000. Headcount in these areas also increased from staff additions to sales and engineering departments. Cost reductions in certain employee related expenses served to offset a portion of the increase in payroll costs.

     The decrease in interest expense from fiscal 1999 to fiscal 2000 was due to the capitalization of certain charges relating to the construction of an addition to the Company's manufacturing facility. Interest costs charged to operations are expected to increase in the coming year as the new production area has been completed and integrated into the manufacturing workflow.

     Other non-operating expenses were adversely impacted in fiscal 1999 by the sales of marketable equity securities liquidated to finance another equity investment. No sales of non-operating assets occurred in the current

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 7


year. Other comprehensive losses continued to be recorded on unrealized holding losses of remaining marketable equity securities held by the Company.

     Income before income taxes increased from $243,752 in the prior year to $274,593 in fiscal 2000. The reductions in operating income and other expense from fiscal 1999 resulted in a net improvement in pre-tax earnings. The provision for income taxes in the current year represents the recognition of a deferred liability for federal taxes. Timing differences of expense recognition for financial reporting and tax calculations require the Company to reflect the deferred expense in the current year. In fiscal 1999 these differences resulted in a net deferred tax asset, therefore no provision was required at year-end.

     The outlook for fiscal year 2001 is for continued sales growth in established markets, complimented by new product applications currently under development. Expectations are for profitability improvements to mirror the increase in sales, resulting in record levels for both net sales and pre-tax income.

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

     The 21% increase in sales over the prior year continues the trend begun towards the end of the 1997 fiscal year. Several factors are responsible for this growth including a return to more seasonal temperature patterns across the United States, increased demand from existing customers and the successful introduction of new applications for the Company's tubing product line.

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

     Selling, general and administrative expenses increased by $199,038 in fiscal 1999 compared to 1998. As a percentage of net sales, these expenses declined from 20.4% of 1998 sales to 18.7% of net sales in the current year. Staffing additions in customer service, engineering and related support functions accounted for most of the variance, together with compensation and fringe benefit cost increases for other employees. Additions to engineering and sales/marketing departments are planned for the next twelve-month period to further accommodate the Company's growth pattern.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 8


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

Liquidity and Capital Resources

     Working capital at March 31, 2000 was a negative $150,556 compared to $320,140 at March 31, 1999. During the current year, current assets decreased by $294,688 largely due to decreases in inventories and the reversal of a deferred tax asset into a long-term liability during fiscal 2000. Inventories decreased by approximately 8% from the prior year as the Company placed an emphasis in reducing raw material and work in process levels. Current liabilities increased by $176,008 consisting primarily of higher trade debt and additional borrowings under the bank line of credit and construction debt. These advances were used to finance the additional investments in operating assets and capital expenditures during the year.

     Cash used in investing activities increased from $323,589 in fiscal 1999 to $419,276 for the current year, primarily as a result of higher levels of capital additions in fiscal year 2000. As additional manufacturing space became available, production lines were reorganized and machinery and equipment added to better utilize the floor area.

     Cash used by financing activities totaled $312,962 in the current year compared to cash provided of $216,571 in the prior year. In fiscal 1999 the Company significantly increased drawdowns on both its revolving and equipment lines of credit to finance operating expenses and capital additions. Drawdowns on these lines were minimal in 2000 as construction activities were financed through term debt converted to a mortgage in March 2000, while principal payments on pre-existing term debt aggregated $332,588 during the year.

     Inflation and other cost increases have begun to play a more significant role in the Company's day to day operations as competitive pricing pressures have restricted the Company's ability to fully recover these added expenses. Improvements in manufacturing processes and procedures, have enabled the Company to offset a portion of the effects of inflation and continuing internal refinements are expected to generate further cost reductions during the coming year. Tightening of the labor markets for skilled and semi-skilled employees is expected to continue for the foreseeable future, although the impact on personnel related costs are unknown at this time. Further increases in interest rates charged by financial institutions will impact both the Company's cost of borrowing to fund future growth as well as the ability of its customers to sell products in markets sensitive to interest rate fluctuations.

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

     When used words such as "believes", "anticipates", "expects", "continue", "may", "plan", "predict", "should", "will", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 9


subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a)-(b) The executive officers and directors of the Company are:

                                                                           Officer or
Name                    Age    Position                                  Director Since
----                    ---    --------                                  --------------
John F. Ferraro         66     Chairman of the Board                         1979
                               Chief Executive Officer and Secretary

Robert A. Lerman        65     President and Director                        1979

Anthony C. Mirabella    58     Director                                      1985

Robert I. Lieberman     46     Treasurer and Chief Financial Officer         1986

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

     Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in Mathematics,
Adelphi College (1961), and Master of Science in Electrical Engineering, University of Connecticut (1964). In 1979, Mr. Lerman was elected Treasurer and a Director and in 1980 President of the predecessor to the Company. Since the Company's 1981 merger, Mr. Lerman has been President and a Director of the Company, and from 1981 through 1992 served as Treasurer. In 1988, Mr. Lerman, along with Mr. Ferraro, founded Pioneer Capital Corp., of which Mr. Lerman is Secretary, Treasurer and a Director, a privately held venture capital corporation. Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York. In 1993, Mr. Lerman, along with Mr. Ferraro, founded Pioneer Partners Corp. ("PPC"), of which Mr. Lerman is Treasurer and Managing Director; PPC is the general partner of Bridge Investors I Limited Partnership ("Bridge"), a partnership formed by Messrs. Lerman and Ferraro for the purpose of providing venture capital financing to other companies; Bridge distributed its assets and dissolved effective December 31, 1999. In 1997, Mr. Lerman became President and a Director of Pioneer Ventures Corp. ("PVC") and a manager of Ventures Management Partners LLC ("VMP"), the general partner of Pioneer Ventures Associates Limited Partnership ("PVALP"), a partnership formed for the purpose of providing venture capital financing to other companies. In 1998, Mr. Lerman became a director of

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 10


Initio, Inc., Tristar Corporation, and Energy Brands, Inc. See Item 12.

     John F. Ferraro holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962). In 1979, Mr. Ferraro was elected Secretary and a Director of the predecessor to the Company. Since the Company's 1981 merger, Mr. Ferraro has been Chairman of the Board and Chief Executive Officer of the Company. In 1988, Mr. Ferraro, along with Mr. Lerman, founded Pioneer Capital Corp. of which Mr. Ferraro is President and a Director. In 1993, Mr. Ferraro, along with Mr. Lerman, founded both Bridge and its general partner PPC, of which he is Treasurer, Secretary and a Director; Bridge distributed its assets and dissolved effective December 31, 1999. In 1997, Mr. Ferraro became Secretary and a Director of PVC and a manager of VMP, the general partner of PVALP. In 1998 Mr. Ferraro became a director of American Interactive Media, Inc.; in 1999 he became a director of America's Shopping Mall, Inc.; and in 1998 and reappointed in 2000 became a director of Fidelity First Financial Corp. See
Item 12.

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

Certain Rights to Proceeds

     Two of the Company's three directors, Messrs. Ferraro and Lerman, currently own 656,334 shares in which the Company has certain rights to the proceeds to be received upon the sale of such shares which they received pursuant to 1984 stock subscription agreements, as amended in 1988 and in 1994. Upon the sale of any of these shares, the selling director shall pay directly to the Company at the time of receipt of the net proceeds of such sale, an amount equal to (i) such net sales proceeds ($0.40 per share for Messrs. Ferraro and Lerman) less (ii) the purchase price paid by the subscriber for each share sold (approximately $0.21 per-share). The directors retain full voting and dispositive control over these shares. The Company has no other rights with respect to such shares.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 11


                           SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
                                                 Annual                ----------------------------------------
                                              Compensation                   Awards          Payouts    Other
                                      ---------------------------      ------------------    -------   --------
                                                                                                       Company
                         Fiscal                         Other          Stock       Options/   LTIP      401(k)
Name/Position             Year        Salary/Bonus   Compensation      Awards        SARS    Payouts   Contrib.
-------------             ----        ------------   ------------      ------        ----    -------   --------
John F. Ferraro (1)       2000         $170,760(2)      $3,210           $0          0 shs      $0       $518
Chairman of the Board,    1999         $173,151(2)      $4,125           $0          0 shs      $0       $499
Secretary & Director      1998         $149,029         $3,137           $0          0 shs      $0       $398

Robert A. Lerman(1)       2000         $176,852(2)      $4,125           $0          0 shs      $0     $1,096
President & Director      1999         $173,151(2)      $3,137           $0          0 shs      $0     $1,073
                          1998         $144,685         $3,450           $0          0 shs      $0       $776

Robert I. Lieberman(3)    2000         $130,509        $11,878           $0          0 shs      $0         $0
Treasurer and CFO &       1999         $129,801        $14,228           $0          0 shs      $0         $0
President of Turbotec     1998         $112,561        $15,330           $0          0 shs      $0         $0

----------

(1) Messrs. Ferraro and Lerman entered into five year employment contracts with the Company effective April 1, 1996. Each employment contract provides for a basic salary at an annual rate of $150,000 with an annual increase at April 1st of each year based on increases in the Consumer Price Index. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $1,500,000 of additional life insurance. During the fiscal year ended March 31, 2000, the Company paid $108,909 in net premiums on the two life insurance policies which provide that upon death or termination of each such insured's employment, the Company will be repaid by the insurer and/or the insured the lesser of the then existing cash surrender value of the policy or the aggregate net premiums paid by the Company. At March 31, 2000, the amount receivable for premiums paid on the policies was $1,477,257. In addition, each employment contract contains a provision providing that in the event of disability, the employee will receive disability payments of $100,000 per year for ten years (with proportional reductions in the event of partial disability); and $6,500 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for either the longer of the remainder of the unrenewed term or three years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of termination compensation which would otherwise be due.

(2) In 2000 and 1999 Messrs. Ferraro and Lerman each received cash bonuses of $12,500 and $17,500, respectively.

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

     (b) Remuneration - For the fiscal year ending March 31, 2001, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $490,000 to all officers as a group (three persons) of which Mr. Ferraro and Mr. Lerman will each be paid approximately $180,000, Mr. Lieberman will be paid approximately $130,000.

     (c) Stock Option Plans

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 12


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

     At June 2, 2000 no 1992 Plan ISOs were outstanding. No options under the 1992 Plan were granted in fiscal year ended March 31, 2000. The 1992 Plan will expire on December 31, 2001.

     (d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values - Options were exercised by certain executive officers of the Company during fiscal year ended March 31, 2000. See also Item 10(e) and Item 12. The following table reflects the aggregated option exercise values at year-end held by the executive officers.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                          Number of
                                                          Securities                 Value of
                                                          Underlying                 Unexercised
                                                          Unexercised                in-the-Money
                           Shares                         Options at                 Options at
                           Acquired                       FY-End                     FY-End ($)
Name of                    on               Value         Exercisable ("E")          Exercisable ("E")
Officer or Director        Exercise         Realized      Unexercisable ("U")        Unexercisable ("U")
-------------------        --------         --------      -------------------        -------------------
John F. Ferraro                  0               $0          1,948,182  E                $287,356  E
Robert A. Lerman                 0               $0          1,948,182  E                $287,356  E
Anthony C. Mirabella        50,000           $7,375              6,704  E                    $989  E
Robert I. Lieberman              0               $0            170,114  E                 $25,092  E

     (e) 1995 Stock Options - On May 15, 1995, the Company's Board of Directors approved the adoption of the 1995 Stock Options ("1995 Options") and subsequently granted such stock options to purchase 4,920,000 shares of the Company's Common Stock. The purchase price for the exercise of the options equaled the fair market value ("FMV") on the effective date of the option, May 19, 1995. A total of 590,000 options were reassigned in August, 1999 and granted to members of the management team pro rata in accordance with their terms. The expiration date of the options is September 30, 2002. See also Item 10(d) and
Item 12.

     The compensation values of the stock incentives received by the named executive officers and directors of the Company during the last three fiscal years are reflected in the Summary Compensation Table at the column labeled "Restricted Stock Awards" at Item 10(a) hereof.

     (f) Option Grants in Last Fiscal Year. No options were granted in the last fiscal year. However, 590,000 of the 1995 Options were reassigned in August, 1999 as follows: 268,182 to Mr. Lerman, 268,182 Mr. Ferraro, 20,114 to Mr. Lieberman, 6,704 to Mr. Mirabella, and 26,818 to two other individuals.

     (g) Directors' Fees - During the fiscal year ended March 31, 2000, directors' fees of $4,000 were paid to the Company's one director who is not an officer or employee. It is anticipated that such director will be paid an aggregate of approximately $6,000 in directors' fees in the fiscal year ending March 31, 2001.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 13


     (h) Employee Retirement Savings Plan - Effective April 1, 1991, the Company adopted the Thermodynetics, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan"). The 401(k) Plan allows full-time employees of the Company to defer two to fifteen percent of their earnings on a pre-tax basis through salary reduction contributions to the 401(k) Plan. The Company may in its discretion make matching contributions in the form of the Company's common stock equal to a percentage of the employees' aggregate contributions. The Company has determined its matching contributions to the 401(k) Plan for the plan year ending December 31, 2000 will equal a maximum of 200,000 shares of the Company's common stock, provided that the value of such grant does not exceed $35,000. See Note 15 of Notes to Consolidated Financial Statements.

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

     The compensation value of the 401(k) participation received by the below listed officers and directors is reflected in the Summary Compensation Table at the column labeled "Company 401(k) Contribution" at Item 10(a) hereof. The following table sets forth the number of shares of Common Stock contributed to the below referenced persons or groups of persons during the 401(k) Plan year ended December 31, 1999, Column (1), and for all years from inception of the Plan through Plan year ended December 31, 1999, Column (2).

                                              Shares Contributed by the Company
                                             and Held in Trust Under 401(k) Plan
Name                                         -----------------------------------
Officers and Directors                         Column (1)           Column (2)
----------------------                         ----------           ----------
                                                                    (Aggregate)
John F. Ferraro(a)                                9,425                51,300
Robert A. Lerman(a)                              19,929                79,397
Robert I. Lieberman                                 -0-                16,939
Anthony C. Mirabella(a)                             -0-                   -0-

All officers and directors as a group(a)         29,354               147,636
  (4 persons)

Total Matching Contribution                     200,000               934,803
to all employees
(35 persons)

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

     (j) Other Plans and Employment Contracts - The Company does not have any other pension or

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 14


similar plan. See Item 10(a) footnotes (1) and (3) herein as to the Company's employment contracts with Messrs. Ferraro, Lerman and Lieberman which provide for the terms of their compensation and disability and termination payment provisions.

     (k) Recent Sales of Unregistered Securities - The Company has not made any recent sales of any unregistered securities within the past three years, except that: (a) a total of 640,000 shares of common stock were sold on January 12, 1999 to two officers/directors of the Company, and 50,000 shares of common stock were sold on July 5, 1999 to one director of the Company, through the exercise of a portion of their respective stock options. The options have an exercise price of $0.055 per share, and thus the aggregate purchase price was $37,950. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 which was claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act; (b) a total of 590,000 options were reassigned in August, 1999 to members of the management team pro rata in accordance with their terms. The expiration date of the options is September 30, 2002, (c) a total of 125,000 shares of common stock were issued from shares of treasury stock on October 1, 1999 as stock bonus awards. The shares were valued at $0.04 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 which was claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. See also Item 10(d) and Item 12.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of May 24, 2000, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director and by all officers and directors of the Company as a group. The shares underlying the ISOs held by two officers/directors and one officer which are presently exercisable are deemed beneficially owned.


Name and Address(1)                     Amount and Nature             Percent of
of Beneficial Owner                  of Beneficial Ownership         Class Owned
-------------------                  -----------------------         -----------

Directors and Officers
----------------------
John F. Ferraro                        4,057,462 shs (2)(6)             25.8%
Robert A. Lerman                       4,341,539 shs (2)(7)             27.6%
Anthony C. Mirabella                     241,791 shs (3)                 1.8%
Robert I. Lieberman                      272,853 shs (4)                 2.0%

All officers and                       8,913,645 shs (5)                49.9%
directors as a group
(four persons)

Other 5% Shareholders
---------------------
    None

----------

(1) The address of all officers and directors is c/o the Company, 651 Day Hill Road, Windsor, CT 06095.

(2) Includes options exercisable to acquire 1,948,182 shares; includes 51,300 shares held for Mr. Ferraro and 79,397 shares held for Mr. Lerman in trust under the Company's 401(k) Plan, respectively; includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro, respectively; excludes the aggregate 934,803 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees; includes one-half of 166,121 shares held by a corporation which is owned 50% by Mr. Lerman and 50% by Mr. Ferraro.

(3)  Includes  options  exercisable  to  acquire  6,704  shares.   Excludes  the
     aggregate 934,803 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 15


(4) Includes options exercisable to acquire 170,114 shares; includes 16,939 shares held in trust under the Company's 401(k) Plan.

(5) Includes options exercisable to acquire 4,073,182 shares; includes an aggregate 147,636 shares held in trust under the Company's 401(k) Plan for each respective officer's account; excludes the aggregate 934,803 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees. Includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro. Includes 166,121 shares held by a corporation which is owned by Messrs. Lerman and Ferraro.

(6) The aggregate holdings of Company stock now owned by the John F. Ferraro Defined Benefit Pension Plan and Trust established in 1984 equals 1,370,000 shares; Mr. Ferraro, as Trustee of that pension plan, has full voting authority over that such shares which have been included Mr. Ferraro's aggregate beneficial ownership calculation.

(7) The aggregate holdings of Company stock now owned by the Robert A. Lerman Money Purchase Plan and Trust established in 1988 equals 1,291,880 shares; Mr. Lerman, as Trustee of that pension plan, has full voting authority over such shares which have been included in Mr. Lerman's aggregate beneficial ownership calculation.

Item 12.  Certain Relationships and Related Transactions

     (a)-(b) Transactions with Management and Others and Certain Business Relationships - During the last two (2) fiscal years, the Company has not been engaged in transaction(s) with any officers, directors, beneficial holders of more than 5% of its outstanding voting securities and entities with which they were affiliated, except as presented below. None of the officers and directors of the Company are currently engaged in businesses competitive to the business of the Company. The Company's transactions with these individuals and entities in the fiscal year most recently ended are described below.

     With Directors and Officers, and Related Persons. A total of 590,000 of the 1995 stock options were reassigned to the management team pro rata in accordance with their terms. See "1995 Stock Options" and "Option Grants in Last Fiscal Year."

     In August 1998, the Company invested $100,000 in a Belgian pharmaceutical company. In October 1998 the Company declined to increase its investment. In December, 1998 two of the Company's directors, Messrs. Lerman and Mirabella, along with Brenda Ferraro, the wife of one of the directors, and along with Kenneth B. Lerman, an attorney who provides legal services to the Company and is the son of one of the directors, each participated in a further investment on an individual basis; such persons invested on terms less favorable than that of the Company.

     (c) Reports on Form 8-K - The Company has not filed any reports on Form 8-K with respect to or during the year ended March 31, 2000.

     (d) Indebtedness of Management - At March 31, 2000, no member of management was indebted to the Company in excess of $60,000.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Financial Statements

          Independent Auditors' Report.

          Consolidated Balance Sheets - March 31, 2000 and March 31, 1999.

          Consolidated Statements of Income and Comprehensive Income (Loss) - For The Years Ended March 31, 2000, 1999 and 1998.

          Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2000, 1999 and 1998.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 16


          Consolidated Statements of Cash Flows - For The Years Ended March 31, 2000, 1999 and 1998.

          Notes to Consolidated Financial Statements

     (b)  Exhibits

          (3)(a)(i)     Certificate of Incorporation, as amended.(a)

          (3)(a)(ii)    February   9,   1987   Amendment   to   Certificate   of
                        Incorporation.(b)

          (3)(b)        By-Laws.(c)

          (4)(i)        Form of Common Stock certificate.(d)

          (10)(i) July 23, 1999 Secured Construction to Permanent Note in the original principal amount of $1,750,000.

          (10)(ii)      July 23, 1999 Construction Loan Agreement.

          (11)(i)       Calculations   of  Earnings  Per  Common   Share.   This
                        information   is   presented   in  Footnote  10  to  the
                        Consolidated Financial Statements.

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

     (a)  Exhibit 3.1 to Registration Statement on Form S-1 (File No. 2-71500)

     (b) Exhibit 3(a)(ii) to Annual Report on Form 10-K for fiscal year ended 1988 (File No. 0-10707)

     (c)  Exhibit 3.2 to Registration Statement on Form S-1 (File No. 2-71500)

     (d)  Exhibit 4.1 to Registration Statement on Form S-1 (File No. 2-71500)

================================================================================


                              THERMODYNETICS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2000 AND 1999



                                  TOGETHER WITH

                          INDEPENDENT AUDITORS' REPORT


================================================================================

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                  1

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets                                                2

   Consolidated Statements of Income and Comprehensive Income (Loss)          3

   Consolidated Statements of Stockholders' Equity                            4

   Consolidated Statements of Cash Flows                                      5

   Notes to Consolidated Financial Statements                                 6

                        DiSANTO BERTOLINE & COMPANY, P.C.
                         628 Hebron Avenue, Building #3
                         Glastonbury, Connecticut 06033


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Thermodynetics, Inc.

We have audited the consolidated balance sheets of Thermodynetics, Inc. and subsidiaries (Company) as of March 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income (loss), stockholders' equity, and cash flows for the years ended March 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.


/s/ DiSanto Bertoline & Company, P.C.

Glastonbury, Connecticut
May 19, 2000

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2000 AND 1999


                                                                           2000              1999
                                                                       ------------      ------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                 $      2,814      $      1,658
  Accounts receivable, net of allowance for doubtful
    accounts of $20,000 and $11,000 in 2000 and 1999, respectively        1,226,817         1,259,524
  Inventories                                                             1,802,535         1,957,097
  Prepaid expenses and other current assets                                 259,079           267,654
  Deferred income taxes                                                        --             100,000
                                                                       ------------      ------------
      Total current assets                                                3,291,245         3,585,933

PROPERTY, PLANT AND EQUIPMENT, net                                        5,833,988         4,586,199

MARKETABLE EQUITY SECURITIES                                                 62,456           185,000

OTHER ASSETS                                                              1,814,528         1,585,319
                                                                       ------------      ------------
                                                                       $ 11,002,217      $  9,942,451
                                                                       ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Demand note payable and current maturities of long-term debt         $  1,877,733      $  1,854,552
  Accounts payable                                                        1,466,680         1,249,110
  Accrued expenses and taxes                                                 97,388           162,131
                                                                       ------------      ------------
      Total current liabilities                                           3,441,801         3,265,793

LONG-TERM LIABILITIES
  Long-term debt, less current maturities included above                  3,013,700         2,194,241
  Deferred income taxes                                                      95,000              --
                                                                       ------------      ------------
                                                                          3,108,700         2,194,241

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share; authorized 25,000,000
    shares                                                                  135,800           133,050
  Additional paid-in capital                                              5,298,398         5,444,855
  Deficit                                                                  (436,374)         (515,967)
  Accumulated other comprehensive income (loss)                            (381,544)         (259,000)
                                                                       ------------      ------------
                                                                          4,616,280         4,802,938
  Less: treasury stock, at cost                                             164,564           320,521
                                                                       ------------      ------------
                                                                          4,451,716         4,482,417
                                                                       ------------      ------------
                                                                       $ 11,002,217      $  9,942,451
                                                                       ============      ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                                                   2000              1999              1998
                                                               ------------      ------------      ------------
NET SALES                                                      $ 10,731,636      $ 10,445,117      $  8,601,629

COST OF SALES                                                     8,160,301         7,761,648         6,371,482
                                                               ------------      ------------      ------------

      Gross profit                                                2,571,335         2,683,469         2,230,147

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                        1,986,224         1,957,511         1,758,473
                                                               ------------      ------------      ------------

      Income from operations                                        585,111           725,958           471,674

OTHER INCOME (EXPENSE)
  Other, net                                                         44,087           (93,795)            9,608
  Interest expense                                                 (354,605)         (388,411)         (368,532)
                                                               ------------      ------------      ------------
                                                                   (310,518)         (482,206)         (358,924)
                                                               ------------      ------------      ------------
      Income before provision for (benefit from)
        income taxes                                                274,593           243,752           112,750

PROVISION FOR (BENEFIT FROM) INCOME TAXES                           195,000              --            (100,000)
                                                               ------------      ------------      ------------

      Net income                                                     79,593           243,752           212,750

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
  Unrealized holding gains (losses) arising during period          (122,544)         (167,470)             --
  Add:  reclassification adjustment for losses included in
    net income                                                         --             104,470              --
                                                               ------------      ------------      ------------
      Other comprehensive income (loss), net of tax                (122,544)          (63,000)             --
                                                               ------------      ------------      ------------

      Comprehensive income (loss)                              $    (42,951)     $    180,752      $    212,750
                                                               ============      ============      ============

EARNINGS PER COMMON SHARE                                      $       0.01      $       0.02      $       0.02
                                                               ============      ============      ============

EARNINGS PER COMMON SHARE - ASSUMING DILUTION                  $       0.01      $       0.02      $       0.01
                                                               ============      ============      ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                         Common Stock                               Treasury Stock
                                  -------------------------                    ------------------------
                                                               Additional
                                    Number of                   Paid-in        Number of
                                     Shares        Amount       Capital         Shares         Amount
                                  -----------   -----------   -----------    -----------    -----------

Balance, March 31, 1997            12,476,057   $   124,761   $ 5,404,037        256,898    $  (320,521)

Issuance of stock pursuant to
  401(k) plan                          93,589           935         7,487           --             --
Comprehensive income                     --            --            --             --             --
                                  -----------   -----------   -----------    -----------    -----------

Balance, March 31, 1998            12,569,646       125,696     5,411,524        256,898       (320,521)

Issuance of stock pursuant to
  401(k) plan                          95,362           954         4,531           --             --
Issuance of stock pursuant to
  incentive plan                      640,000         6,400        28,800           --             --
Comprehensive income                     --            --            --             --             --
                                  -----------   -----------   -----------    -----------    -----------

Balance, March 31, 1999            13,305,008       133,050     5,444,855        256,898       (320,521)

Issuance of stock pursuant to
  401(k) plan                         100,000         1,000         3,500           --             --
Issuance of stock pursuant to
  incentive plan                       50,000           500         2,250           --             --
Cancellation of treasury shares          --            --        (155,957)      (125,000)       155,957
Issuance of stock                     125,000         1,250         3,750           --             --
Comprehensive income                     --            --            --             --             --
                                  -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2000            13,580,008   $   135,800   $ 5,298,398        131,898    $  (164,564)
                                  ===========   ===========   ===========    ===========    ===========


                                                  Accumulated
                                                     Other
                                                 Comprehensive
                                      Deficit     Income (Loss)      Total
                                    -----------    -----------    -----------

Balance, March 31, 1997             $  (972,469)   $  (196,000)   $ 4,039,808

Issuance of stock pursuant to
  401(k) plan                              --             --            8,422
Comprehensive income                    212,750           --          212,750
                                    -----------    -----------    -----------

Balance, March 31, 1998                (759,719)      (196,000)     4,260,980

Issuance of stock pursuant to
  401(k) plan                              --             --            5,485
Issuance of stock pursuant to
  incentive plan                           --             --           35,200
Comprehensive income                    243,752        (63,000)       180,752
                                    -----------    -----------    -----------

Balance, March 31, 1999                (515,967)      (259,000)     4,482,417

Issuance of stock pursuant to
  401(k) plan                              --             --            4,500
Issuance of stock pursuant to
  incentive plan                           --             --            2,750
Cancellation of treasury shares            --             --             --
Issuance of stock                          --             --            5,000
Comprehensive income                     79,593       (122,544)       (42,951)
                                    -----------    -----------    -----------

Balance, March 31, 2000             $  (436,374)   $  (381,544)   $ 4,451,716
                                    ===========    ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998


                                                                    2000           1999           1998
                                                                  ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                      $  79,593      $ 243,752      $ 212,750
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                 334,839        337,122        334,858
      Deferred tax provision (benefit)                              195,000           --         (100,000)
      Realized losses on marketable
        equity securities                                              --          104,470           --
      Changes in operating assets and liabilities:
        Increase in accounts payable                                217,570        336,675        153,521
        Decrease (increase) in inventories                          154,562       (508,677)      (217,854)
        Decrease (increase) in accounts receivable                   32,707       (220,446)       188,077
        Decrease (increase) in prepaid expenses and
          other current assets                                        8,575        (27,091)       (79,804)
        (Decrease) increase in accrued expenses and taxes           (60,243)        46,785          8,799
        Increase in other assets                                   (229,209)      (205,937)      (214,249)
                                                                  ---------      ---------      ---------
          Net cash provided by operating activities                 733,394        106,653        286,098
                                                                  ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable equity securities                   --           39,530           --
  Purchase of investment                                               --         (100,000)          --
  Purchases of property, plant and equipment                       (419,276)      (263,119)      (347,834)
                                                                  ---------      ---------      ---------
          Net cash used in investing activities                    (419,276)      (323,589)      (347,834)
                                                                  ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable and long-term debt                     11,876        472,614        460,949
  Proceeds from issuance of stock                                     7,750         35,200           --
  Principal payments on debt obligations                           (332,588)      (291,243)      (399,740)
                                                                  ---------      ---------      ---------
          Net cash (used in) provided by financing activities      (312,962)       216,571         61,209
                                                                  ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                                       1,156           (365)          (527)

CASH, beginning of year                                               1,658          2,023          2,550
                                                                  ---------      ---------      ---------
CASH, end of year                                                 $   2,814      $   1,658      $   2,023
                                                                  =========      =========      =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000, 1999 AND 1998


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

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, or, in the case of leasehold improvements and leased property under capital lease, over the remaining term of the related lease or estimated useful life of the related asset, whichever is shorter. Expenditures which substantially increase the useful lives of the related assets are capitalized. Maintenance, repairs and minor renewals on property, plant and equipment are charged to operations as incurred

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     INTANGIBLE ASSETS

     Patent costs are capitalized and amortized on a straight-line basis over 17 years. Other intangibles are amortized on a straight-line basis over their estimated useful lives.

     CASH EQUIVALENTS

     The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2000 and 1999.

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

     STOCK OPTIONS

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25. If the intrinsic value approach for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the fair value measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's consolidated financial position or results of operations.

     EARNINGS PER COMMON SHARE

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It replaced the presentation of primary EPS with a presentation of basic EPS. All prior period EPS data presented has been restated to conform with the provisions of this Statement.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (i.e. revenues, expenses, gains, and losses) in a full set of financial statements. All prior year consolidated financial statements have been reclassified to conform to the requirements of this Statement.

NOTE 2 - FINANCIAL INSTRUMENTS

     CONCENTRATIONS OF CREDIT RISK

     The Company's  financial  instruments that are exposed to concentrations of
     credit  risk  consist  primarily  of  cash,  trade  accounts   receivables,
     marketable equity securities and other assets:

     o Cash - The Company maintains cash balances which, at times, may exceed federal depository insurance limits. However, at March 31, 2000 and 1999, all cash balances were fully insured.

     o Trade accounts receivable - The Company's customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide; principal applications involve the control of heat transfer. Total sales to individual customers which exceeded ten percent of net sales during each of the years ended March 31, 2000, 1999 and 1998 aggregated 54% (4 customers), 47% (3 customers) and 56% (3 customers), respectively. The Company performs on-going credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and realized losses have been within management's expectations.

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


NOTE 2 - FINANCIAL INSTRUMENTS (Continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards (SFAS) No. 107, "Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     The carrying amounts of the Company's financial instruments approximate their fair value as outlined below:

     o Cash, trade receivables, trade payables - The carrying amounts approximate their fair value because of the short maturity of those instruments.

     o Marketable equity securities - Marketable equity securities are carried at fair value which is determined using quoted stock market prices.

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

     The Company's financial instruments are held for other than trading purposes.

NOTE 3 - INVENTORIES

     The major classes of inventories consist of the following as of March 31:

                                             2000              1999
                                          ----------        ----------

          Raw materials                   $1,041,791        $1,085,891
          Work-in-process                    281,653           318,750
          Finished goods                     479,091           552,456
                                          ----------        ----------
                                          $1,802,535        $1,957,097
                                          ==========        ==========

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following as of March 31:

                                                 2000            1999
                                             -----------     -----------

          Land                               $   204,484     $   204,484
          Buildings                            4,867,833       3,676,096
          Machinery and equipment              4,258,741       4,020,040
          Furniture and fixtures                 749,899         740,713
          Improvements                           792,991         713,524
                                             -----------     -----------
                                              10,873,948       9,354,857
          Less: accumulated depreciation       5,039,960       4,768,658
                                             -----------     -----------
                                             $ 5,833,988     $ 4,586,199
                                             ===========     ===========

     Depreciation expense totaled $322,899, $325,182 and $318,586 for the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE 5 - MARKETABLE EQUITY SECURITIES

     The cost and market values of marketable equity securities (common stocks) as well as the gross unrealized gains and losses are as follows:

                                                    March 31,
                    ----------------------------------------------------------------------------
                                     2000                                   1999
                    -----------------------------------     ------------------------------------
                                    Gross                                  Gross
                                 Unrealized      Market                  Unrealized      Market
                      Cost       Gain (Loss)     Value        Cost       Gain (Loss)      Value
                    --------     ----------     -------     --------     ----------     --------
Noncurrent
Common
  stock             $444,000     $(381,544)     $62,456     $444,000     $(259,000)     $185,000
                    ========     =========      =======     ========     =========      ========

     The Company owns 37,000 shares of common stock of a developer of renewable energy projects which has been classified as noncurrent marketable equity securities. As of March 31, 2000 and 1999, accumulated other comprehensive loss totaling $381,544 and $259,000, respectively, has been included in stockholders' equity to reflect the excess of the cost basis over market value.

     Realized losses on marketable equity securities of $-0-, $104,470 and $-0-are included in other income (expense), net for the years ended March 31, 2000, 1999 and 1998, respectively, in the accompanying consolidated statements of income and comprehensive income (loss).

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


NOTE 6 - OTHER ASSETS

     Other assets consist of the following as of March 31:

                                                                 2000         1999
                                                              ----------   ----------

     Land contiguous to principal facility                    $  119,666   $  118,109
     Intangible assets, net of accumulated amortization of
       $391,628 and $379,688 in 2000 and 1999, respectively      103,743      115,683
     Officers' life insurance premiums receivable, net         1,477,257    1,243,234
     Investment                                                  100,000      100,000
     Other                                                        13,862        8,293
                                                              ----------   ----------
                                                              $1,814,528   $1,585,319
                                                              ==========   ==========

     Amortization expense totaled $11,940, $11,940 and $16,272 for the years ended March 31, 2000, 1999 and 1998, respectively.

NOTE 7 - DEMAND NOTE PAYABLE

     The Company has a demand note agreement which provides for borrowings, based on a collateral formula, up to a maximum of $2,100,000. Interest is payable monthly on amounts outstanding at the bank's base lending rate plus 1.0% (10% at March 31, 2000). Borrowings outstanding at March 31, 2000 and 1999 totaled $1,525,319 and $1,513,443, respectively.

     The demand note and term notes payable (see Note 8) are  collateralized  by
     substantially   all  assets  of  the  Company,   excluding   the  Company's
     multi-purpose building.

NOTE 8 - LONG-TERM DEBT

     Long-term debt consists of the following as of March 31:

                                                         2000         1999
                                                      ----------   ----------

     Mortgage note payable - principal facility       $1,720,833   $  758,328
     Mortgage note payable - multi-purpose building    1,020,471    1,044,353
     Term notes payable                                  624,810      684,082
     Other notes payable                                    --         48,587
                                                      ----------   ----------
                                                       3,366,114    2,535,350
     Less:  current maturities                           352,414      341,109
                                                      ----------   ----------
                                                      $3,013,700   $2,194,241
                                                      ==========   ==========

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


NOTE 8 - LONG-TERM DEBT (Continued)

     On July 23, 1999, the Company obtained a secured term note from a bank, the proceeds from which replaced a mortgage note payable on the Company's principal facility and the remainder was used as payment against the Company's demand note payable. The $1,750,000 note requires monthly principal installments of $7,292 (except the last installment which shall be the unpaid balance) plus interest at the bank's lending rate plus 1% (10% at March 31, 2000), maturing on December 1, 2004. The note is secured by substantially all of the assets of the Company.

     The Company has various secured term notes from a bank which require total monthly principal installments of $24,704 plus interest at the bank's lending rate plus 1% (10% at March 31, 2000), maturing through fiscal 2007. The notes are secured by substantially all assets of the Company.

     On June 25, 1996, the Company refinanced the mortgage on its multi-purpose building by obtaining a 10 year, $1,100,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 11) and a second mortgage on the Company's principal facility. The note is payable in monthly installments of principal and interest of $10,510. The note has a fixed interest rate of 9.72% through August, 2001, at which time the interest rate will be adjusted as defined in the note. In addition, the Company must comply with certain financial and non-financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the loan's maturity date.

     Maturities of long-term debt for each of the years succeeding March 31, 2000 are as follows:

          Year ending March 31,
            2001                                                 $  352,414
            2002                                                    329,180
            2003                                                    250,293
            2004                                                    166,108
            2005                                                    129,674
            2006 and thereafter                                   2,138,445
                                                                 ----------
                                                                 $3,366,114
                                                                 ==========

NOTE 9 - STOCKHOLDERS' EQUITY

     STOCK OPTIONS

     In February 1990,  the  stockholders  approved the Company's  Non-Qualified
     Stock Incentive Plan (the 1990 Plan) reserving 750,000 shares of the Company's common stock for issuance pursuant to options, stock appreciation rights (SAR) or stock awards which may be granted under the 1990 Plan. Participation in the 1990 Plan and the type and amount of the award or grant to be made to each participant are determined by the Board of Directors. Through March 31, 1999, no options or SARs had been granted under the 1990 Plan. The 1990 Plan expired on January 1, 1999.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


NOTE 9 - STOCKHOLDERS' EQUITY (Continued)

     STOCK OPTIONS (Continued)

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

     In May, 1995, the Board of Directors granted options to employees and directors which provide the opportunity to purchase a total of 4,920,000 shares of common stock at an exercise price of $.055 per share (market price at the date of issuance). All employees and directors were fully vested at the time of issuance and the options expire on September 30, 2002. Through March 31, 2000, 700,000 shares have been issued as a result of the exercise of options, resulting in a charge to operations of $-0- for the years ended March 31, 2000, 1999, and 1998, respectively.

     A summary of the status of the Company's three stock option plans as of March 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                     2000                    1999                          1998
                             -------------------      -------------------       --------------------------
                             Outstanding   Price      Outstanding   Price       Outstanding      Price
                             -----------   -----      -----------   -----       -----------   ------------
Outstanding at beginning
  of year                     4,270,000    $.055       4,910,000    $.055        5,322,500    $.055 to .39
Granted                          80,000    $.055            --      $  --             --      $     --
Excercised                      (50,000)   $.055        (640,000)   $.055             --      $     --
Canceled                           --      $  --            --      $  --         (412,500)   $.39  to .53
                              ---------                ---------                 ---------
Outstanding at end of year    4,300,000    $.055       4,270,000    $.055        4,910,000    $.055
                              =========                =========                 =========

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

                                                    Year Ended March 31,
                          -------------------------------------------------------------------------
                                    2000                     1999                     1998
                          ----------------------   ----------------------    ----------------------
                          As Reported  Pro Forma   As Reported  Pro Forma    As Reported  Pro Forma
                          -----------  ---------   -----------  ---------    -----------  ---------
Income:
  Net income                $79,593     $78,473      $243,752    $243,752      $212,750    $212,750
                            =======     =======      ========    ========      ========    ========
  Income per common share      $.01        $.01          $.02        $.02          $.02        $.02
                            =======     =======      ========    ========      ========    ========

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


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
          Expected life of options                               76 months

NOTE 10 - EARNINGS PER COMMON SHARE

     A reconciliation of the numerators and denominators of the basic and diluted Earnings Per Common Share (EPS) computations for the years ended March 31, 2000, 1999 and 1998 is as follows:

                                                2000                              1999                             1998
                                   -----------------------------     -----------------------------     -----------------------------
                                      Income           Shares           Income          Shares           Income           Shares
                                   (Numerator)     (Denominator)     (Numerator)     (Denominator)     (Numerator)     (Denominator)
                                   -----------     -------------     -----------     -------------     -----------     -------------
Net income                         $    79,593                       $   243,752                       $   212,750
                                   -----------                       -----------                       -----------
Basic EPS
 Income available to common
  stockholders                          79,593       13,526,734          243,752       12,789,127          212,750       12,550,159

Effect of Dilutive Securities
  Stock options                           --          2,711,324             --          2,714,192             --          3,131,014
                                   -----------      -----------      -----------      -----------      -----------      -----------
Diluted EPS
Income available to common
  stockholders  including
  assumed  conversions             $    79,593       16,238,058      $   243,752       15,503,319      $   212,750       15,681,173
                                   ===========      ===========      ===========      ===========      ===========      ===========

NOTE 11 - RENTAL OF MULTI-PURPOSE BUILDING

     The Company leases a portion of its multi-purpose building (see Note 8) to an unrelated tenant under an agreement which expires July 31, 2000. Rental income aggregated $51,750 $49,833 and $45,042 for the years ended March 31, 2000, 1999 and 1998, respectively, and is included in other income (expense), net in the accompanying consolidated statements of income and comprehensive income (loss).

NOTE 12 - RESEARCH AND DEVELOPMENT COSTS

     Research   and   development   costs   charged  to  selling,   general  and
     administrative expenses amounted to $104,438, $116,783 and $120,115 for the years ended March 31, 2000, 1999 and 1998, respectively.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


NOTE 13 - ADVERTISING

     The Company expenses the production costs of advertising when the costs are incurred. Advertising expense charged to selling, general and administrative expenses totaled $28,101, $29,603 and $35,189 for the years ended March 31, 2000, 1999, and 1998, respectively.

NOTE 14 - INCOME TAXES

     The provision for (benefit from) income taxes consists of the following:

                                  2000            1999           1998
                               ----------      ----------      ---------
          Current
            Federal            $     --        $     --        $    --
            State                    --              --             --
                               ----------      ----------      ---------
          Deferred                195,000            --         (100,000)
                               ----------      ----------      ---------
                               $  195,000      $     --        $(100,000)
                               ==========      ==========      =========

     The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company's AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. For 2000, 1999 and 1998, the Company had no liability for state taxes based upon income. State taxes accrued were based on net worth and, accordingly, included in selling, general and administrative expenses.

     The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes for fiscal years 2000, 1999 and 1998. The principal reasons for this difference are listed in the following table:

                                                2000       1999       1998
                                                ----       ----       ----
          Statutory federal income tax            34%        34%        34%
          Insurance                              (28)       (10)       (28)
          Amortization and other                   3          1         14
          Utilization of net operating loss
            carryforwards                         98        (16)       (80)
          Change in valuation allowance          (36)        (9)       (29)
                                                 ---        ---        ---
                                                  71%       - %        (89)%
                                                 ===        ===        ===

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


NOTE 14 - INCOME TAXES (Continued)

     The significant components of the deferred tax provision are as follows:

                                      2000         1999         1998
                                    ---------    ---------    ---------

     Net operating loss - federal   $ 223,000    $  48,000    $(122,000)
     Property and equipment, net       10,000       24,000       17,000
     Other                               --          4,000        1,000
     Uniform capitalization            15,000       (2,000)       3,000
     Net operating loss - state        47,000      (29,000)      33,000
     Valuation allowance             (100,000)     (45,000)     (32,000)
                                    ---------    ---------    ---------
                                    $ 195,000    $    --      $(100,000)
                                    =========    =========    =========

     The components of the net deferred tax accounts as of March 31, 2000 and 1999 are as follows:

                                                2000           1999
                                             -----------    -----------
     Deferred tax assets:
       Net operating loss - federal          $   694,000    $   917,000
       Investment tax credits                    144,000        144,000
       Net operating loss - state                   --           47,000
       Uniform capitalization                     21,000         36,000
       Other                                      18,000         18,000
       Valuation allowance                          --         (100,000)
                                             -----------    -----------
         Total deferred tax asset                877,000      1,062,000

     Deferred tax liabilities:
       Property and equipment, net              (972,000)      (962,000)
                                             -----------    -----------
         Total deferred tax liability           (972,000)      (962,000)
                                             -----------    -----------

        Net deferred tax asset (liability)   $   (95,000)   $   100,000
                                             ===========    ===========

     The Company has $1,750,000 of net operating losses for federal income tax reporting purposes available for carryforward which expire in years ending March 31, 2000 through 2010. Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, inventory capitalization adjustments recorded for tax reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Unused tax credit carryovers totaled approximately $144,000 as of March 31, 2000 and expire in years ending March 31, 2001 and 2002.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


NOTE 14 - INCOME TAXES (Continued)

     The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized. In fiscal 2000, the Company reduced the valuation allowance applied against the net operating loss carryforwards by approximately $100,000 based upon reasonable and prudent tax planning strategies and future income projections.

NOTE 15 - 401(k) PLAN

     The Company has a defined contribution 401(k) plan which covers all participating employees who are over the age of 21 years and have at least one year of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Matching contributions are made, in the form of Company common stock, subsequent to the close of the Company's fiscal year. Contributions for the years ended March 31, 2000, 1999 and 1998 totaled $11,000, $4,500 and $5,485, respectively.

NOTE 16 - EMPLOYMENT CONTRACTS

     The Company has employment agreements with two of its employees which expire on March 31, 2001. After that date, the employment relationships will continue from year to year unless either party provides the other with written notice of intent not to renew. These agreements provide for combined annual base salaries of $205,000 for the fiscal year ended March 31, 1998, $215,000 for the fiscal years ended March 31, 1999 and 2000 and the fiscal year ending March 31, 2001. The employees may also earn a discretionary bonus based on performance targets established by the Board of Directors.

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          MARCH 31, 2000, 1999 AND 1998


NOTE 17 - CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

     A summary of cash paid for interest and income taxes and a summary of the Company's noncash investing and financing activities for the years ended March 31, 2000, 1999 and 1998 is as follows:

                                                              Year Ended March 31,
                                                   -----------------------------------------
                                                       2000           1999           1998
                                                   -----------    -----------    -----------
     CASH PAID
     Interest                                      $   354,605    $   388,411    $   368,532
     Income taxes                                         --             --             --

     NON-CASH INVESTING AND FINANCING ACTIVITIES
     Long-term debt incurred to acquire
       property, plant and equipment               $ 1,163,352    $   147,764    $      --

     Investment purchased on margin                       --          100,000           --

     Issuance of stock pursuant to 401(k) plan           4,500          5,485          8,422

     Unrealized holding gain (loss) on long-term
       investment                                     (122,544)       (63,000)          --

     Consolidation of long-term debt                      --             --        1,335,000

NOTE 18 - OTHER COMPREHENSIVE INCOME

     Other comprehensive income is reflected net of a provision for income taxes totaling $-0- for each of the years ended March 31, 2000, 1999 and 1998.

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

(Registrant)
THERMODYNETICS, INC.



By:  /s/ John F. Ferraro
     -----------------------------------
     John F. Ferraro, Chairman of
     the Board, Chief Executive Officer,
     Secretary and Director

Date: June 22, 2000


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  (Registrant)
                              THERMODYNETICS, INC.



By:  /s/ John F. Ferraro                          By:  /s/ Robert A. Lerman
     -----------------------------------               -------------------------
     John F. Ferraro, Chairman of                      Robert A. Lerman,
     the Board, Chief Executive Officer,               President and Director
     Secretary and Director

Date: June 22, 2000                               Date: June 22, 2000



By:  /s/ Robert I. Lieberman                      By:  /s/ Anthony C. Mirabella
     -----------------------------------               -------------------------
     Robert I. Lieberman, Chief                        Anthony C. Mirabella,
     Financial Officer and                             Director
     Treasurer

Date: June 27, 2000                               Date: June 22, 2000

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

                             Securities Act of 1934


                              Thermodynetics, Inc.
               (Exact name of registrant as specified in charter)


                         Commission File Number 0-10707


                      For Fiscal Year Ended March 31, 2000


================================================================================

                              Thermodynetics, Inc.

                                Index to Exhibits

Exhibit
Number
------

(3)(a)(i)   Certificate of Incorporation, as amended(a)

(3)(a)(ii)  February 9, 1987 Amendment to Certificate of Incorporation.(b)

(3)(b)      By-Laws(c)

(4)(i)      Form of Common Stock certificate.(d)

(10)(i) July 23, 1999 Secured Construction to Permanent Note in the original principal amount of $1,750,000.

(10)(ii)    July 23, 1999 Construction Loan Agreement.

(11)(i) Calculations of Earnings Per Common Share. This information is presented in Footnote 10 to the Consolidated Financial Statements.

(22)        Subsidiaries - at Part III, Item 13 of 10-KSB.

(27)        Financial Data Schedule.


================================================================================

Incorporated by Reference to:

(a)  Exhibit 3.1 to Registration Statement on Form S-1 (File No. 2-71500)

(b) Exhibit 3(a)(ii) to Annual Report-Form 10-K for fiscal year-ended 1988 (File No. 0-10707)

(c)  Exhibit 3.2 to Registration Statement on Form S-1 (File No. 2-71500)

(d)  Exhibit 4.1 to Registration Statement on Form S-1 (File No. 2-71500)