Form 10QSB
period 2000-06-30
THERMODYNETICS INC
filed 2000-08-14
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000     Commission File Number: 0-10707


                              THERMODYNETICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                       06-1042505
---------------------------------           ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


651 Day Hill Road, Windsor, CT                06095              860-683-2005
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)    (Zip Code)        (Telephone Number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                               Outstanding at June 30, 2000
----------------------------------             ---------------------------------
   Common stock $.01 Par Value                          13,648,110 Shares


Transitional Small Business Disclosure Format     Yes ( )   No (x)

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number
                                                                     -----------


  PART I         FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets
                    June 30, 2000 and March 31, 2000....................   3

                 Consolidated Statements of Income and Comprehensive
                    Income Three Months Ended June 30,
                    2000 and 1999.......................................   4


                 Consolidated Statements of Cash Flows
                    Three Months Ended June 30,
                    2000 and 1999.......................................   5

                 Notes to Consolidated Financial Statements............. 6-7

        Item 2.  Management's Discussion and Analysis or
                        Plan of Operation............................... 8-9


  PART II        OTHER INFORMATION

        Item 1.  Legal Proceedings......................................  10

        Item 2.  Changes in Securities..................................  10

        Item 3.  Defaults Upon Senior Securities........................  10

        Item 4.  Submission of Matters to a Vote of Security Holders....  10

        Item 5.  Other Information......................................  10

        Item 6.  Exhibits and Reports on Form 8-K.......................  10


 SIGNATURE PAGE ........................................................  11

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             June 30,        March 31,
                                                                               2000            2000
                                                                           (Unaudited)       (Audited)
CURRENT ASSETS
  Cash                                                                    $      2,768     $      2,814
  Accounts Receivable, Net                                                   1,534,464        1,226,817
  Inventories                                                                1,997,708        1,802,535
  Prepaid Expenses and Other Current Assets                                    325,816          259,079
                                                                          ------------     ------------
    Total Current Assets                                                     3,860,756        3,291,245
                                                                          ------------     ------------

PROPERTY , PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                                   10,995,434       10,873,948
  Less: Accumulated Depreciation                                             5,117,128        5,039,960
                                                                          ------------     ------------
   Property, Plant, and Equipment - Net                                      5,878,306        5,833,988
                                                                          ------------     ------------

OTHER ASSETS
  Undeveloped Land Held for Investment                                         121,194          119,666
  Intangible Assets - Net of Amortization                                      100,758          103,743
  Officers' Life Insurance                                                   1,504,484        1,477,257
  Investment in Foreign Company                                                100,000          100,000
  Deposits and Other                                                            11,635           13,862
  Marketable Equity Securities, at Market                                       62,456           62,456
                                                                          ------------     ------------
    Total Other Assets                                                       1,900,527        1,876,984
                                                                          ------------     ------------

TOTAL ASSETS                                                              $ 11,639,589     $ 11,002,217
                                                                          ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                        $  1,537,265     $  1,466,680
  Accrued Taxes and Expenses                                                   111,844           97,388
  Current Portion of Long Term Debt                                            363,031          352,414
  Notes Payable - Bank                                                       1,800,223        1,525,319
                                                                          ------------     ------------
    Total Current Liabilities                                                3,812,363        3,441,801
                                                                          ------------     ------------

DEFERRED INCOME TAXES                                                          129,000           95,000
                                                                          ------------     ------------
LONG TERM DEBT                                                               3,096,808        3,013,700
                                                                          ------------     ------------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 13,780,008 shares
      at 6/30/00 and 13,580,008 shares at 3/31/00                              137,800          135,800
    Additional Paid-in Capital                                               5,307,394        5,298,398
  Less:  Treasury Stock, at Cost                                               164,564          164,564
  Less:  Accumulated Other Comprehensive Loss                                  381,544          381,544
  Retained Earnings (Deficit)                                                 (297,668)        (436,374)
                                                                          ------------     ------------
    Total Stockholders' Equity                                               4,601,418        4,451,716
                                                                          ------------     ------------

TOTAL LIABILITIES AND                                                     $ 11,639,589     $ 11,002,217
  STOCKHOLDERS' EQUITY                                                    ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                        2000            1999
                                                                   ------------     ------------
Net Sales                                                          $  3,186,844     $  2,960,484

Cost of Goods Sold                                                    2,361,676        2,167,267
                                                                   ------------     ------------

Gross Profit                                                            825,168          793,217

Selling, General & Administrative Expenses                              515,864          540,472
                                                                   ------------     ------------

Income From Operations                                                  309,304          252,745
                                                                   ------------     ------------

Other Income (Expense)
     Interest Expense, Net                                             (136,812)         (97,412)
     Other - Net                                                            214           (4,785)
                                                                   ------------     ------------
     Total Other Income (Expense)                                      (136,598)        (102,197)
                                                                   ------------     ------------

Income Before Income Taxes                                              172,706          150,548

Provision for Income Taxes                                               34,000                0
                                                                   ------------     ------------

Net Income                                                              138,706          150,548

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period                              0           37,000
                                                                   ------------     ------------
                                                                              0           37,000
                                                                   ------------     ------------

Comprehensive Income                                               $    138,706     $    187,548
                                                                   ------------     ------------

Earnings per Share-Basic                                           $        .01     $        .01
                                                                   ============     ============

Earnings per Share-Diluted                                         $        .01     $        .01
                                                                   ============     ============

Weighted Average Shares Outstanding- Basic                           13,582,206       13,305,008
                                                                   ============     ============
Weighted Average Shares Outstanding- Diluted                         16,756,015       15,338,341
                                                                   ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                                                  2000                1999
                                                                               ---------            ---------
OPERATING ACTIVITIES:
  Net income                                                                   $ 138,706            $ 150,548
         Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:

  Depreciation and amortization                                                   80,153               82,634
  Deferred tax provision                                                          34,000                    0
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                       70,585             (155,105)
    Decrease (increase) in prepaid expenses and                                  (64,514)             (59,625)
        other assets
    Decrease (increase) in accounts receivable                                  (307,647)            (323,275)
    Decrease (increase) in inventories                                          (195,173)             172,399
    Increase (decrease) in accrued expenses                                       25,456              (11,259)
                                                                               ---------            ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                                (218,434)            (143,683)
                                                                               ---------            ---------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment                                    (121,486)             (96,989)
  Increase in other investments                                                   (1,528)              (2,286)
  Increase in life insurance premiums receivable                                 (27,227)             (27,228)
                                                                               ---------            ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (150,241)            (126,503)
                                                                               ---------            ---------

FINANCING ACTIVITIES
  Net proceeds from revolving and term debt                                      368,629              271,264
                                                                               ---------            ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              368,629              271,264
                                                                               ---------            ---------

INCREASE (DECREASE) IN CASH                                                          (46)               1,078

CASH AT BEGINNING OF PERIOD                                                        2,814                1,658
                                                                               ---------            ---------

CASH AT END OF PERIOD                                                          $   2,768            $   2,736
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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended June 30, 2000 and June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

     Inventories consist of the following at:

                                            June 30,         March 31,
                                              2000             2000
                                           ----------       ----------
          Raw materials                    $1,143,978       $1,041,791
          Work-in-process                     281,652          281,653
          Finished goods                      572,078          479,091
                                           ----------       ----------
                                           $1,997,708       $1,802,535
                                           ==========       ==========

     Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

NOTE 3: EARNINGS PER SHARE

     The Company has adopted "Statement of Accounting Standards No. 128, Earnings per Share" (SFAS 128). Earnings per share for the three months ended June 30, 2000 and June 30, 1999 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:

                                                      Three Months Ended
                                                 June 30, 2000   June 30, 1999
                                                 -------------   -------------

          Weighted Average Shares Outstanding-
                 (Basic )                          13,582,206     13,305,008

          Assumed Conversion of Stock Options       3,173,810      2,033,333
                                                   ----------     ----------

          Weighted Average Shares Outstanding-
                 (Diluted)                         16,756,015     15,338,341
                                                   ----------     ----------

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

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

                                                June 30, 2000  March 31, 2000
                                                -------------  --------------
          Assets:
            Uniform capitalization adjustment     $  21,000      $  21,000
            Net operating loss carryforward         660,000        694,000
            Investment tax credits                  144,000        144,000
            Other                                    18,000         18,000
                                                  ---------      ---------
                                                    843,000        877,000
                                                  ---------      ---------
          Liabilities:
            Accelerated depreciation               (972,000)      (972,000)
                                                  ---------      ---------

                                                   (972,000)      (972,000)
                                                  ---------      ---------
          Net deferred tax asset (liability)      $(129,000)     $ (95,000)


     At June 30, 2000, the Company had net operating loss carryforwards of approximately $1,672,000 expiring from 2001 to 2007


NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                         3 Months Ended June 30,
                                                            2000          1999
                                                            ----          ----
          Cash payments for interest                      $136,812     $ 97,412
          Issuance of common stock to 401(k) plan         $ 11,000     $      0
          Valuation reserve to reflect long-term equity
                securities at market                      $      0     $ 37,000


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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     Net sales for the three months ended June 30, 2000 reached a new record level of $3,186,844, which were $226,360 or 8% higher than the comparable quarter of the prior year. Prior to this current period, net sales for the three months ended June 30, 1999 had achieved the highest amount of shipments in any prior quarter for the company.

     The increase in net sales continued the trend started several years ago, where many of the markets served by the company have experienced extremely strong requirements for products, led by water source heat pump applications. This core business, spurred by new housing starts in many regions of the US, continued to exhibit significant growth. Other large markets for coaxial coils, swimming pool heat pumps, marine space conditioning and ice machines, also contributed significantly to the Company's shipments during the quarter.

     Shipments for the next three months (July through September 2000) are expected to continue at a high level although somewhat lower than the April-June quarter due to normal seasonal trends and scheduled summer vacation shutdowns at certain customer facilities. However projected levels are expected to be at least comparable to those recorded in the same period last year. Assuming a continuation of the trends currently anticipated, net sales for the fiscal year ending March 31, 2001 could establish a new record for annual shipments. Net sales for the 1999 and 2000 fiscal years had been all time records of $10.4 and $10.7 million, respectively; fiscal year 2001 is expected to be the third consecutive record year at or above $11 million.

     Cost of sales aggregated approximately 74% of net sales for the current period, versus 73% for the same period last year. Direct labor unit costs increased as higher average labor rates were only partially offset by efficiencies attributable to cellular manufacturing. Material costs increased slightly as copper pricing in the commodity markets exhibited some slight upward trending and the manufacturing mix included more material intensive coils. Manufacturing overhead expenses also were somewhat higher than fiscal 2000 due to increases in utility costs and other occupancy related expenses.

     Selling, general and administrative expenses decreased by $24,608 over the same period last year. Changes in staffing levels in various support functions were made during the later stages of last fiscal year, which are now reflected as part of lower base operating period costs in fiscal 2001. As the Company plans on supplementing its marketing and engineering staffs during later stages of the current year, future period expenses should be comparable to fiscal 2000 results.

     Other expenses increased by $34,401 over the prior year as certain term debt bank interest charges were capitalized in fiscal 2000 as part of the addition to the company's main manufacturing facility. Increases in the prime borrowing rate charged by banks also contributed to the interest expense reflected in the current year.

     A federal income tax provision of $34,000 was recorded in fiscal 2001 to reflect an increase in the company's deferred tax liability at June 30, 2000. No provision was shown for the prior year as the valuation of the company's deferred tax asset remained unchanged for that three-month period.

     The Company recorded net comprehensive income of $37,000 in fiscal 2000, due to market value fluctuations of an investment in publicly traded securities. No comparable adjustment was required in the current three-month period.

     Overall, income before income taxes increased from $150,548 in fiscal 2000 to $172,706 in the current three-month period however after tax income declined as a result of the current year tax provision.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $48,393 at June 30, 2000, compared to negative $150,556 at March 31, 2000 and $379,576 at June 30, 1999. During the current quarter, current assets increased by $569,511and total assets remained above the $11 million level, finishing at $11,639,589 on June 30, 2000. Current liabilities increased by a smaller margin ($370,562) contributing to the return to positive working capital. Certain non-recurring costs relating to the expansion of the manufacturing facility were required to be funded by operating capital in late fiscal 2000, creating a temporary imbalance in the company's cash requirements at year end. From an operations viewpoint, accounts receivable increased during the quarter by $307,647, reflecting the record level of shipment in the period. Inventories also increased during the period by $195,173, or 11%, from March 31, 2000 due to timing of customer order requirements and higher levels of finished goods carried as a result of transitional issues relating to the building expansion. Inventories are expected to remain near this level during this fiscal year as the company rearranges its workspace to incorporate the added manufacturing square footage.

     Investing activities increased from $126,503 during the prior year quarter to $150,241 in the three months ended June 30, 2000. The Company is continuing a program started in the prior year to upgrade its production equipment. It is expected that overall expenses in this area during the balance of the year will be slightly above fiscal 2000 levels.

     Net cash provided by financing activities in the quarter ended June 30, 2000 was above that of the comparable prior year quarter as the increases in inventories and accounts receivable resulted in additional advances against the revolving line of credit.

     The Company completed construction of a 15,000 square foot addition to its primary manufacturing facility in March 2000. A construction loan from the Company's principal bank was converted to a permanent mortgage upon completion of the project.

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

     When used, words such as "believes," "anticipates," "expects," "continue", "may", "plan", "predict", "should", "will", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                 SIGNATURE PAGE


In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THERMODYNETICS, INC.


Date: August 9, 2000                   By: /s/ Robert A. Lerman
                                           -----------------------
                                           Robert A. Lerman
                                           President


Date: August 9, 2000                   By: /s/ Robert I. Lieberman
                                           -----------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer