Form 10QSB
period 2000-09-30
THERMODYNETICS INC
filed 2000-11-08
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000         Commission File Number: 0-10707


                              THERMODYNETICS, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                                               06-1042505
(State or other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)


651 Day Hill Road, Windsor, CT                06095            860-683-2005
(Address of Principal Executive Offices)    (Zip Code)      (Telephone Number)


-----------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                             Outstanding at September 30, 2000
  Common stock $.01 Par Value                         13,648,110 Shares


Transitional Small Business Disclosure Format     Yes ( )   No (x)

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                     Page Number


 PART I    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets
              September 30, 2000 and March 31, 2000.......................     3

           Consolidated Statements of Income and Comprehensive
              Income Three Months Ended September 30,
              2000 and 1999...............................................     4

           Consolidated Statements of Income and Comprehensive
              Income Six Months Ended September 30,
              2000 and 1999...............................................     5

           Consolidated Statements of Cash Flows
              Six Months Ended September 30,
              2000 and 1999...............................................     6

           Notes to Consolidated Financial Statements.....................   7-8

   Item 2. Management's Discussion and Analysis or
                  Plan of Operation.......................................  9-10


 PART II   OTHER INFORMATION

   Item 1. Legal Proceedings..............................................    11

   Item 2. Changes in Securities..........................................    11

   Item 3. Defaults Upon Senior Securities................................    11

   Item 4. Submission of Matters to a Vote of Security Holders............    11

   Item 5. Other Information..............................................    11

   Item 6. Exhibits and Reports on Form 8-K...............................    11


SIGNATURE PAGE ...........................................................    12

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                September 30,               March 31,
                                                                                     2000                     2000
                                                                                 (Unaudited)                (Audited)
CURRENT ASSETS
  Cash                                                                          $      3,466             $      2,814
  Accounts Receivable, Net                                                         1,206,813                1,226,817
  Inventories                                                                      2,118,311                1,802,535
  Prepaid Expenses and Other Current Assets                                          394,720                  259,079
                                                                                ------------             ------------
    Total Current Assets                                                           3,723,310                3,291,245
                                                                                ------------             ------------
PROPERTY , PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                                         11,130,545               10,873,948
  Less: Accumulated Depreciation                                                   5,202,813                5,039,960
                                                                                ------------             ------------
   Property, Plant, and Equipment - Net                                            5,927,732                5,833,988
                                                                                ------------             ------------
OTHER ASSETS
  Undeveloped Land Held for Investment                                               121,194                  119,666
  Intangible Assets - Net of Amortization                                             97,773                  103,743
  Officers' Life Insurance                                                         1,531,711                1,477,257
  Investment in Foreign Company                                                      100,000                  100,000
  Deposits and Other                                                                   3,845                   13,862
  Marketable Equity Securities, at Market                                             37,000                   62,456
                                                                                ------------             ------------
    Total Other Assets                                                             1,891,523                1,876,984
                                                                                ------------             ------------
TOTAL ASSETS                                                                    $ 11,542,565             $ 11,002,217
                                                                                ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                              $  1,502,973             $  1,466,680
  Accrued Taxes and Expenses                                                          52,570                   97,388
  Current Portion of Long Term Debt                                                  363,030                  352,414
  Notes Payable - Bank                                                             1,765,732                1,525,319
                                                                                ------------             ------------
    Total Current Liabilities                                                      3,684,305                3,441,801
                                                                                ------------             ------------

DEFERRED INCOME TAXES                                                                146,000                   95,000
                                                                                ------------             ------------
LONG TERM DEBT                                                                     3,078,148                3,013,700
                                                                                ------------             ------------

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 13,780,008 shares
      at 9/30/00 and 13,580,008 shares at 3/31/00                                    137,800                  135,800
    Additional Paid-in Capital                                                     5,307,398                5,298,398
  Less:  Treasury Stock, at Cost                                                     164,564                  164,564
  Less:  Accumulated Other Comprehensive Loss                                        407,000                  381,544
  Retained Earnings (Deficit)                                                       (239,522)                (436,374)
                                                                                ------------             ------------
    Total Stockholders' Equity                                                     4,634,112                4,451,716
                                                                                ------------             ------------
TOTAL LIABILITIES AND                                                           $ 11,542,565             $ 11,002,217
  STOCKHOLDERS' EQUITY                                                          ============             ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                               2000            1999
                                                               ----            ----
Net Sales                                                 $  2,914,324    $  2,634,438

Cost of Goods Sold                                           2,151,897       1,962,088
                                                          ------------    ------------

Gross Profit                                                   762,427         672,350

Selling, General & Administrative Expenses                     539,509         473,754
                                                          ------------    ------------

Income From Operations                                         222,918         198,596
                                                          ------------    ------------

Other Income (Expense)
     Interest Expense, Net                                    (142,987)       (105,595)
     Other - Net                                                (4,785)         (4,785)
                                                          ------------    ------------
     Total Other Income (Expense)                             (147,772)       (110,380)
                                                          ------------    ------------

Income Before Income Taxes                                      75,146          88,216

Provision for Income Taxes                                      17,000             -0-
                                                          ------------    ------------

Net Income                                                      58,146          88,216

Other Comprehensive Income (Loss), net of tax
      Unrealized holding losses during the period              (25,456)        (37,000)
                                                          ------------    ------------
                                                               (25,456)        (37,000)
                                                          ------------    ------------

Comprehensive Income                                      $     32,690    $     51,216
                                                          ------------    ------------

Earnings per Share-Basic                                           NIL             NIL
                                                          ============    ============
Earnings per Share-Diluted                                         NIL             NIL
                                                          ============    ============

Weighted Average Shares Outstanding- Basic                  13,780,008      13,496,310
                                                          ============    ============
Weighted Average Shares Outstanding- Diluted                16,835,271      15,758,711
                                                          ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                 2000                       1999
                                                                 ----                       ----
Net Sales                                                   $  6,101,168               $  5,594,922

Cost of Goods Sold                                             4,513,574                  4,129,355
                                                            ------------               ------------

Gross Profit                                                   1,587,594                  1,465,567

Selling, General & Administrative Expenses                     1,055,373                  1,014,226
                                                            ------------               ------------

Income From Operations                                           532,221                    451,341
                                                            ------------               ------------

Other Income (Expense)
     Interest Expense, Net                                      (279,799)                  (203,007)
     Other - Net                                                  (4,570)                    (9,570)
                                                            ------------               ------------
     Total Other Income (Expense)                               (284,369)                  (212,571)
                                                            ------------               ------------

Income Before Income Taxes                                       247,852                    238,770

Provision for Income Taxes                                        51,000                        -0-
                                                            ------------               ------------

Net Income                                                       196,852                    238,770

Other Comprehensive Income (Loss), net of tax
      Unrealized holding losses during the period                (25,456)                       -0-
                                                            ------------               ------------
                                                                 (25,456)                       -0-
                                                            ------------               ------------

Comprehensive Income                                        $    171,396               $    238,770
                                                            ------------               ------------

Earnings per Share-Basic                                    $        .01               $        .02
                                                            ============               ============
Earnings per Share-Diluted                                  $        .01               $        .02
                                                            ============               ============

Weighted Average Shares Outstanding- Basic                    13,681,647                 13,400,793
                                                            ============               ============
Weighted Average Shares Outstanding- Diluted                  16,799,147                 15,557,665
                                                            ============               ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

                                                                                 2000                 1999
                                                                                 ----                 ----
OPERATING ACTIVITIES:
  Net income                                                                  $ 196,852            $ 238,770
         Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
  Re-issuance of treasury stock                                                     -0-                5,000
  Depreciation and amortization                                                 168,823              165,263
  Deferred tax provision                                                         51,000                  -0-
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                      36,293             (219,711)
    Decrease (increase) in prepaid expenses                                    (125,624)             (55,579)
        and Other assets
    Decrease (increase) in accounts receivable                                   20,004              (29,887)
    Decrease (increase) in inventories                                         (315,776)             141,272
    Increase (decrease) in accrued expenses                                     (33,818)             (18,113)
                                                                              ---------            ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (2,246)             227,015
                                                                              ---------            ---------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment                                   (256,597)            (391,930)
  Increase in other investments                                                  (1,528)              (1,557)
  Increase in life insurance premiums receivable                                (54,454)             (54,454)
                                                                              ---------            ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (312,579)            (447,941)
                                                                              ---------            ---------
FINANCING ACTIVITIES
  Sale of common stock                                                              -0-                2,750
  Principal payments on debt obligations                                        (90,575)            (153,983)
  Net proceeds from revolving and term debt                                     406,052              373,264
                                                                              ---------            ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             315,477              222,031
                                                                              ---------            ---------

INCREASE (DECREASE) IN CASH                                                         652                1,105

CASH AT BEGINNING OF PERIOD                                                       2,814                1,658
                                                                              ---------            ---------

CASH AT END OF PERIOD                                                         $   3,466            $   2,763
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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended September 30, 2000 and September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

     Inventories consist of the following at:

                                            Sept 30,         March 31,
                                              2000              2000
                                              ----              ----
          Raw materials                    $1,338,589       $1,041,791
          Work-in-process                     147,426          281,653
          Finished goods                      632,296          479,091
                                           ----------       ----------
                                           $2,118,311       $1,802,535
                                           ==========       ==========

     Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

NOTE 3: EARNINGS PER SHARE

     The Company has adopted "Statement of Accounting Standards No. 128, Earnings per Share" (SFAS 128). Earnings per share for the three and six months ended September 30, 2000 and September 30, 1999 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:

                                                           Three Months Ended               Six Months Ended
                                                     Sept 30, 2000   Sept 30, 1999   Sept 30, 2000   Sept 30, 1999
                                                     -------------   -------------   -------------   -------------
          Weighted Average Shares Outstanding-
                     (Basic)                            13,780,008      13,496,310      13,681,647      13,400,793

          Assumed Conversion of Stock Options            3,055,263       2,262,401       3,117,500       2,516,872
                                                        ----------      ----------      ----------      ----------
          Weighted Average Shares Outstanding-
                     (Diluted)                          16,835,271      15,758,711      16,799,147      15,557,665
                                                        ==========      ==========      ==========      ==========

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

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

                                               Sept 30, 2000     March 31, 2000
                                               -------------     --------------
     Assets:
       Uniform capitalization adjustment         $  21,000         $  21,000
       Net operating loss carryforward             643,000           694,000
       Investment tax credits                      144,000           144,000
       Other                                        18,000            18,000
                                                 ---------         ---------
                                                   826,000           877,000
                                                 ---------         ---------
     Liabilities:
       Accelerated depreciation                   (972,000)         (972,000)
                                                 ---------         ---------

                                                  (972,000)         (972,000)
                                                 ---------         ---------
     Net deferred tax asset (liability)          $(146,000)        $ (95,000)
                                                 =========         =========

     At September 30, 2000, the Company had net operating loss carryforwards of approximately $1,627,000 expiring from 2001 to 2007


NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                     6 Months Ended Sept 30,
                                                       2000           1999
                                                       ----           ----
Cash payments for interest                          $ 279,799      $ 203,007
Issuance of common stock to 401(k) plan             $  11,000      $   4,500
Valuation reserve to reflect long-term equity
      securities at market                          $ (25,456)     $     -0-


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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     Net sales for the three months ended September 30, 2000 totaled $2,914,324, an increase of $279,886 or 11%, compared to the quarter ended September 30, 1999. For the six-month periods, shipments for the current year were $506,246 or 9% higher than the prior year.

     The increase in year to date net sales continues the trend of the last several years, as the larger markets served by the company are experiencing strong product demand, led by the core business of water source heat pumps as well as swimming pool heat pumps, marine space conditioning and ice machine applications. However a sharp reduction in orders was experienced beginning this past July, signifying a shift in the economic factors influencing these markets. Shipments for the next three months (October through December 2000) are expected to reflect the current level of customer demand, with sales levels comparable to those recorded for the same period of the prior year.

     Cost of sales aggregated approximately 74% of net sales for the current quarter and year to date periods as well as the prior year periods. Direct and indirect labor costs per unit increased slightly as higher average labor rates were offset by production efficiencies. Material costs increased slightly as copper pricing in the commodity markets continued to exhibit some upward trending for the first six months of the fiscal year. Manufacturing overhead expenses also were somewhat higher than fiscal 2000 due to increases in employee benefit costs and occupancy-related expenses.

     Selling, general and administrative expenses remained constant as a percentage of net sales, averaging 18% for all periods presented. Increases in the costs of personnel and employee related expenses resulted in higher dollar charges to these accounts in the current year. The Company plans on supplementing its marketing and engineering staffs during later stages of the current year.

     For the three and six month periods of fiscal 2001, other expenses increased by $37,392 and $71,798, respectively, over the comparable periods of the prior year. In fiscal 2000 certain term debt bank interest charges were capitalized as part of the addition to the company's main manufacturing facility. Increases in the prime borrowing rate charged by banks also contributed to the interest expense reflected in the current year. The company's primary bank has reduced the effective interest rate on all non real estate secured term and revolving debt by one quarter of one percentage point commencing October 1, 2000.

     Federal income tax provisions of $17,000 and $51,000, respectively, were recorded in the second quarter and year to date periods of fiscal 2001 to reflect an increase in the company's deferred tax liability at September 30, 2000. No provision was shown for the prior year as the valuation of the company's deferred tax asset remained unchanged for the same period.

     The Company recorded a charge of $25,456 as a net comprehensive loss for both current year periods due to market value fluctuations of an investment in publicly traded securities. In the prior year, the comprehensive loss charged to net income was $37,000 for the three months ended September 30, 1999. No adjustment was required for the comparable six-month period.

     Overall, income before income taxes approximated 3% of net sales for the both the current and prior year quarters. For the six-month periods, income before income taxes was 4% of net sales. Comprehensive income decreased for both current year periods as the charges for comprehensive losses and deferred taxes had a negative impact on earnings.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $39,005 at September 30, 2000, compared to a negative $150,556 at March 31, 2000 and $505,579 at September 30, 1999. During the six-month period, current assets increased by $432,065 and total assets remained above the $11 million level, finishing at $11,542,565 on September 30, 2000. Current liabilities increased by only $242,504 during the same period contributing to the return to positive working capital. From an operations viewpoint, inventories increased by $315,776 reflecting higher levels of finished goods necessary to meet shorter order lead times required by customers. Raw tubing stocks have also increased due to industry wide reduced mill capacity and recent increases in demand for fabricated tubing materials by other industries. Accounts receivable decreased by $20,004 despite the significant increase in sales during the period. The timing of cash collections from customers has improved over the prior year and days receivables outstanding has been reduced significantly. Prepaid expenses also rose during the period as annual payments for real and personal property tax assessments made in July will be amortized over the following twelve months.

     Investing activities decreased from $447,941 during the prior year quarter to $312,579 in the six months ended September 30, 2000. During the second quarter of fiscal 2000 the Company began construction of a 15,000 square foot addition to its primary manufacturing facility. The construction project, which also included systems modifications to the existing plant, was completed by the end of the March 31, 2000 fiscal year.

     Net cash provided by financing activities for the six months ended September 30, 2000 was above that of the comparable prior year period as the increases in inventories and prepaid expenses resulted in additional advances against the revolving line of credit.

     Inflation and other cost increases have begun to play a more significant role in the Company's day to day operations as competitive pricing pressures have restricted the Company's ability to fully recover these added expenses. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of the effects of inflation and continuing internal refinements are expected to generate further cost reductions during the balance of the current year. Tightening of the labor markets is expected to continue for the foreseeable future, and employment related expenses such as medical insurance and workers compensation coverage are also projected to increase in cost. Although the company has recently negotiated an interest rate reduction with its bank for certain term and revolving debt, further increases of the prime lending rate are likely to impact the Company's ability to sell products in markets sensitive to interest rate fluctuations.


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


                                       THERMODYNETICS, INC.


Date: November 3, 2000                 By: /s/ Robert A. Lerman
                                           -----------------------
                                           Robert A. Lerman
                                           President


Date: November 3, 2000                 By: /s/ Robert I. Lieberman
                                           -----------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer