Form 10QSB
period 2000-12-31
THERMODYNETICS INC
filed 2001-02-14
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2000 Commission File Number: 0-10707


                              THERMODYNETICS, INC.
        (Exact name of small business issuer as specified in its charter)


                Delaware                                         06-1042505
(State or other Jurisdiction of Incorporation                (I.R.S. Employer
 or Organization)                                            Identification No.)


651 Day Hill Road, Windsor, CT                 06095            860-683-2005
(Address of Principal Executive Offices)    (Zip Code)        (Telephone Number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


               Class                            Outstanding at December 31, 2000
-------------------------------------          ---------------------------------
     Common stock $.01 Par Value                       13,648,110 Shares


Transitional Small Business Disclosure Format     Yes (  )   No ( x )

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                    Page Number
                                                                    -----------


PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheets
                December 31, 2000 and March 31, 2000.......................    3

              Consolidated Statements of Income and Comprehensive
                Income Three Months Ended December 31, 2000 and 1999.......    4

              Consolidated Statements of Income and Comprehensive
                Income Nine Months Ended December 31, 2000 and 1999........    5

              Consolidated Statements of Cash Flows
                Nine Months Ended December 31, 2000 and 1999...............    6

              Notes to Consolidated Financial Statements...................  7-8

   Item 2.    Management's Discussion and Analysis or Plan of
                Operation ................................................. 9-10


PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings............................................   11

   Item 2.    Changes in Securities........................................   11

   Item 3.    Defaults Upon Senior Securities..............................   11

   Item 4.    Submission of Matters to a Vote of Security Holders..........   11

   Item 5.    Other Information............................................   11

   Item 6.    Exhibits and Reports on Form 8-K.............................   11


SIGNATURE PAGE ............................................................   12

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                            December 31,                 March 31,
                                                                                2000                       2000
                                                                            (Unaudited)                  (Audited)
CURRENT ASSETS
 Cash                                                                       $     3,466               $     2,814
 Accounts Receivable, Net                                                     1,256,937                 1,226,817
 Inventories                                                                  1,904,633                 1,802,535
 Prepaid Expenses and Other Current Assets                                      329,190                   259,079
                                                                             ----------                ----------
   Total Current Assets                                                       3,494,226                 3,291,245

PROPERTY , PLANT AND EQUIPMENT
 Property, Plant and Equipment - At Cost                                     11,217,307                10,873,948
 Less: Accumulated Depreciation                                               5,288,498                 5,039,960
                                                                             ----------                ----------
  Property, Plant, and Equipment - Net                                        5,928,809                 5,833,988
                                                                             ----------                ----------
OTHER ASSETS
 Undeveloped Land Held for Investment                                           121,194                   119,666
 Intangible Assets - Net of Amortization                                         94,788                   103,743
 Officers' Life Insurance                                                     1,558,939                 1,477,257
 Investment in Foreign Company                                                  100,000                   100,000
 Deposits and Other                                                              11,570                    13,862
 Marketable Equity Securities, at Market                                         37,000                    62,456
                                                                              ----------               ----------
   Total Other Assets                                                         1,923,491                 1,876,984
                                                                             ----------                ----------

TOTAL ASSETS                                                                $11,346,526               $11,002,217
                                                                             ==========                ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts Payable                                                           $ 1,031,557               $ 1,466,680
 Accrued Taxes and Expenses                                                      85,780                    97,388
 Current Portion of Long Term Debt                                              349,676                   352,414
 Notes Payable - Bank                                                         1,987,915                 1,525,319
                                                                             ----------                ----------
  Total Current Liabilities                                                   3,454,928                 3,441,801
                                                                             ----------                ----------

DEFERRED INCOME TAXES                                                           146,000                    95,000
                                                                             ----------                ----------
LONG TERM DEBT                                                                3,071,788                 3,013,700
                                                                             ----------                ----------
STOCKHOLDERS' EQUITY
 Common Stock, Par Value $.01/Share,
 Authorized 25,000,000 shares, issued 13,780,008 shares
   at 12/31/00 and 13,580,008 shares at 3/31/00                                 137,800                   135,800
   Additional Paid-in Capital                                                 5,307,398                 5,298,398
 Less:  Treasury Stock, at Cost                                                 164,564                   164,564
 Less:  Accumulated Other Comprehensive Loss                                    407,000                   381,544
 Retained Earnings (Deficit)                                                   (199,824)                 (436,374)
                                                                             ----------                ----------
   Total Stockholders' Equity                                                 4,673,810                 4,451,716
                                                                             ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $11,346,526               $11,002,217
                                                                             ==========                ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                               2000               1999
                                                                               ----               ----
    Net Sales                                                              $2,728,430         $2,564,781

    Cost of Goods Sold                                                      2,046,180          1,921,875
                                                                           ----------         ----------
    Gross Profit                                                              682,250            642,906

    Selling, General & Administrative Expenses                                509,204            520,178
                                                                           ----------         ----------

    Income From Operations                                                    173,046            122,728
                                                                           ----------         ----------
    Other Income (Expense)
         Interest Expense, Net                                               (128,563)           (64,386)
         Other - Net                                                           (4,785)             9,144
                                                                           ----------         ----------
         Total Other Income (Expense)                                        (133,348)           (55,242)
                                                                           ----------         ----------
    Income Before Income Taxes                                                 39,698             67,486

    Provision for Income Taxes                                                    -0-                -0-
                                                                           ----------         ----------

    Net Income                                                                 39,698             67,486

    Other Comprehensive Income (Loss), net of tax
          Unrealized holding losses during the period                             -0-                -0-
                                                                           ----------         ----------
                                                                                  -0-                -0-
                                                                           ----------         ----------
    Comprehensive Income                                                     $ 39,698           $ 67,486
                                                                           ----------         ----------

    Earnings per Share-Basic                                                      NIL                NIL
                                                                           ==========         ==========
    Earnings per Share-Diluted                                                    NIL                NIL
                                                                           ==========         ==========

    Weighted Average Shares Outstanding-Basic                              13,780,008         13,580,277
                                                                           ==========         ==========
    Weighted Average Shares Outstanding-Diluted                            16,410,989         15,589,801
                                                                           ==========         ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                               2000               1999
                                                                               ----               ----
    Net Sales                                                              $8,829,598         $8,159,703

    Cost of Goods Sold                                                      6,559,754          6,051,230
                                                                           ----------         ----------
    Gross Profit                                                            2,269,844          2,108,473

    Selling, General & Administrative Expenses                              1,564,577          1,534,404
                                                                           ----------         ----------
    Income From Operations                                                    705,267            574,069
                                                                           ----------         ----------
    Other Income (Expense)
         Interest Expense, Net                                               (408,362)          (267,393)
         Other - Net                                                           (9,355)              (426)
                                                                           ----------         ----------
         Total Other Income (Expense)                                        (417,717)          (267,819)
                                                                           ----------         ----------
    Income Before Income Taxes                                                287,550            306,250

    Provision for Income Taxes                                                 51,000                -0-
                                                                           ----------         ----------
    Net Income                                                                236,550            306,250

    Other Comprehensive Income (Loss), net of tax
          Unrealized holding losses during the period                         (25,456)               -0-
                                                                           ----------         ----------
                                                                              (25,456)               -0-
                                                                           ----------         ----------
    Comprehensive Income                                                    $ 211,094          $ 306,250
                                                                           ----------         ----------
    Earnings per Share-Basic                                                   $  .02             $  .02
                                                                               ======             ======
    Earnings per Share-Diluted                                                 $  .01             $  .02
                                                                               ======             ======
    Weighted Average Shares Outstanding-Basic                              13,714,553         13,460,621
                                                                           ==========         ==========
    Weighted Average Shares Outstanding-Diluted                            16,705,030         16,211,141
                                                                           ==========         ==========



            The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                     FOR THE NINE MONTHS ENDED DECEMBER 31,

                                   (UNAUDITED)

                                                                               2000               1999
                                                                               ----               ----
OPERATING ACTIVITIES:
  Net income                                                                $ 236,550          $ 306,250
         Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
  Re-issuance of treasury stock                                                   -0-              5,000
  Depreciation and amortization                                               257,493            204,157
  Deferred tax provision                                                       51,000                -0-
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                  (435,123)            (3,088)
    Decrease (increase) in prepaid expenses                                   (67,819)           (32,493)
and
        other assets
    Decrease (increase) in accounts receivable                                (30,120)            66,471
    Decrease (increase) in inventories                                       (102,098)           201,394
    Increase (decrease) in accrued expenses                                      (608)             2,907
                                                                           ----------         ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (90,725)           750,598
                                                                           ----------         ----------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment                                 (343,359)        (1,193,790)
  Increase in other investments                                                (1,528)            (1,557)
  Increase in life insurance premiums receivable                              (81,682)           (81,682)
                                                                           ----------         ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (426,569)        (1,277,029)
                                                                           ----------         ----------

FINANCING ACTIVITIES
  Sale of common stock                                                            -0-              2,750
  Principal payments on debt obligations                                     (238,097)          (459,370)
  Net proceeds from revolving and term debt                                   756,043            984,264
                                                                           ----------         ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           517,946            527,644
                                                                           ----------         ----------

INCREASE (DECREASE) IN CASH                                                       652              1,213

CASH AT BEGINNING OF PERIOD                                                     2,814              1,658
                                                                           ----------         ----------
CASH AT END OF PERIOD                                                       $   3,466          $   2,871
                                                                           ==========         ==========



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended December 31, 2000 and December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  INVENTORIES

     Inventories consist of the following at:


                                          Dec 31,             March 31,
                                           2000                 2000
                                           ----                 ----
     Raw materials                     $1,124,911           $1,041,791
     Work-in-process                      147,426              281,653
     Finished goods                       632,296              479,091
                                        ---------            ---------
                                       $1,904,633           $1,802,535
                                        =========            =========

     Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

NOTE 3:  EARNINGS PER SHARE

     The Company has adopted Statement of Accounting Standards No. 128, Earnings per Share (SFAS 128). Earnings per share for the three and nine months ended December 31, 2000 and December 31, 1999 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:


                                                  Three Months Ended                    Nine Months Ended
                                         Dec  31, 2000      Dec  31, 1999       Dec  31, 2000      Dec  31, 1999
                                         -------------      -------------       -------------      -------------
Weighted Average Shares Outstanding-
       (Basic )                             13,780,008         13,580,277          13,714,553         13,460,621

Assumed Conversion of Stock Options          2,630,981          2,009,524           2,990,477          2,750,520
                                           -----------        -----------         -----------        -----------
Weighted Average Shares Outstanding-
       (Diluted)                            16,410,989         15,589,801          16,705,030         16,211,141
                                           ===========        ===========         ===========        ===========

NOTE 4:  INCOME TAXES

     The Company adopted Statement of Accounting Standards No. 109, Accounting For Income Taxes (SFAS 109) effective April 1, 1994. The statement requires that deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not.

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:


                                           Dec 31, 2000         March 31, 2000
                                           ------------         --------------
   Assets:
     Uniform capitalization adjustment       $ 32,000               $ 21,000
     Net operating loss carryforward          620,000                694,000
     Investment tax credits                   144,000                144,000
     Other                                     26,000                 18,000
                                              -------                -------
                                              822,000                877,000

   Liabilities:
     Accelerated depreciation                (968,000)              (972,000)
                                              -------                -------
   Net deferred tax asset (liability)        (968,000)              (972,000)
                                              -------                -------
                                            $(146,000)              $(95,000)
                                              =======                =======


    At December 31, 2000, the Company had net operating loss carryforwards of approximately $1,569,000 expiring from 2001 to 2007

NOTE 5:  CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's Statement of Accounting Standards No 95, Statement of Cash Flows.

                                                     9 Months Ended Dec 31,
                                                    2000                 1999
                                                    ----                 ----
Cash payments for interest                        $279,799             $314,793
Issuance of common stock to 401(k) plan           $ 11,000             $  4,500
Valuation reserve to reflect long-term equity
   securities at market                           $(25,456)            $    -0-

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         Net sales for the three months ended December 31, 2000 totaled $2,728,430, an increase of $163,649 or 6%, compared to the quarter ended December 31, 1999. For the nine-month periods, shipments for the current year were $669,895 or 8% higher than the prior year.

         The increase in year to date net sales continues the trend of the last several years, as the larger markets served by the company experienced strong product demand, led by the core business of water source heat pumps as well as swimming pool heat pumps, marine space conditioning and ice machine applications. However a sharp reduction in orders began this past July, signifying a shift in the economic factors influencing these markets. Shipments for the three-month period ended December 2000 continued to track below those of the prior two quarters of the current year, but above the same period of fiscal year 2000. Sales for the balance of the current year are expected to rise slightly over the present quarter, with aggregate annual shipments surpassing the eleven million level for the first time.

         Cost of sales aggregated approximately 75% of net sales for the current and prior year three-month period with year to date costs at 74% of net sales for both years. Material costs increased slightly as copper pricing in the commodity markets continued to exhibit some upward trending for the three and nine month periods of this fiscal year. Manufacturing overhead expenses also were higher than fiscal 2000 due to increases in energy costs, employee benefit expenses and many other indirect expenses. Direct and indirect labor efficiencies improved during the year, which served to offset higher average wage rates on the shop floor.

         Selling, general and administrative expenses remained relatively constant for all periods, averaging 18-20% of net sales. Expenses for the current quarter were down from the comparable periods earlier this year as there presently exist open support positions that the company intends to fill before the end of the March 31 fiscal year.

         For the three and nine month periods of fiscal 2001, other expenses increased by $78,106 and $149,898, respectively, over the comparable periods of the prior year. In fiscal 2000 certain term debt bank interest charges were capitalized as part of the addition to the company's main manufacturing facility. In addition to the reductions in the prime lending rate, effective October 1, 2000 the company's primary bank reduced the effective interest rate on all non real estate secured term and revolving debt by one quarter of one percentage point.

         A federal income tax provision of $51,000 was recorded in fiscal 2001 to reflect an increase in the company's deferred tax liability from the prior year end level. This deferred provision is the net result of the utilization of tax loss carryforwards in excess of the reversal of certain timing differences during the current year. No provision was recorded during same periods of the prior year as the company reflected a net deferred tax asset as of December 31, 2000.

         Overall, income before income taxes approximated 1% and 3% of net sales for the both the current and prior year quarters, respectively. For the nine-month periods, income before income taxes was 3% for fiscal year 2001 and 4% of net sales for the prior year. Net income decreased for the current year nine-month period as the provision for deferred taxes had a negative impact on after tax earnings.

         The Company recorded a charge of $25,456 as a net comprehensive loss in the current year to date period due to market value fluctuations of an investment in publicly traded securities. No adjustments were required for any other period presented in either the current or prior year.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $39,298 at December 31, 2000, compared to a negative $150,556 at March 31, 2000 and $324,371 at December 31, 1999. During the nine-month period, current assets increased by $202,981 while total assets increased by $344,309, finishing at $11,346,526 on December 31, 2000. Current liabilities increased by only $13,127 during the current year to date period resulting in a return to positive working capital at December 31, 2000. From an operations viewpoint, inventories increased by $102,098 reflecting higher levels of finished goods necessary to meet shorter order lead times required by customers. Inventories decreased from the September 30, 2000 levels, as the company was able to liquidate a large portion of its finished stock filling customer orders during the period. Accounts receivable increased by $30,120 despite the decrease in sales in the third quarter compared to the prior three-month period. The timing of cash collections from customers have slowed slightly approaching the calendar year end. January cash receipts reflected a return to improved payment cycles noted in prior quarters. Prepaid expenses also rose during the nine months as annual payments for property tax assessments made in July will be amortized over the following year. Accounts payable decreased significantly from March levels as additional drawdowns were made against the revolving line of credit.

         Cash used for investing activities decreased from $1,277,029 for the nine-month period in fiscal 2000 to $426,569 for the same period in the current year. In fiscal 2000 the Company constructed a 15,000 square foot addition to its primary manufacturing facility, which also included systems modifications to the existing plant.

         Net cash provided by financing activities for the nine months ended December 31, 2000 was $517,946, essentially unchanged from the same period a year ago. During the current year, net additions to the revolving line of credit totaled $462,596 of which $55,350 represented the net proceeds from term debt used to finance capital additions during the period.

         Inflation and other cost increases have begun to play a more significant role in the Company's day to day operations as competitive pricing pressures have restricted the Company's ability to fully recover these added expenses. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of the effects of inflation and continuing internal refinements are expected to generate further cost reductions going forward. Employment related expenses such as medical insurance and workers compensation coverage are projected to continue to increase in cost.


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

         When used, words such as "believes", "anticipates", "expects", "continue", "may", "plan", "predict", "should", "will", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------


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

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

        (a)    No Exhibits have been submitted with this report

        (b)    Reports on Form 8-K.

               On  December 5, 2000 the Company  filed a Form 8-K  (pursuant  to
               Item 4 of Form 8-K) regarding the Company's change in its certifying accountant.

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                 SIGNATURE PAGE
                                 --------------


In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THERMODYNETICS, INC.



 Date: February 14, 2001          By:  /s/  Robert A. Lerman
                                       -----------------------------------------
                                       Robert A. Lerman
                                       President


 Date: February 14, 2001          By:  /s/  Robert I. Lieberman
                                       -----------------------------------------
                                       Robert I. Lieberman
                                       Treasurer and Chief Financial Officer