Form 10KSB
period 2001-03-31
THERMODYNETICS INC
filed 2001-07-02
CIK 351902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001         Commission file number 0-10707


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

                                           Yes [ X ]  No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $11,686,291.

As of March 31, 2001 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $2,985,000 based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board system.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

Class                                          Outstanding as of March 31, 2001
-----                                          --------------------------------
Common Stock $.01 par value                            13,648,110 Common Shares

Transitional Small Business Disclosure Format   Yes [    ]  No [ X ]

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 2

                                     PART I

Item 1. Description of Business

     (a) Business Development - Thermodynetics, Inc., a Delaware corporation incorporated in 1981, is the successor by merger in 1981 to Spiral Tubing Corporation which had been incorporated in 1972. Thermodynetics, Inc. is referred to individually and collectively with its Turbotec Products, Inc. ("Turbotec"), TPI Systems, Inc. ("TPI") and National Energy Systems, Inc. ("NES") subsidiaries as the "Company". The Company is engaged in the design, manufacture and sale of enhanced surface metal tubing and related assemblies primarily for heat transfer applications using its patented and/or proprietary technology. The Company's products are primarily used in heat pumps, chillers, heat reclaimers and biomedical heat exchangers serving the heating, air conditioning, refrigeration, food processing, beverage, medical equipment, marine, plumbing, commercial and residential construction, and aerospace industries and may be used in many applications where heat exchange is required.

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

     After design, the Company usually manufactures prototypes for its customers at prices ranging from approximately $500 to $3,000. After testing and customer acceptance, the customer places purchase orders with the Company ranging from $1,000 for small orders to as much as $250,000 for large orders. In addition, certain customers have placed blanket purchase orders for shipments to be made over extended periods at sales volumes ranging from approximately $10,000 to $175,000 per month.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 2

     The Company owns specially designed patented and/or proprietary machinery which is used to enhance and coil its metal tubing products as well as tools and dies and other nonproprietary machinery to perform normal fabrication functions. The Company believes its manufacturing capabilities are adequate to manufacture and ship up to approximately $18 million per year of its products based upon present prices.

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

     (b) Foreign Operations and Export Sales - The Company has never had any foreign operations, and its export sales during the past fiscal year did not exceed 5% of gross sales.

     (c) Seasonal Nature of the Business - The Company believes its present business is in part seasonal in nature as a significant portion of the Company's revenues are derived from sales relating to space-conditioning and heat pump applications in commercial, industrial and residential buildings and structures.

     (3) New Product Status - Inapplicable.

     (4) Competition - Although the Company believes its products are competitive in most applications based on cost and efficiency, competing products are offered by manufacturers and distributors who are longer established, larger, and who possess substantially greater financial resources and substantially larger administrative, technical and marketing staffs than the Company, and may have lower operating costs due to geographic location. No assurances can be given that the Company will be able to successfully compete with such firms.

     (5) Raw Materials - The Company's surface enhanced metal tubing is manufactured from smooth tubing, primarily copper, cupronickel, aluminum, carbon steel or stainless steel. The Company usually purchases tubing in mill quantities manufactured to its specifications from various tube fabricating mills. The Company does not believe that it is a major customer of any mill or distributor and has no supply contracts. The Company has not experienced any significant shortages or extended delays in deliveries of raw materials during the past five years. There is no assurance that shortages, strikes or other delays will not occur in the future causing disruptions in production, shipments and profitability.

     (6) Dependence on Single or Few Major Customers - For the fiscal year ended March 31, 2001, four (4) customers each accounted for more than 10% of the Company's net sales, 56% in the aggregate. There is no assurance the Company will retain these customers and if it does not, the loss of one or more of these customers could have a material adverse affect upon the Company.

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

     (11) Effect of Environmental Laws - During the fiscal year ended March 31, 2001, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

     (12) Employees - At March 31, 2001, the Company had 22 salaried employees and 47 employees compensated on an hourly basis.

     (13) Working Capital Items - At March 31, 2001, the Company had a negative working capital position of $252,824. See Item 6 herein.

     At March 31, 2001, the Company's credit facilities consisted of (a) a $460,000 term note payable in sixty equal monthly installments of $7,667 through December 1, 2002; (b) a revolving line of credit with a maximum credit limit of $2,400,000; (c) a $299,540 term note payable in forty-eight equal monthly installments of $5,731 through May 2005; (d) a $400,000 term note, payable in sixty equal monthly installments of $6,667 through December, 2001; (e) a $297,568 term note, payable in forty-eight equal installments of $6,199 through January, 2004; (f) a revolving equipment line of credit with a maximum credit availability of $150,000 for the acquisition of capital equipment; and (g) a $1,750,000 permanent term note payable in sixty equal monthly installments of $7,292 through December 1, 2004; such loan was converted from a construction loan into a permanent loan and had been used to finance the construction of an addition to the Company's Day Hill facility. All of the above credit facilities bear interest at the bank's base lending rate plus 0.75% (except for the $1,750,000 note referenced in sub-paragraph (g) which carries interest rate of the bank's base lending rate plus 1%), and are secured by substantially all assets of the Company, except the Baker Hollow facility, certain undeveloped land contiguous to the Baker Hollow Facility, and investments in two other corporations. The revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula. At March 31, 2001 the Company owed $1,828,824 under the $2,400,000 line of credit. See Item 2 herein.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 4


     The Company owns a light manufacturing multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site. The Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block and stucco outer walls, has parking for approximately 95 cars and contains approximately 28,600 square feet of factory space. The Baker Hollow facility serves as collateral for a ten year mortgage. The Company is currently leasing approximately 11,500 square feet of the Baker Hollow facility to an unaffiliated third party with an annual rental of $4,792, triple net; that lease will expire in September 2005; the remaining portion of the building is currently serving as warehouse space, and the Company is seeking tenant(s) to occupy it. See Item 1(b)(13), Item 9(a-b) and Notes 8 and 11 of Notes to Consolidated Financial Statements.

     The Company has contracted to sell 3.5 acres of unencumbered undeveloped land adjacent to the Baker Hollow facility.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on Tuesday, January 16, 2001. At said meeting, John F. Ferraro, Robert A. Lerman and Anthony C.
Mirabella were elected to serve as directors of the Company until the next annual meeting of stockholders and until their successors are elected and qualified. Said directors were elected by the following votes:

     Nominee                     Number of Votes For    Number of Votes Withheld
     -------                     -------------------    ------------------------
     John F. Ferraro                  9,373,737              128,150
     Robert A. Lerman                 9,374,937              128,950
     Anthony C. Mirabella             9,376,637              127,250

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 5



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

                                          Bid Prices                                  Asked Prices
        ------------------------ ---------------- ---------------------- --------------------- --------------------
        Quarter Ended            High             Low                    High                  Low
        ------------------------ ---------------- ---------------------- --------------------- --------------------
        ------------------------ ---------------- ---------------------- --------------------- --------------------
        March 31, 2001           $0.135           $0.11                  $0.14                 $0.112
        ------------------------ ---------------- ---------------------- --------------------- --------------------
        December 31, 2000        0.19             0.125                  0.20                  0.13
        ------------------------ ---------------- ---------------------- --------------------- --------------------
        September 30, 2000       0.21             0.18                   0.22                  0.19
        ------------------------ ---------------- ---------------------- --------------------- --------------------
        June 30, 2000            0.29             0.20                   0.30                  0.21
        ------------------------ ---------------- ---------------------- --------------------- --------------------

        ------------------------ ---------------- ---------------------- --------------------- --------------------
        March 31, 2000           $0.57            $0.105                 $0.60                 $0.12
        ------------------------ ---------------- ---------------------- --------------------- --------------------
        December 31, 1999        0.14             0.10                   0.145                 0.11
        ------------------------ ---------------- ---------------------- --------------------- --------------------
        September 30, 1999       0.13             0.11                   0.145                 0.12
        ------------------------ ---------------- ---------------------- --------------------- --------------------
        June 30, 1999            0.11             0.10                   0.12                  0.11
        ------------------------ ---------------- ---------------------- --------------------- --------------------

     (b) At March 31, 2001, the number of holders of the Company's Common Stock was 2,494 (based upon the number of record holders).

     (c) The Company has not paid any dividends on the Common Stock since inception and does not expect to pay any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operations

Results of Operations

     2001 Compared to 2000

For the third consecutive year, net sales set a new record for shipments in any twelve month period in the Company's history. Sales for the year ended March 31, 2001 exceeded $11 million for the first time, totaling $11,686,291, an increase of $954,655, or 9%, over the previous year.

The largest portion of the increase in sales was centered in water source heat pump and swimming pool heat pump product applications. New home construction rebounded from disappointing levels of the prior years as the strengthening economy created strong demand for new housing in many regions of the country. This growth was further fueled by a series of reductions in residential construction and mortgage interest rates during the year. The market for commercial water source heat pumps remained stable in fiscal 2001, as industrial/commercial construction did not exhibit significant growth from prior year levels.

The phase out of CFC/CHFC refrigerants, mandated by domestic and international authorities to be accomplished over the coming years, will eventually require all installed units to be exchanged or otherwise modified to accommodate more environmentally friendly ("green") refrigerants. As the deadline approaches, the older refrigerants will start to become more expensive due to limited production and supply issues. Many of these new refrigerants also have higher efficiency ratings than their predecessors, adding to the benefits of expediting the changeover to the new heat pumps.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 6


The market for swimming pool heat pump applications has also exhibited significantly growth. Sales to customers producing these products nearly doubled in fiscal 2001, reflecting the continuing strong desire of consumers to lengthen the season for use of their pools and spas. Several of the Company's customers have been successful in marketing these products internationally, both increasing demand and eliminating a portion of the seasonality formerly associated with swimming pool heat pumps.

Cost of sales remained constant at approximately 76% of net sales for both fiscal 2001 and 2000. The cost of labor and related employee benefits increased sharply during the current year. The availability of skilled machine operators and other shop personnel has steadily declined as regional labor pools continue to suffer from depleted numbers. Continuing cost increases in group medical insurance, workers' compensation premiums and other employee benefits also served to negatively impact gross margins. Improvements in productivity on the shop floor, including modifications to manufacturing processes and procedures offset a large portion of these increases, although it is unlikely that all future rises can be absorbed by efficiency gains. The cost of most direct and indirect materials was relatively flat for both years, enabling the Company to maintain an overall gross profit of 24% for both years.

Selling, general and administrative expenses decreased by less than 2% over the prior year, reflecting the net effect of small inflationary increases and cost reductions incurred during the current year. Staffing levels in all areas remained flat from the prior year. Management plans to expand its marketing and engineering functions to provide additional support and accelerate sales growth in future periods.

Interest expense increased by $190,785 over fiscal 2000, reflecting the completion of a 15,000 square foot addition to the Company's main plant in April 2000. The addition was financed with a construction loan that was converted to a permanent mortgage upon completion of the project. The interest on the obligation was capitalized during the construction period that ended in April 2000 and expensed as a period cost thereafter.

The provision for income taxes in both years is a deferred tax obligation resulting from the net impact of the utilization of net operating losses and differences between financial reporting and income tax treatment of certain assets and liabilities. Other comprehensive income (loss) represents unrealized holding gains or losses of marketable equity securities held by the Company.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 7


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

     Other non-operating expenses were adversely impacted in fiscal 1999 by the sales of marketable equity securities liquidated to finance another equity investment. No sales of non-operating assets occurred in the current year. Other comprehensive losses continued to be recorded on unrealized holding losses of remaining marketable equity securities held by the Company.

     Income before income taxes increased from $134,302 in the prior year to $157,445 in fiscal 2000. The reductions in operating income and other expense from fiscal 1999 resulted in a net improvement in pre-tax earnings. The provision for income taxes in the current year represents the recognition of a deferred liability for federal taxes. Timing differences of expense recognition for financial reporting and tax calculations require the Company to reflect the deferred expense in the current year. In fiscal 1999 these differences resulted in a net deferred tax asset, therefore no provision was required at year-end.

     The outlook for fiscal year 2001 is for continued sales growth in established markets, complimented by new product applications currently under development. Expectations are for profitability improvements to mirror the increase in sales, resulting in record levels for both net sales and pre-tax income.

Liquidity and Capital Resources

     During the current year, current assets increased by $53,729 as an increase in accounts receivable of $92,283 was partially offset by a slight decrease in inventories. Inventories decreased by approximately 3% from the prior year despite the increase in sales, as the Company continued to focus on reducing raw material levels and shortening manufacturing cycles. Current liabilities increased by $155,997 from fiscal 2000 to fiscal 2001, resulting from higher trade debt and additional borrowings under the bank line of credit. These advances were used to finance additional investments in operating resources and capital expenditures during the year. Accounts payable decreased by $162,843 from the prior year due to in part to the lower inventory levels. The increase in other assets is primarily due to additions in amounts due the Company from executive life insurance contracts.

     Cash used in investing activities increased from $419,276 in fiscal 2000 to $461,154 for the current year, primarily as a result of higher levels of capital additions in fiscal year 2001. Upon completion of the addition to the main production facility, manufacturing areas were reorganized and machinery and equipment added to better utilize the floor space.

     Cash provided by financing activities totaled $251,537 in the current year compared to cash used of $312,962 in fiscal 2000. In fiscal 2001 the Company increased drawdowns on both its revolving and equipment lines of credit to finance sales growth and capital additions to both the facilities and production equipment.

     Inflation and other cost increases continue to play a more significant role in the Company's day to day operations as competitive pricing pressures have restricted the Company's ability to fully recover inflation-based added expenses. Improvements in manufacturing processes and procedures, have enabled the Company to offset a

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 8


portion of the effects of inflation and continuing internal refinements are expected to generate further cost reductions during the coming year. Tightening of the local area labor markets for skilled and semi-skilled employees has significantly impacted the Company's cost structure and ability to respond to certain potential growth opportunities. This shortage of labor is expected to continue for the foreseeable future, although the impact is expected to lessen as the Company has employed difference strategies to increase production output and efficiencies.

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

Item 7. Financial Statements

     Attached following Item 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The firm of DiSanto Bertoline & Company, P.C., certified public accountants, audited the consolidated financial statements of the Company and its subsidiaries for the fiscal year ended March 31, 2000. DiSanto Bertoline & Company, P.C. was first appointed to serve as the Company's auditors in February, 1991. Representatives of such firm are not expected to be present at the Annual Meeting of Stockholders.

     On November 30, 2000, the Registrant replaced its principal accountant, DiSanto, Bertoline & Company, P.C., 628 Hebron Avenue, Glastonbury, Connecticut 06033 with Mahoney Sabol & Company, LLP, One State Street, 17th floor, Hartford, Connecticut 06103. The former accountant's reports on the Registrant's financial statements for each of the past two years contained no adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Registrant's board of directors. During the Registrant's two most recent fiscal years ending March 31, 2000, and during the period from April 1, 2000 through and including November 30, 2000, there were no disagreements between the Registrant and the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the Registrant's two most recent fiscal years ending March 31, 2000, and during the period from April 1, 2000 through and including November 30, 2000, the former accountants did not advise the Registrant that:
(a) internal controls necessary for the Registrant to develop reliable financial statements did not exist; (b) information had come to the former accountant's attention that led it to no longer be able to rely on management's representation or that made it unwilling to be associated with the financial statements prepared by management; (c) the former accountant needed to expand significantly the scope of its audit, or that information had come to the former accountant's attention that, if further investigated might have materially impacted the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the former accountant's satisfaction prior to its dismissal.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 9

     On November 30, 2000 the Registrant engaged Mahoney Sabol & Company, LLP to be its principal accountant. During the Registrant's two most recent fiscal years ending March 31, 2000 and during the period from April 1, 2000 through and including November 30, 2000, the Registrant had not consulted the newly engaged accountant regarding: (a) either the application of accounting principles to a modified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written report or oral advice was provided that the new accountant concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement with the former accountant or a reportable event. Representatives of Mahoney Sabol & Company, LLP are not expected to be present at the Annual Meeting of Stockholders.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a)-(b) The executive officers and directors of the Company are:

                                                                  Officer or
Name                  Age  Position                               Director Since
----                  ---  --------                               --------------
John F. Ferraro       67   Chairman of the Board                      1979
                           Chief Executive Officer and Secretary
Robert A. Lerman      66   President and Director                     1979
Anthony C. Mirabella  60   Director                                   1985
Robert I. Lieberman   47   Treasurer and Chief Financial Officer      1986

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

     Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in Mathematics,
Adelphi College (1961), and Master of Science in Electrical Engineering, University of Connecticut (1964). In 1979, Mr. Lerman was elected Treasurer and a Director and in 1980 President of the predecessor to the Company. Since the Company's 1981 merger, Mr. Lerman has been President and a Director of the Company, and from 1981 through 1992 served as Treasurer. In 1988, Mr. Lerman, along with Mr. Ferraro, founded Pioneer Capital Corp., of which Mr. Lerman is Secretary, Treasurer and a Director, a privately held venture capital corporation. Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York. In 1997, Mr. Lerman became President and a Director of Pioneer Ventures Corp. ("PVC") and a manager of Ventures Management Partners LLC ("VMP"), the general partner of Pioneer Ventures Associates Limited Partnership ("PVALP"), a partnership formed for the purpose of providing venture capital financing to other companies. In 1998, Mr. Lerman became a director of Initio, Inc., Tristar Corporation, and Energy Brands, Inc. In 2001, Mr. Lerman became Managing Director of Asset Management Partners, LLC ("AMP") and Managing Director of Capital Management Partners, LLC ("CAM"), the general partner of Windsor Investors I Associates Limited Partnership ("WinInv"), a partnership formed for the purpose of providing venture capital financing to other companies. See Item 12.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 10


     John F. Ferraro holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962). In 1979, Mr. Ferraro was elected Secretary and a Director of the predecessor to the Company. Since the Company's 1981 merger, Mr. Ferraro has been Chairman of the Board and Chief Executive Officer of the Company. In 1988, Mr. Ferraro, along with Mr. Lerman, founded Pioneer Capital Corp. of which Mr. Ferraro is President and a Director. In 1997, Mr. Ferraro became Secretary and a Director of PVC and a manager of VMP, the general partner of PVALP. In 1998 Mr. Ferraro became a director of American Interactive Media, Inc.; in 1999 he became a director of America's Shopping Mall, Inc.; and during the year 1998, and later reappointed in 2000, Mr. Ferraro became a director of Fidelity First Financial Corp. In 2001, Mr. Ferraro became a member of the Investment Committee of WinInv. See Item 12.

     Anthony  C.   Mirabella   holds  the  degrees  of  Bachelor  of  Mechanical
Engineering, Stevens Institute of Technology (1962) and Master in Business Administration, Western New England College (1969). He was elected a Director of the Company in 1985. Mr. Mirabella was employed by Connecticut Natural Gas Corporation from 1971 to 2000, and last served as a Senior Vice President of said concern, responsible for the Energy Network, Inc. and its district heating and cooling operations.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 11



                                            SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                            Annual      ------------------------------------------------------
                                         Compensation                  Awards           Payouts    Other
                       ----------------------------------------------------------------------------------------
                                                                                                       Company
                                                       Other          Stock     Options/      LTIP      401(k)
Name/Position          Fiscal Year    Salary/Bonus     Compensation  Awards     SARS          Payouts  Contrib.
-------------          ----------     ------------     ------------  ------     ----          -------  --------

John F. Ferraro (1)       2001         $173,207 (2)     $3,575           $0          0 shs      $0       $489
Chairman of the Board,    2000         $170,760 (2)     $3,210           $0          0 shs      $0       $518
Secretary & Director      1999         $173,151 (2)     $4,125           $0          0 shs      $0       $499

Robert A. Lerman(1)       2001         $173,207 (2)     $4,726           $0          0 shs      $0     $1,099
President & Director      2000         $176,852 (2)     $4,125           $0          0 shs      $0     $1,096
                          1999         $173,151 (2)     $3,137           $0          0 shs      $0     $1,073

Robert I. Lieberman(3)    2001         $127,788         $7,978           $0          0 shs      $0         $0
Treasurer and CFO &       2000         $130,509        $11,878           $0          0 shs      $0         $0
President of Turbotec     1999         $129,801        $14,228           $0          0 shs      $0         $0
---------------------------------------------------

(1) Messrs. Ferraro and Lerman entered into five-year employment contracts with the Company effective April 1, 1996, which agreements were each extended for one additional five-year term under the provisions of the 1996 agreements. Each employment contract provides for a basic salary at an initial annual rate of $150,000 set in 1996 with an annual increase at April 1st of each year based on increases in the Consumer Price Index. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $1,500,000 of additional life insurance. During the fiscal year ended March 31, 2001, the Company paid $108,909 in net premiums on the two life insurance policies which provide that upon death or surrender of the policy, the Company will be repaid by the insurer and/or the insured the greater of the aggregate net premiums paid by the Company or death benefit proceeds in excess of $1,500,000. At March 31, 2001, the amount receivable for premiums paid on the policies was $601,350. In addition, each employment contract contained a provision providing that in the event of disability, the employee will receive disability payments of $100,000 per year for ten years (with proportional reductions in the event of partial disability); and $6,500 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for either the longer of the remainder of the unrenewed term or three years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of termination compensation which would otherwise be due.

(2) In 2001, 2000 and 1999 Messrs. Ferraro and Lerman each received cash bonuses of $10,000, $12,500 and $17,500, respectively.

(3) Mr. Lieberman entered into a 5 year employment contract with the Company's primary operating subsidiary effective April 1, 1996 which have been renewed on year-to-year basis. The contract provided for a base salary of $110,000 for the first year, increased by $5,000 annually for each of the following two years. In addition, the contract provided for bonus pay based on performance targets established by the board of directors. The employment contract required the Company to provide certain other benefits including life and disability insurance, subject to a maximum cost per year. The contract provided termination for "cause" immediately or by the employee on 90 days prior written notice. The contract also provided for termination by the Company in which event the employee would be paid termination compensation for 180 days.

     (b) Remuneration - For the fiscal year ending March 31, 2002, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $500,000 to all officers as a group (three persons) of which Mr. Ferraro and Mr. Lerman will each be paid approximately $180,000, Mr. Lieberman will be paid approximately $140,000.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 12


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

     At June 2, 2001 no 1992 Plan ISOs were outstanding. No options under the 1992 Plan were granted in fiscal year ended March 31, 2001. The 1992 Plan will expire on December 31, 2001.

     (d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values - No options were exercised during fiscal year ended March 31, 2001. See also Item 10(e) and Item 12. The following table reflects the aggregated option exercise values at fiscal year-end held by the executive officers.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES


                                                          Number of
                                                          Securities                 Value of
                                                          Underlying                 Unexercised
                                                          Unexercised                in-the-Money
                           Shares                         Options at                 Options at
                           Acquired                       FY-End                     FY-End ($)
Name of                    on               Value         Exercisable ("E")          Exercisable ("E")
Officer or Director        Exercise         Realized      Unexercisable ("U")        Unexercisable ("U")

----------------------------------------------------------------------------------------------------------
John F. Ferraro                    0               $0           1,948,182   E       $214,300           E
Robert A. Lerman                   0               $0           1,948,182   E       $214,300           E
Anthony C. Mirabella               0               $0               6,704   E           $737           E
Robert I. Lieberman                0               $0             170,114   E        $18,713           E

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

     (g) Directors' Fees - During the fiscal year ended March 31, 2001, directors' fees of $3,961 were paid to the Company's one director who is not an officer or employee. It is anticipated that such director will be paid an aggregate of approximately $4,000 in directors' fees in the fiscal year ending March 31, 2002.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 13


     (h) Employee Retirement Savings Plan - Effective April 1, 1991, the Company adopted the Thermodynetics, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan"). The Company has determined its matching contributions to the 401(k) Plan for the plan year ending December 31, 2001 will equal a maximum of 200,000 shares of the Company's common stock, provided that the value of such grant does not exceed $35,000. See Note 15 of Notes to Consolidated Financial Statements. The assets of the 401(k) Plan are held in trust for the exclusive benefit of the participants by the trustees of the Plan, Messrs. Ferraro, Lerman and Mirabella.

     The compensation value of the 401(k) participation received by the below listed officers and directors is reflected in the Summary Compensation Table at the column labeled "Company 401(k) Contribution" at Item 10(a) hereof. The following table sets forth the number of shares of Common Stock contributed to the below referenced persons or groups of persons during the 401(k) Plan year ended December 31, 2000, Column (1), and for all years from inception of the Plan through Plan year ended December 31, 2000 Column (2).

                                             Shares Contributed by the Company
     Name                                    and Held in Trust Under 401(k) Plan
     ----                                    -----------------------------------
     Officers and Directors                     Column (1)         Column (2)
     ----------------------                     ----------         ----------
                                                                   (Aggregate)
     John F. Ferraro(a)                          8,896                60,196
     Robert A. Lerman(a)                        19,987                99,384
     Robert I. Lieberman                           -0-                16,939
     Anthony C. Mirabella(a)                       -0-                   -0-

     All officers and directors as a group(a)   28,883               176,519
         (4 persons)

     Total Matching Contribution               200,000             1,134,803
     to all employees
     (35 persons)


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

     (k) Recent Sales of Unregistered Securities - The Company has not made any recent sales of any unregistered securities within the past three (3) years, except that: (a) a total of 640,000 shares of common stock were sold on January 12, 1999 to two officers/directors of the Company, and 50,000 shares of common stock were sold on July 5, 1999 to one director of the Company, through the exercise of a portion of their respective stock options. The options have an exercise price of $0.055 per share, and thus the aggregate purchase price was $37,950. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 which was claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act; (b) a total of 590,000 options were reassigned in August, 1999 to members of the management team pro rata in accordance with their

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 14


terms. The expiration date of the options is September 30, 2002, (c) a total of 125,000 shares of common stock were issued from shares of treasury stock on October 1, 1999 as stock bonus awards. The shares were valued at $0.04 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 which was claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. See also Item 10(d) and
Item 12.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of June 2, 2001, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director and by all officers and directors of the Company as a group. The shares underlying the ISOs held by two officers/directors and one officer which are presently exercisable are deemed beneficially owned.


      Name and Address(1)         Amount and Nature                 Percent of
      of Beneficial Owner         of Beneficial Ownership           Class Owned
      -------------------         -----------------------           -----------

      Directors and Officers
      ----------------------

      John F. Ferraro             4,066,358         shs (2)(6)       25.7%
      Robert A. Lerman            4,361,526         shs (2)(7)       27.6%
      Anthony C. Mirabella          241,790         shs (3)           1.5%
      Robert I. Lieberman           272,853         shs (4)           1.7%

      All officers and            8,942,527         shs (5)          49.9%
      directors as a group
      (four persons)

      Other 5% Shareholders
      ---------------------

          None

------------------------

     (1) The address of all officers and directors is c/o the Company, 651 Day Hill Road, Windsor, CT 06095.

     (2) Includes options exercisable to acquire 1,948,182 shares; includes 60,196 shares held for Mr. Ferraro and 99,384 shares held for Mr. Lerman in trust under the Company's 401(k) Plan, respectively; includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro, respectively; excludes the aggregate 1,134,803 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

     (3) Includes options exercisable to acquire 6,704 shares. Excludes the aggregate 1,134,803 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

     (4) Includes options exercisable to acquire 170,114 shares; includes 16,939 shares held in trust under the Company's 401(k) Plan.

     (5) Includes options exercisable to acquire 4,073,182 shares; includes an aggregate 176,519 shares held in trust under the Company's 401(k) Plan for each respective officer's account; excludes the aggregate 1,134,803 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees. Includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro.

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

     (c) Reports on Form 8-K - The Company filed one (1) report on Form 8-K with respect to or during the fiscal year ended March 31, 2001. On December 5, 2000 the Company filed a Form 8-K (pursuant to Item 4 of Form 8-K) regarding the Company's change in its principal certified public accountant and auditor.

     (d) Indebtedness of Management - At March 31, 2001, no member of management was indebted to the Company in excess of $60,000.

Item 13. Exhibits and Reports on Form 8-K

     (a) Financial Statements

     Independent Auditors' Report.

     Consolidated Balance Sheets - March 31, 2001 and March 31, 2000.

     Consolidated Statements of Income and Comprehensive Income (Loss) - For The Years Ended March 31, 2001, 2000 and 1999.

     Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows - For The Years Ended March 31, 2001, 2000 and 1999.

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

     (16)       Letter re Change in Certifying Accountants.(e)

     (21) Subsidiaries - The following table indicates the wholly owned subsidiaries of Thermodynetics, Inc. and their respective states of incorporation.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 16


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

     (a)    Exhibit 3.1 to Registration Statement on Form S-1 (File No. 2-71500)

     (b) Exhibit 3(a)(ii) to Annual Report on Form 10-K for fiscal year ended 1988 (File No. 0-10707)

     (c)    Exhibit 3.2 to Registration Statement on Form S-1 (File No. 2-71500)

     (d)    Exhibit 4.1 to Registration Statement on Form S-1 (File No. 2-71500)

     (e) Exhibit to Current Report on Form 8-K dated November 30, 2000 (File No. 0-10707)

                THERMODYNETICS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS AND

                INDEPENDENT AUDITORS' REPORT

                AS OF MARCH 31, 2001 AND 2000 AND FOR THE
                YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                    CONTENTS

                                                                          Page

INDEPENDENT AUDITORS' REPORT                                                1


CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                        2

         Consolidated Statements of Income and
             Comprehensive Income (Loss)                                    3

         Consolidated Statements of Stockholders' Equity                    4

         Consolidated Statements of Cash Flows                              5

         Notes to Consolidated Financial Statements                       6 - 21

                            Mahoney, Sabol & Co., LLP
                          One State Street, 17th Floor
                               Hartford, CT 06103

                                 (860) 541-2000
                               Fax: (860) 541-2001


                          Independent Auditors' Report

To the Board of Directors and
  Stockholders of
Thermodynetics, Inc.
Windsor, Connecticut


We have audited the consolidated balance sheet of Thermodynetics, Inc. and Subsidiaries (the "Company") as of March 31, 2001, and the related consolidated statements of income and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2001 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Mahoney, Sabol & Co., LLP

Certified Public Accountants
Hartford, Connecticut

May 25, 2001
(except for Notes 3 and 4, as to
which the date is June 28, 2001)

                        DiSanto Bertoline & Company, P.C.
                         628 Hebron Avenue, Building #3
                           Glastonbury, CT 06033-2496

                              Office (860) 659-1338
                               Fax: (860) 633-0712



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Thermodynetics, Inc.

We have audited the consolidated balance sheet of Thermodynetics, Inc. and subsidiaries (Company) as of March 31, 2000, and the related consolidated statements of income and comprehensive income (loss), stockholders' equity, and cash flows for the years ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/ DiSanto Bertoline & Company, P.C.


Glastonbury, Connecticut
May 19, 2000, except for Note 3, as to
  which the date is June 28, 2001

                     THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2001 AND 2000


                                                                                                    2001                   2000
                                                                                                ------------           ------------
                                                                                                                        (Restated)
                                     ASSETS
CURRENT ASSETS
    Cash                                                                                        $     15,283           $      2,814
    Accounts receivable, net of allowance for doubtful
     accounts of $10,000 and $20,000 in 2001 and 2000, respectively                                1,319,100              1,226,817
    Inventories                                                                                    1,756,837              1,802,535
    Prepaid expenses and other current assets                                                        253,754                259,079
                                                                                                ------------           ------------
             Total current assets                                                                  3,344,974              3,291,245
                                                                                                ------------           ------------

PROPERTY, PLANT AND EQUIPMENT, net                                                                 6,020,201              5,833,988

MARKETABLE EQUITY SECURITIES                                                                          76,960                 62,456

OTHER ASSETS                                                                                       1,053,443              1,156,118
                                                                                                ------------           ------------
                                                                                                $ 10,495,578           $ 10,343,807
                                                                                                ============           ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                                                                              $  1,828,824           $  1,525,319
    Accounts payable                                                                               1,303,837              1,466,680
    Accrued expenses and taxes                                                                        80,334                 97,388
    Current portion of long-term debt                                                                384,803                352,414
                                                                                                ------------           ------------
             Total current liabilities                                                             3,597,798              3,441,801
                                                                                                ------------           ------------
LONG-TERM LIABILITIES
    Long-term debt, less current maturities included above                                         2,929,343              3,013,700
    Deferred income taxes                                                                             20,000                 53,000
                                                                                                ------------           ------------
                                                                                                   2,949,343              3,066,700
                                                                                                ------------           ------------
STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share; authorized 25,000,000
      shares                                                                                         137,800                135,800
    Additional paid-in capital                                                                     5,307,398              5,298,398
    Deficit                                                                                         (965,157)            (1,052,784)
    Accumulated other comprehensive income (loss)                                                   (367,040)              (381,544)
                                                                                                ------------           ------------
                                                                                                   4,113,001              3,999,870
    Less: treasury stock, at cost                                                                    164,564                164,564
                                                                                                ------------           ------------
                                                                                                   3,948,437              3,835,306
                                                                                                ------------           ------------
                                                                                                $ 10,495,578           $ 10,343,807
                                                                                                ============           ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                                                     2001               2000               1999
                                                                                 ------------       ------------       ------------
                                                                                                     (Restated)         (Restated)
NET SALES                                                                        $ 11,686,291       $ 10,731,636       $ 10,445,117

COST OF SALES                                                                       8,871,831          8,160,301          7,761,648
                                                                                 ------------       ------------       ------------
                 Gross profit                                                       2,814,460          2,571,335          2,683,469

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                          2,027,118          2,066,224          2,032,509
                                                                                 ------------       ------------       ------------
                 Income from operations                                               787,342            505,111            650,960

OTHER INCOME (EXPENSE)
        Other, net                                                                      6,669             44,087            (93,795)
        Interest expense                                                             (582,538)          (391,753)          (422,863)
                                                                                 ------------       ------------       ------------
                                                                                     (575,869)          (347,666)          (516,658)
                                                                                 ------------       ------------       ------------
                 Income before provision for
                   income taxes                                                       211,473            157,445            134,302

PROVISION FOR  INCOME TAXES                                                            20,000            153,000                 --
                                                                                 ------------       ------------       ------------
                 Income before cummulative effect
                   of accounting change                                               191,473              4,445            134,302

CUMMULATIVE EFFECT OF ACCOUNTING CHANGE ON
  YEARS PRIOR TO 2001, net of income tax benefit of $53,000                          (103,846)                --                 --
                                                                                 ------------       ------------       ------------

                 Net income                                                            87,627              4,445            134,302

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
        Unrealized holding gains (losses) arising during period                        14,504           (122,544)          (167,470)
        Add:  reclassification adjustment for losses included in
           net income                                                                      --                 --            104,470
                                                                                 ------------       ------------       ------------
                 Other comprehensive income (loss), net of tax                         14,504           (122,544)           (63,000)
                                                                                 ------------       ------------       ------------
                 Comprehensive income (loss)                                     $    102,131       $   (118,099)            71,302
                                                                                 ============       ============       ============
EARNINGS PER COMMON SHARE                                                        $       0.01       $       0.00       $       0.01
                                                                                 ============       ============       ============
EARNINGS PER COMMON SHARE - ASSUMING DILUTION                                    $       0.01       $       0.00       $       0.01
                                                                                 ============       ============       ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                           Common Stock                    Treasury Stock
                                      --------------------               -------------------              Accumulated
                                                            Additional                                       Other
                                       Number of              Paid-in   Number of                         Comprehensive
                                        Shares     Amount     Capital     Shares    Amount      Deficit    Income (Loss)   Total
                                      ----------  --------  -----------  --------  ---------   -----------   ---------  -----------
Balance, March 31, 1998, as
    previously reported               12,569,646  $125,696  $ 5,411,524   256,898  $(320,521)  $  (759,719)  $(196,000) $ 4,260,980

Prior period adjustment (Note 3)              --        --           --        --         --      (431,812)         --     (431,812)
                                      ----------  --------  -----------  --------  ---------   -----------   ---------  -----------
Balance, March 31, 1998, as restated  12,569,646   125,696    5,411,524   256,898   (320,521)   (1,191,531)   (196,000)   3,829,168

Issuance of stock pursuant to
  401(k) plan                             95,362       954        4,531        --         --            --          --        5,485
Issuance of stock pursuant to
  incentive plan                         640,000     6,400       28,800        --         --            --          --       35,200
Comprehensive income, as restated             --        --           --        --         --       134,302     (63,000)      71,302
                                      ----------  --------  -----------  --------  ---------   -----------   ---------  -----------

Balance, March 31, 1999, as restated  13,305,008   133,050    5,444,855   256,898   (320,521)   (1,057,229)   (259,000)   3,941,155

Issuance of stock pursuant to
  401(k) plan                            100,000     1,000        3,500        --         --            --          --        4,500
Issuance of stock pursuant to
  incentive plan                          50,000       500        2,250        --         --            --          --        2,750
Cancellation of treasury shares               --        --     (155,957) (125,000)   155,957            --          --           --
Issuance of stock                        125,000     1,250        3,750        --         --            --          --        5,000
Comprehensive income, as restated             --        --           --        --         --         4,445    (122,544)    (118,099)
                                      ----------  --------  -----------  --------  ---------   -----------   ---------  -----------

Balance, March 31, 2000, as restated  13,580,008   135,800    5,298,398   131,898   (164,564)   (1,052,784)   (381,544)   3,835,306

Issuance of stock pursuant to
  401(k) plan                            200,000     2,000        9,000        --         --            --          --       11,000
Comprehensive Income                          --        --           --        --         --        87,627      14,504      102,131
                                      ----------  --------  -----------  --------  ---------   -----------   ---------  -----------

Balance, March 31, 2001               13,780,008  $137,800  $ 5,307,398   131,898  $(164,564)  $  (965,157)  $(367,040) $ 3,948,437
                                      ==========  ========  ===========  ========  =========   ===========   =========  ===========


                  The accompanying notes are an integral part
                   of these consolidated financial statements

               THERMODYNETICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                                                           2001            2000           1999
                                                                                                        (Restated)     (Restated)
                                                                                       -------------   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                         $     87,627    $      4,445    $    134,302
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                         286,881         334,839         337,122
      Deferred tax provision                                                                (33,000)        153,000              --
      Realized losses on marketable
        equity securities                                                                        --              --         104,470
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                          (92,283)         32,707        (220,446)
        Decrease (increase) in inventories                                                   45,698         154,562        (508,677)
        Decrease (increase) in prepaid expenses and
          other current assets                                                                5,325           8,575         (27,091)
        Decrease (increase) in other assets                                                  90,735        (112,061)        (96,487)
        (Decrease) increase in accounts payable                                            (162,843)        217,570         336,675
        (Decrease) increase in accrued expenses and taxes                                    (6,054)        (60,243)         46,785
                                                                                       ------------    ------------    ------------
            Net cash provided by operating activities                                       222,086         733,394         106,653
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of marketable equity securities                                           --              --          39,530
    Purchase of investment                                                                       --              --        (100,000)
    Purchases of property, plant and equipment                                             (461,154)       (419,276)       (263,119)
                                                                                       ------------    ------------    ------------
            Net cash used in investing activities                                          (461,154)       (419,276)       (323,589)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable and long-term debt                                          611,599          11,876         472,614
    Proceeds from issuance of stock                                                              --           7,750          35,200
    Principal payments on debt obligations                                                 (360,062)       (332,588)       (291,243)
                                                                                       ------------    ------------    ------------
            Net cash (used in) provided by financing activities                             251,537        (312,962)        216,571
                                                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                              12,469           1,156            (365)

CASH, beginning of year                                                                       2,814           1,658           2,023
                                                                                       ------------    ------------    ------------
CASH, end of year                                                                      $     15,283    $      2,814    $      1,658
                                                                                       ============    ============    ============



                  The accompanying notes are an integral part
                   of these consolidated financial statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES:

     Consolidation:

     The Consolidated financial statements include the accounts of Thermodynetics, Inc., and its wholly owned subsidiaries, Turbotec Products, Inc., TPI Systems, Inc. and National Energy Systems, Inc. (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

     Nature of Operations:

     Thermodynetics, Inc. is a manufacturer of high performance, high quality heat exchangers and flexible connector products for heat transfer and plumbing applications. The Company markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, automotive, biomedical, plumbing, water heating and aerospace industries.

     Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Marketable Equity Securities:

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

     Inventories:

     Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

     Property, Plant and Equipment:

     Property, plant and equipment of the Company are carried at cost. For financial and income tax reporting purposes, depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. When items of property and equipment are sold or retired, the related cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in income.

     Intangible Assets:

     Patent costs are capitalized and amortized on a straight-line basis over 17 years. Other intangibles are amortized on a straight-line basis over their estimated useful lives.

     Cash Equivalents:

     The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2001 and 2000.

     Revenue Recognition:

     Revenues are recognized when title of products and risk of loss are transferred to the customer. When right of return exists, revenues are recorded at the time of sale with expected returns based on historical experience. Additional conditions for recognition of revenue are that collections of sales proceeds is reasonably assured and the Company has no further performance obligation according to the sales agreement.

     Income Taxes:

          The Company files consolidated federal and combined state corporate income tax returns. Tax credits are recorded as a reduction of income taxes in the year realized.

          The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

     Stock Options:

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

     Earnings Per Common Share:

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

     Accumulated Other Comprehensive Income (Loss):

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS No. 130), "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (i.e. revenue, expenses, gains, and losses) in a full set of financial statements. All prior year consolidated financial statements have been reclassified to conform to the requirements of this Statement.

     Reclassification:

     Certain amounts as of March 31, 2000 have been reclassified to conform with the March 31, 2001 presentation. The reclassifications have no material effect on the financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 2 - FINANCIAL INSTRUMENTS:

     Concentrations of Credit Risk:

     The Company's  financial  instruments that are exposed to concentrations of
     credit  risk  consist  primarily  of  cash,  trade  accounts   receivables,
     marketable equity securities and other assets:

     o Cash - The Company maintains cash balances which, at times, may exceed federal depository insurance limits. However, at March 31, 2001 and 2000, all cash balances were fully insured.

     o Trade accounts receivable - The company's customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide: principal applications involve the control of heat transfer. Total sales to individual customers which exceeded ten percent of net sales during each of the years ended March 31, 2001, 2000, and 1999 aggregated 56% (4 customers), 54% (4 customers), and 47% (3 customers), respectively. The Company performs on-going credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and realized losses have been within management's expectations.

     o Marketable equity securities - The investment is concentrated in the common stock of a publicly held entity and is subject to risks of the market as a whole and the industries in which the entity operates.

     o Other assets include a receivable relating to officers' life insurance (see Note 7) which represents the net aggregate proceeds due the Company from the insurers and insured for the reimbursement of policy premiums. Certain rights to cash value and proceeds from these policies have been assigned to the Company in order to secure amounts due.

     Fair Value of Financial Instruments:

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 2 - FINANCIAL INSTRUMENTS (Continued):

     Fair Value of Financial Instruments (Continued):

     o Marketable equity securities - Marketable equity securities are carried at fair value which is determined using quoted stock market prices.

     o Management has determined that it is not practicable to estimate the fair value of the receivable relating to officers' life insurance since these advances have been made to related parties and have no scheduled repayment terms.

     o Line of credit - The carrying amount approximates fair value as the line of credit has a variable interest rate which fluctuates with the market.

     o    Long-term debt - The carrying  amount  approximates  fair value as the
          interest  rates  on  the  various  notes   approximate  the  Company's
          estimated incremental borrowing rate.

     The Company's financial instruments are held for other than trading purposes.


NOTE 3 - RESTATEMENT OF FINANCIAL INFORMATION:

     The Company has restated its financial statements for the years ended March 31, 2000 and 1999. The restated financial results reflect corrections in its accounting procedures related to split dollar insurance arrangements maintained by the Company. Retained earnings (deficit) as of April 1, 1998 has been adjusted for the effects of the restatement on prior years. The impact of the adjustments on the Company's financial results as originally reported is summarized below:


                                             2000                        1999
                                   -------------------------   -------------------------
                                   As Reported   As Restated   As Reported   As Restated
                                   -----------   -----------   -----------   -----------

     Income before provision
       for income taxes            $   274,593   $   157,445   $   243,752   $   134,302
                                   ===========   ===========   ===========   ===========
     Net income                    $    79,593   $     4,445   $   243,752   $   134,302
                                   ===========   ===========   ===========   ===========
     Earnings per common share     $      0.01   $      0.00   $      0.02   $      0.01
                                   ===========   ===========   ===========   ===========
     Earnings per common share -
       assuming dilution           $      0.01   $      0.00   $      0.02   $      0.01
                                   ===========   ===========   ===========   ===========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999



NOTE 4 - CHANGE IN ACCOUNTING METHOD:

     During the year ended March 31, 2001, the Company changed its method of computing the IRS section 61 income related to split dollar insurance arrangements maintained by the Company from the utilization of the government's PS 58 tables to the insurance carrier's annually renewable term insurance rates. The Company believes the new method more accurately reflects the term insurance costs of the insurance. The effect of this change was to decrease the interest income calculated on the cumulative amounts loaned to certain officers/directors for their contribution toward the premium payments which decreased net income for the year ended March 31, 2001 by $47,066. The cumulative effect of the change on prior years, of $103,846, is a one-time charge to income. The following pro forma amounts show the effect of applying the change retroactively:


                                         2000                    1999
                                  ------------------    -----------------------
                                  Actual   Pro Forma     Actual      Pro Forma
                                  -------  ---------    ---------   -----------
Net income                        $ 4,445   $ 3,635     $ 134,302   $   100,831
                                  =======   =======     =========   ===========
Earnings per common share            0.00      0.00          0.01          0.01
                                  =======   =======     =========   ===========
Earnings per common share-
  assuming dilution                  0.00      0.00          0.01          0.01
                                  =======   =======     =========   ===========


NOTE 5 - INVENTORIES:

     The major classes of inventories consist of the following as of March 31:

                                                 2001               2000
                                              ----------         ----------
     Raw materials                            $  983,073         $1,041,791
     Work-in-process                             239,600            281,653
     Finished goods                              534,164            479,091
                                              ----------         ----------
                                              $1,756,837         $1,802,535
                                              ==========         ==========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999



NOTE 6 - NET PROPERTY AND EQUIPMENT:

     Property and equipment are summarized by major classifications as follows at March 31:

                                                   2001             2000
                                                -----------     -----------
     Land                                       $   204,484     $   204,484
     Buildings                                    4,915,132       4,867,833
     Machinery and equipment                      4,605,239       4,258,741
     Furniture and equipment                        764,692         749,899
     Leasehold improvements                         838,713         792,991
                                                -----------     -----------
                                                 11,328,260      10,873,948
     Less accumulated depreciation
        and amortization                          5,308,059       5,039,960
                                                -----------     -----------
                                                $ 6,020,201     $ 5,833,988
                                                ===========     ===========

     During the year ended March 31, 2001, the company increased its estimate of the useful lives of certain buildings, machinery and equipment to reflect their extended productive use. This change had the effect of increasing income before provision for income taxes for the year ended March 31, 2001 by $66,125.


NOTE 7 - MARKETABLE EQUITY SECURITIES:

     The cost and market values of marketable equity securities (common stocks) as well as the gross unrealized gains and losses are as follows:

     Non-current Common Stock                     2001            2000
                                              ------------    ------------
     Cost                                     $    444,000    $    444,000
     Gross unrealized loss                        (367,040)       (381,544)
                                              ------------    ------------

     Market value                             $     76,960    $     62,456
                                              ============    ============

     The Company owns 37,000 shares of common stock of a developer of renewable energy projects which has been classified as non-current marketable equity securities. As of March 31, 2001 and 2000, accumulated other comprehensive loss totaling $367,040 and $381,544, respectively, has been included in stockholders' equity to reflect the excess of the cost basis over market value.

     Realized losses on marketable equity securities of $104,470 are included in other income (expense), net for the year ended March 31, 1999, in the consolidated statement of income and comprehensive income (loss). There were no realized gains or losses for the years ended March 31, 2001 and 2000.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 8 - OTHER ASSETS:

         Other assets consists of the following at December 31:

                                                             2001            2000
                                                          ------------   ------------
                                                                          (Restated)

     Land held for sale                                   $    121,194   $    119,666
     Intangible assets, net of accumulated amortization
        of $403,568 and $391,628 in 2001 and 2000,
        respectively.                                           91,803        103,743
     Life insurance loans receivable, net                      731,374        818,847
     Investments                                               100,000        100,000
     Other                                                       9,072         13,862
                                                          ------------   ------------

                                                          $  1,053,443   $  1,156,118
                                                          ============   ============


NOTE 9 - LINE OF CREDIT:

     The Company has a revolving line of credit with Citizens Bank "the Bank" originally dated October 31, 1994. The agreements were amended on October 1, 2000 and provide for a borrowing base equal to the sum of the following:
     80% of unpaid qualified receivables, the lesser of $1,200,000 or 50% of the lower of cost or market value of eligible raw and work-in-process inventory, plus the lesser of $350,000 or 50% of the lower of cost or market value of eligible finished goods inventory less 100% of the aggregate amount of then undrawn on all letters of credit and acceptances issued by the Bank to a maximum of $2,400,000. The interest rate is prime (8% and 9% for March 31, 2001 and 2000) plus .75%.


NOTE 10 - LONG-TERM DEBT:

                                                         2001          2000
                                                     ------------   ------------
     Mortgage note payable                           $  1,633,333   $  1,720,833
     Mortgage note payable - multi-purpose building       993,835      1,020,471
     Term notes payable                                   686,978        624,810
                                                     ------------   ------------
                                                        3,314,146      3,366,114
     Less: current maturities                             384,803        352,414
                                                     ------------   ------------

                                                     $  2,292,343   $  3,013,700
                                                     ============   ============

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 10 - LONG-TERM DEBT (Continued):

     On July 23, 1999, the Company obtained a secured term note from a bank, the proceeds from which replaced a mortgage note payable on the Company's principal facility and the remainder was used as payment against the Company's revolving line of credit. The $1,750,000 note requires monthly principal installments of $7,292 (except the last installment which shall be the unpaid balance) plus interest at the bank's lending rate (8% and 9% at March 31, 2001 and 2000) plus 1%, and matures on December 1, 2004. The note is secured by substantially all of the assets of the Company.

     On June 25, 1996, the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,100,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 13) and a second mortgage on the Company's principal facility. The note is payable in monthly installments of principal and interest of $10,510. The note has a fixed interest rate of 9.72% through August 2001, at which time the interest rate will be adjusted as defined in the note. In addition, the Company must comply with certain financial and non-financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the loan's maturity date.

     The Company has various secured term notes from a bank which require total monthly principal installments of $31,182 plus interest at the bank's lending rate (8% and 9% at March 31, 2001 and 2000) plus 1%, maturing through fiscal 2007. The notes are secured by substantially all assets of the Company.

     Maturities of long-term debt for each of the years succeeding March 31, 2001 are as follows:

              Year ending March 31,
                   2002                                       $    384,803
                   2003                                            313,444
                   2004                                            218,543
                   2005                                          1,459,333
                   2006                                             36,735
                   2007 and thereafter                             901,288
                                                              ------------
                                                                $3,314,146
                                                              ============

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999



NOTE 11 - STOCKHOLDERS' EQUITY:

     Stock Options:

     In February 1990,  the  stockholders  approved the Company's  Non-Qualified
     Stock Incentive Plan (the 1990 Plan) reserving 750,000 shares of the Company's common stock for issuance pursuant to options, stock appreciation rights (SAR) or stock awards which may be granted under the 1990 Plan. Participation in the 1990 Plan and the type and amount of the award or grant to be made to each participant is determined by the Board of Directors. Through March 31,1999, no options or SARs had been granted under the 1990 Plan. The 1990 Plan expired on January 1, 1999.

     In December 1991, the stockholders approved the Company's Incentive Stock Option Plan (the 1992 ISO Plan) reserving 500,000 shares of the Company's common stock for issuance pursuant to options which may be granted under the 1992 ISO Plan at exercise prices equal to the market value on the date of grant. The terms of the 1992 ISO Plan are essentially the same as the 1990 Plan. Through March 31, 1999, 140,000 options had been granted under the 1992 ISO plan at an exercise price of $.34 per share, all of which have expired without exercise as of March 31, 1999.

     In May, 1995, the Board of Directors granted options to employees and directors which provide the opportunity to purchase a total of 4,920,000 shares of common stock at an exercise price of $.055 per share (market price at the date of issuance). All employees and directors were fully vested at the time of issuance and the options expire on September 30, 2002. Through March 31, 2001, 700,000 shares have been issued as a result of the exercise of options, resulting in a charge to operations of $-0- for the years ended March 31, 2001, 2000 and 1999, respectively.

     A summary of the status of the Company's three stock option plans as of March 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                            2000                        2000                          1999
                                 -------------------------    -------------------------    -------------------------
                                 Outstanding      Price       Outstanding      Price       Outstanding      Price
                                 -----------   -----------    -----------   -----------    -----------   -----------
Outstanding at beginning
       of year                     4,300,000      $.055         4,270,000      $.055         4,910,000      $.055
     Granted                            --        $.055            80,000      $.055              --        $--
     Exercised                          --        $.055           (50,000)     $.055          (640,000)     $.055
     Canceled                           --        $--                --        $--                --        $--
                                 -----------                   -----------                  -----------
     Outstanding at end of year    4,300,000      $.055         4,300,000      $.055          4,270,000     $.055
                                 ===========                   ===========                  ===========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 11 - STOCKHOLDERS' EQUITY (Continued):

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



                                            2000                        2000                          1999
                                 -------------------------    -------------------------    -------------------------
                                 As Reported    Pro Forma     As Restated    Pro Forma     As Restated    Pro Forma
                                 -----------   -----------    -----------   -----------    -----------   -----------
Income
  Net Income                     $    87,627   $    87,627    $     4,445   $     3,325       134,302    $   134,302
                                 ===========   ===========    ===========   ===========    ===========   ===========

Income per common share          $      0.01   $      0.01    $      0.00   $      0.00    $     0.01    $      0.01


     The fair value of each option grant is estimated on the date of grant with the following assumptions:

                Expected dividend yield                               0%
                Expected volatility                                  42%
                Risk-free interest rate                             6.5%
                Expected life of options                       76 months


NOTE 12 - EARNINGS PER COMMON SHARE:

     A reconciliation of the numerators and denominators of the basis and diluted Earning per Common Share (EPS) computations for the years ended March 31, 2001, 2000 and 1999 is as follows:



                                            2000                        2000                          1999
                                 -------------------------    -------------------------    -------------------------
                                   Income        Shares         Income         Shares        Income        Shares
                                 (Numerator)   (Denominator)  (Numerator)  (Denominator)   (Numerator)  (Denominator)
                                                              (Restated)                   (Restated)
                                 -----------   -----------    -----------   -----------    -----------   -----------
Net Income                       $    87,627                  $    4,445                    $ 134,302
                                 -----------                  ----------                    ---------

Basic EPS
 Income available to common
  stockholders                        87,627    13,730,693         4,445     13,526,734       134,302     12,789,127

Effect of Dilutive Securities
 Stock Options                          --       2,939,241          --        2,711,324          --        2,714,192
                                 -----------   -----------    -----------   -----------    -----------   -----------

Diluted EPS
 Income available to common
 stockholders including
 assumed conversions             $    87,627   $16,669,934    $    4,445     16,238,058     $ 134,302     15,503,319
                                 ===========   ===========    ===========   ===========    ===========   ===========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 13 - RENTAL OF MULTI-PURPOSE BUILDING:

     The Company leases a portion of its multi-purpose building (see Note 10) to an unrelated tenant under an agreement which expires August 31, 2005. Rental income aggregated $50,792, $51,750 and $49,833 for the years ended March 31, 2001, 2000 and 1999, respectively, and is included in other income (expense), net in the accompanying consolidated statements of income and comprehensive income (loss).


NOTE 14 - RESEARCH AND DEVELOPMENT COSTS

     Research   and   development   costs   charged  to  selling,   general  and
     administrative expenses amounted to $107,732, $104,438 and $116,783 for the years ended March 31, 2001, 2000 and 1999, respectively.


NOTE 15 - ADVERTISING

     The Company expenses the production costs of advertising when the costs are incurred. Advertising expense charged to selling, general and administrative expenses totaled $31,515, $28,101 and $29,603 for the years ended March 31, 2001, 2000, and 1999, respectively.


NOTE 16 - INCOME TAXES:

     The provision for (benefit from) income taxes consists of the following:


                                      2001           2000          1999
                                  -----------    -----------   -----------
                                                  (Restated)    (Restated)

     Current
      State                               --             --            --
                                   -----------    -----------   -----------

     Deferred                          (33,000)       153,000          --
                                   -----------    -----------   -----------

                                   $   (33,000)   $   153,000   $      --
                                   ===========    ===========   ===========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 16 - INCOME TAXES (Continued):

     The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company's AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. For 2001, 2000 and 1999, the Company had no liability for state taxes based upon income. State taxes accrued were based on net worth and, accordingly, included in selling, general and administrative expenses.

     The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for fiscal years 2001, 2000 and 1999. The principal reasons for this difference are listed in the following table:


                                      2001           2000          1999
                                  -----------    -----------   -----------
                                                  (Restated)    (Restated)

Statutory federal and state
 income tax                                34%            34%           34%
Amortization and other                   -175            -20           -37
Utilization of net operating loss
 carryforwards                            227            193            25
Change in valuation allowance            -146           -110           -22
                                   -----------    -----------   -----------

                                         -60%             97%           0%
                                   ===========    ===========   ===========


     The significant components of the deferred tax provision are as follows:


                                      2001           2000          1999
                                  -----------    -----------   -----------
                                                  (Restated)    (Restated)

Net operating loss- federal       $    75,000     $  249,000    $    25,000
Property and equipment, net           (63,000)        10,000         24,000
Other                                   4,000          --             4,000
Uniform capitalization                 (1,000)        15,000         (2,000)
Net Operating loss- state                --           47,000        (29,000)
Valuation Allowance                   (48,000)      (168,000)       (22,000)
                                   -----------    -----------   -----------

                                  $   (33,000)    $  153,000    $     --
                                   ===========    ===========   ===========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 16 - INCOME TAXES (Continued):

     The components of the net deferred tax accounts as of March 31, 2001 and 2000 are as follows:


                                          2001           2000
                                      -----------    -----------
                                                      (Restated)

Deferred tax assets:
Net operating loss- federal           $   709,000    $   784,000
Investment tax credits                    144,000)       144,000
Uniform capitalization                     22,000         21,000
Valuation Reserve                            --          (48,000)
Other                                      14,000         18,000
                                      -----------    -----------
Total deferred tax assets                 889,000        919,000

Deferred tax liabilities:
 Property and equipment, net          $  (909,000)   $  (972,000)
                                      -----------    -----------
Net deferred tax asset (liability)    $   (20,000)   $   (53,000)
                                      ===========    ===========


     The Company has $2,100,000 of net operating losses for federal income tax reporting purposes available for carryforward, which expire in years ending March 31, 2004 through 2011. Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, inventory capitalization adjustments recorded for tax reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Unused tax credit carryovers totaled approximately $144,000 as of March 31, 2001 and expire in years ending March 31, 2008.

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 17 - 401(k) PLAN

     The Company has a defined contribution 401(k) plan, which covers all participating employees who are over the age of 21 years and have at least one year of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Matching contributions are made, in the form of Company common stock, subsequent to the close of the Company's fiscal year. Contributions for the years ended March 31, 2001, 2000 and 1999 totaled $11,000, $11,000 and $4,500, respectively.


NOTE 18 - EMPLOYMENT CONTRACTS

     The Company has employment agreements with two of its employees, which were to expire on April 1, 2001. After that date, the employment relationships continue from year to year unless either party provides the other with written notice of intent not to renew. These agreements provide for combined annual base salaries of $215,000 for the fiscal years ended March 31, 1999, 2000 and 2001. The employees may also earn a discretionary bonus based on performance targets established by the Board of Directors.

     The Company has also entered into employment agreements with two employees and directors, which were to expire on April 1, 2001. The agreements were renewed for one additional five-year term with the same terms and conditions. These agreements provide for an annual base salary of $150,000 each, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage. In addition, upon death, the employees' estate will receive a specified death benefit from life insurance policies funded by the Company (see Note 8).

     In the event of termination, all four agreements provide for the continuation of compensation and benefits. However, the employees may not compete with the Company within the United States for a period of two years after termination.

NOTE 19 - CASH FLOW INFORMATION:

     Cash paid for interest was $538,429, $354,605 and $388,411 for the years ended March 31, 2001, 2000 and 1999.

     Long-term debt of $336,991, $1,163,352 and $147,764 was incurred when the Company acquired equipment and vehicles during the year ended March 31, 2001, 2000 and 1999, respectively.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED MARCH 31, 2001, 2000 AND 1999


NOTE 19 - CASH FLOW INFORMATION (Continued):

     Issuance of stock pursuant to 401(k) plan was $11,000, $4,500 and $5,485 for the years ended March 31, 2001, 2000 and 1999, respectively.

     Unrealized holding losses were $14,504, $122,544 and $63,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

     During the year ended March 31, 1999, the Company purchased an investment of $100,000 on margin.


NOTE 20 - OTHER COMPREHENSIVE INCOME

     Other comprehensive income is reflected net of a provision for income taxes totaling $-0- for each of the years ended March 31, 2001, 2000 and 1999.

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
    Secretary and Director

Date: June  28, 2001
           ----


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  (Registrant)
                              THERMODYNETICS, INC.



By: /s/ John F. Ferraro                    By: /s/ Robert A. Lerman
   -------------------------------------      ----------------------------------
    John F. Ferraro, Chairman of                Robert A. Lerman, President
    the Board, Chief Executive Officer,         and Director
    Secretary and Director

Date: June    28   , 2001                  Date: June   28  , 2001
           --------                                   ------




By: /s/ Robert I. Lieberman                By: /s/ Anthony C. Mirabella
   -------------------------------------      ----------------------------------
    Robert I. Lieberman, Chief                  Anthony C. Mirabella, Director
    Financial Officer and
    Treasurer

Date: June    28   , 2001                  Date: June   28  , 2001
           --------                                   ------