Form 10QSB
period 2001-06-30
THERMODYNETICS INC
filed 2001-08-14
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001     Commission File Number: 0-10707


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                      Outstanding at June 30, 2001
---------------------------                         ----------------------------
Common stock $.01 Par Value                              13,648,110 Shares

Transitional Small Business Disclosure Format     Yes |_|   No  |X|

                                     Page 10
                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I            FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Balance Sheets
                     June 30, 2001 and March 31, 2001......................    3

                  Consolidated Statements of Income and Comprehensive
                     Income Three Months Ended June 30,
                     2001 and 2000.........................................    4

                  Consolidated Statements of Cash Flows
                     Three Months Ended June 30,
                     2001 and 2000.........................................    5

                  Notes to Consolidated Financial Statements...............  6-7

      Item 2.     Management's Discussion and Analysis or
                         Plan of Operation.................................  8-9

PART II           OTHER INFORMATION

      Item 1.     Legal Proceedings........................................   10

      Item 2.     Changes in Securities....................................   10

      Item 3.     Defaults Upon Senior Securities..........................   10

      Item 4.     Submission of Matters to a Vote of Security Holders......   10

      Item 5.     Other Information........................................   10

      Item 6.     Exhibits and Reports on Form 8-K.........................   10

SIGNATURE PAGE ............................................................   11

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                            June 30,              March 31,
                                                                             2001                   2001
                                                                             ----                   ----
                                                                          (Unaudited)            (Audited)
                                                                                                 (Restated)
     CURRENT ASSETS
       Cash                                                               $      3,466          $     15,283
       Accounts Receivable, Net                                              1,360,342             1,319,100
       Inventories                                                           1,761,173             1,756,837
       Prepaid Expenses and Other Current Assets                               358,128               253,754
                                                                          ------------          ------------
         Total Current Assets                                                3,483,109             3,344,974
                                                                          ------------          ------------

     PROPERTY , PLANT AND EQUIPMENT
       Property, Plant and Equipment - At Cost                              11,428,472            11,328,260
       Less: Accumulated Depreciation                                        5,388,146             5,308,059
                                                                          ------------          ------------
        Property, Plant, and Equipment - Net                                 6,040,326             6,020,201
                                                                          ------------          ------------

     OTHER ASSETS
       Undeveloped Land Held for Investment                                    122,799               121,194
       Intangible Assets - Net of Amortization                                  90,893                91,803
       Officers' Life Insurance                                                745,003               731,374
       Investment in Foreign Company                                           100,000               100,000
       Deposits and Other                                                        9,469                 9,072
       Marketable Equity Securities, at Market                                 111,000                76,960
                                                                          ------------          ------------
         Total Other Assets                                                  1,179,164             1,130,403
                                                                          ------------          ------------

     TOTAL ASSETS                                                         $ 10,702,599          $ 10,495,578
                                                                          ============          ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Accounts Payable                                                   $  1,454,351          $  1,303,837
       Accrued Taxes and Expenses                                               89,103                80,334
       Current Portion of Long-Term Debt                                       364,800               384,803
       Notes Payable - Bank                                                  1,818,853             1,828,824
                                                                          ------------          ------------
         Total Current Liabilities                                           3,727,107             3,597,798
                                                                          ------------          ------------

     DEFERRED INCOME TAXES                                                      20,000                20,000
     LONG-TERM DEBT                                                          2,838,785             2,929,343

     STOCKHOLDERS' EQUITY
       Common Stock, Par Value $.01/Share,
       Authorized 25,000,000 shares, issued 13,780,008 shares
           at 6/30/01 and 3/31/01                                              137,800               137,800
         Additional Paid-in Capital                                          5,307,398             5,307,398
       Less:  Treasury Stock, 131,898 shares, at Cost                          164,564               164,564
       Less:  Accumulated Other Comprehensive Loss                             333,000               367,040
       Retained Earnings (Deficit)                                            (830,927)             (965,157)
                                                                          ------------          ------------
         Total Stockholders' Equity                                          4,116,707             3,948,437
                                                                          ------------          ------------

     TOTAL LIABILITIES AND                                                $ 10,702,599          $ 10,495,578
       STOCKHOLDERS' EQUITY                                               ============          ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                        2001            2000
                                                        ----            ----
                                                                     (Restated)

Net Sales                                          $  3,055,364    $  3,186,844

Cost of Goods Sold                                    2,306,986       2,361,676
                                                   ------------    ------------

Gross Profit                                            748,378         825,168

Selling, General & Administrative Expenses              491,201         515,864
                                                   ------------    ------------

Income From Operations                                  257,177         309,304
                                                   ------------    ------------

Other Income (Expense)
     Interest Expense, Net                             (120,238)       (151,488)
     Other - Net                                         (2,709)            214
                                                   ------------    ------------
     Total Other Income (Expense)                      (122,947)       (151,274)
                                                   ------------    ------------

Income Before Income Taxes                              134,230         158,030

Provision for Income Taxes                                  -0-             -0-
                                                   ------------    ------------

Income Before Cumulative Effect of
   Accounting Change                                    134,230         158,030

Cumulative Effect of Accounting Change, Net
    Of Income Tax Benefit of $53,000                        -0-        (103,846)
                                                   ------------    ------------

Net Income                                              134,230          54,184

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period         34,040             -0-
                                                   ------------    ------------
                                                         34,040             -0-

Comprehensive Income                               $    168,270    $     54,184
                                                   ------------    ------------

Earnings per Share-Basic                           $        .01    $        .01
                                                   ============    ============

Earnings per Share-Diluted                         $        .01    $        .01
                                                   ============    ============

Weighted Average Shares Outstanding- Basic           13,780,008      13,582,206
                                                   ============    ============
   Weighted Average Shares Outstanding- Diluted      16,109,175      16,756,015
                                                   ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                           2001         2000
                                                        ---------    ---------
                                                                     (Restated)
OPERATING ACTIVITIES:
  Net income                                            $ 134,230    $  54,184
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation and amortization                            80,997       80,153
  Deferred tax provision                                      -0-          -0-
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable               150,514       70,585
    Decrease (increase) in prepaid expenses and          (104,771)     (64,514)
        other assets
    Decrease (increase) in accounts receivable            (41,242)    (307,647)
    Decrease (increase) in inventories                     (4,336)    (195,173)
    Increase (decrease) in accrued expenses                 8,769       25,456
                                                        ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                          224,161     (336,956)
                                                        ---------    ---------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment             (100,212)    (121,486)
  Increase in other investments                            (1,605)      (1,528)
 (Increase ) decrease in officers life insurance          (13,629)      91,295
                                                        ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (115,446)     (31,719)
                                                        ---------    ---------
FINANCING ACTIVITIES
  Net proceeds from revolving and term debt              (120,532)     368,629
                                                        ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (120,532)     368,629
                                                        ---------    ---------

INCREASE (DECREASE) IN CASH                               (11,817)         (46)

CASH AT BEGINNING OF PERIOD                                15,283        2,814
                                                        ---------    ---------
CASH AT END OF PERIOD                                   $   3,466    $   2,768
                                                        =========    =========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended June 30, 2001 and June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its financial statements for the period ended June 30, 2000. The restated financial results reflect corrections in its accounting procedures related to split dollar insurance arrangements maintained by the Company. Retained earnings (deficit) as of April 1, 2000 has been adjusted for the effects of the restatement on prior years.

     During the year ended March 31, 2001, the Company changed its method of computing the IRS section 61 income related to split dollar insurance arrangements maintained by the Company from the utilization of the government's PS 58 tables to the insurance carrier's annually renewable term insurance rates. The Company believes the new method more accurately reflects the term insurance costs of the insurance. The effect of this change was to decrease the interest income calculated on the cumulative amounts loaned to certain officers/directors for their contribution toward the premium payments. The cumulative effect of the change on prior years, of $103,846, is a one-time charge to income, reflected in the earliest period in the year the change was made.

The impact of the adjustments on the Company's financial results as originally reported is summarized below:

                                                Three Months Ended June 30, 2000
                                                  As Reported     As Restated
                                                  -----------     -----------
Income before provision for income taxes          $   172,706     $   158,030
Net income                                        $   138,706     $    54,184
Earnings per common share                         $     .01       $     .01
Earnings per common share-assuming dilution       $     .01       $     .01

NOTE 3: INVENTORIES

Inventories consist of the following at:

                                          June 30, 2001       March 31, 2001
                                          -------------       --------------
Raw materials                              $  968,206           $  983,073
Work-in-process                               239,600              239,600
Finished goods                                553,367              534,164
                                           ----------           ----------
                                           $1,761,173           $1,756,837
                                           ==========           ==========

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

NOTE 4: EARNINGS PER SHARE

     The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three months ended June 30, 2001 and June 30, 2000 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:

                                                       Three Months Ended
                                                  June 30, 2001   June 30, 2000
                                                  -------------   -------------

Weighted Average Shares Outstanding- (Basic)       13,780,008      13,582,206
Assumed Conversion of Stock Options                 2,329,167       3,173,809
                                                   ----------      ----------
Weighted Average Shares Outstanding- (Diluted)     16,109,175      16,756,015
                                                   ==========      ==========

NOTE 5: INCOME TAXES

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

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

                                          June 30, 2001    March 31, 2001
                                          -------------    --------------
Assets:
      Uniform capitalization adjustment   $  21,000          $  22,000
      Net operating loss carryforward       695,000            709,000
      Investment tax credits                144,000            144,000
      Other                                  13,000             14,000
                                          ---------          ---------
                                            873,000            889,000
                                          ---------          ---------
    Liabilities:
      Accelerated depreciation             (893,000)          (909,000)
                                          ---------          ---------
                                           (893,000)          (909,000)
                                          ---------          ---------
    Net deferred tax  asset (liability)   $ (20,000)         $ (20,000)
                                          =========          =========

     At June 30, 2001, the Company had net operating loss carryforwards of approximately $2,016,000 expiring from 2004 to 2011.

NOTE 6: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                               3 Months Ended June 30,
                                                  2001        2000
                                                  ----        ----
Cash payments for interest                      $120,238   $136,812
Issuance of common stock to 401(k) plan         $    -0-   $ 11,000
Valuation reserve to reflect long-term equity
      securities at market                      $ 34,040   $    -0-

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     RESULTS OF OPERATIONS

     Net sales for the three months ended June 30, 2001 totaled $3,055,364 down slightly from the record level of $3,186,844,recorded during the comparable quarter of the prior year.

     The strong sales performance in the first quarter continued the trend started several years ago, where many of the markets served by the company have experienced extremely strong requirements for products in the spring months, led by water source heat pump applications. This core business, spurred by new housing starts in many regions of the US, continued to exhibit significant growth. Other markets for coaxial coils, including swimming pool heat pumps and marine space conditioning products, also contributed significantly to the Company's shipments during the quarter.

     Tempering the growth in residential heat pump applications was a reduction in requirements from the commercial and industrial sectors. Product sales supporting these applications have moved from being flat to a noticeable downward trend in the latest three month period, reflecting the softness felt in many areas of the economy.

     Cost of sales aggregated approximately 75% of net sales for the current period, versus 74% for the same period last year. Gross margins have remained stagnant as the recovery of increased costs has been hampered by the inability to consistently institute price increases due to global competition and the lack of demand in some markets. Direct labor unit costs increased as higher labor rates were only partially offset by efficiencies attributable to cellular manufacturing. Material costs were consistent with prior periods, as copper pricing in the commodity markets was stable although the manufacturing mix included more material intensive coils. Manufacturing overhead expenses also were somewhat higher than the June 2000 quarter due to increases in employee benefit costs, utility expenses and other occupancy related costs.

     Selling, general and administrative expenses decreased by $24,663 over the same period last year. Changes in staffing levels in various support functions were made during the later stages of last fiscal year, which are now reflected as part of lower base operating period costs in fiscal 2002. As the Company plans on supplementing its marketing and engineering staffs during later stages of the current year, future period expenses are expected to increase.

     The Company is in the process of completing a significant conversion of its information processing systems to an integrated enterprise resource planning model. The new system will incorporate all major functional areas including planning, procurement, finance, costing, quality control and customer relationships.

     Interest expense decreased from $151,488 in the June 2000 quarter to $120,238 in the current period due to decreases in the prime borrowing rate charged by banks coupled by the continued amortization of term debt related to buildings and machinery and equipment.

     The Company restated its financial statements for the period ended June 30, 2000 to reflect a change in its accounting procedures related to split dollar insurance arrangements maintained by the Company. Retained earnings (deficit) as of April 1, 2000 has been adjusted for the effects of the restatement in prior years. Also during the year ended March 31, 2001, the Company changed its method of computing the IRS section 61 income related to split dollar insurance arrangements from the utilization of the government's PS 58 tables to the insurance carrier's annually renewable term insurance rates. The cumulative effect of the change on prior years of $103,846, is a one-time charge to income, reflected in the June 2000 quarter, the earliest period in the year the change was made.

     LIQUIDITY AND CAPITAL RESOURCES

     During the current quarter, current assets increased by $138,135 and total assets increased to $10,702,599, a gain of $207,021 over March 31, 2001. Current liabilities increased by a smaller margin ($129,309) contributing to the improvement in working capital. Accounts receivable increased during the quarter by $41,242 reflecting the higher level of shipments in the first quarter compared to the last three months of the prior fiscal year. Inventories remained the same despite the higher production levels as finished goods were depleted to meet customer requirements. Inventories are expected to remain at or near this level during the balance of the fiscal year, based on projected shipment levels for the remaining three quarters.

     Investing activities relating to purchases of fixed assets decreased slightly from $121,486 during the prior year comparable quarter to $100,212 in the three months ended June 30, 2001. The amount receivable from officer life insurance policies increased by $13,629 in the June 2001 quarter resulting form the funding of premiums during the period. The receivable decreased by $91,295 in the restated three-month period ended June 2000 as a result of the change in accounting method and correction of the prior year financial statements.

     Net cash provided by financing activities in the quarter ended June 30, 2000 was $368,629 as the increases in inventories and accounts receivable resulted in additional advances against the revolving line of credit. During the current year period there was a net repayment of term and revolving debt of $120,532.

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

                                    THERMODYNETICS, INC.

Date: August 13, 2001               By:      /s/  Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President

Date: August 13, 2001               By:      /s/  Robert I. Lieberman
                                           -------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer