Form 10QSB
period 2001-09-30
THERMODYNETICS INC
filed 2001-11-08
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2001

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


           Class                             Outstanding at September 30, 2001
Common stock $.01 Par Value                           13,848,110 Shares


Transitional Small Business Disclosure Format     Yes [_]   No [x]

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                     Page Number
                                                                     -----------


PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets
                 September 30, 2001 and March 31, 2001.....................    3

              Consolidated Statements of Income and Comprehensive
                 Income Three Months Ended September 30,
                 2001 and 2000.............................................    4

              Consolidated Statements of Income and Comprehensive
                 Income Six Months Ended September 30,
                  2001 and 2000............................................    5

              Consolidated Statements of Cash Flows
                 Six Months Ended September 30,
                 2001 and 2000.............................................    6

              Notes to Consolidated Financial Statements...................  7-8

     Item 2.  Management's Discussion and Analysis or
                 Plan of Operation......................................... 9-10


PART II        OTHER INFORMATION

     Item 1.  Legal Proceedings............................................   11

     Item 2.  Changes in Securities........................................   11

     Item 3.  Defaults Upon Senior Securities..............................   11

     Item 4.  Submission of Matters to a Vote of Security Holders..........   11

     Item 5.  Other Information............................................   11

     Item 6.  Exhibits and Reports on Form 8-K.............................   11

SIGNATURE PAGE ............................................................   12

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                              September 30,        March 31,
                                                                   2001              2001
                                                              ------------       ------------
                                                               (Unaudited)        (Audited)
CURRENT ASSETS
  Cash                                                        $      3,466       $     15,283
  Accounts Receivable, Net                                       1,324,838          1,319,100
  Inventories                                                    1,750,012          1,756,837
  Prepaid Expenses and Other Current Assets                        310,076            253,754
                                                              ------------       ------------
    Total Current Assets                                         3,388,392          3,344,974
                                                              ------------       ------------

PROPERTY , PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                       11,598,688         11,328,260
  Less: Accumulated Depreciation                                 5,467,921          5,308,059
                                                              ------------       ------------
    Property, Plant, and Equipment - Net                         6,130,767          6,020,201
                                                              ------------       ------------

OTHER ASSETS
  Undeveloped Land Held for Investment                                 -0-            121,194
  Intangible Assets - Net of Amortization                           89,985             91,803
  Officers' Life Insurance                                         765,828            731,374
  Investment in Foreign Company                                     98,107            100,000
  Deposits and Other                                                 8,187              9,072
  Marketable Equity Securities, at Market                           74,000             76,960
                                                              ------------       ------------
    Total Other Assets                                           1,036,107          1,130,403
                                                              ------------       ------------
TOTAL ASSETS                                                  $ 10,555,266       $ 10,495,578
                                                              ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                            $  1,255,886       $  1,303,837
  Accrued Taxes and Expenses                                        34,806             80,334
  Current Portion of Long-Term Debt                                361,184            384,803
  Notes Payable - Bank                                           1,758,072          1,828,824
                                                              ------------       ------------
    Total Current Liabilities                                    3,409,948          3,597,798
                                                              ------------       ------------

DEFERRED INCOME TAXES                                               20,000             20,000
LONG-TERM DEBT                                                   2,975,668          2,929,343

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 13,980,008 shares
    at 9/30/01 and 13,780,008 at 3/31/01                           139,800            137,800
  Additional Paid-in Capital                                     5,316,398          5,307,398
  Less:  Treasury Stock, 131,898 shares, at Cost                   164,564            164,564
  Less:  Accumulated Other Comprehensive Loss                      370,000            367,040
  Retained Earnings (Deficit)                                     (771,984)          (965,157)
                                                              ------------       ------------
    Total Stockholders' Equity                                   4,149,650          3,948,437
                                                              ------------       ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                        $ 10,555,266       $ 10,495,578
                                                              ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                       2001               2000
                                                   ------------       ------------
                                                                       (Restated)
Net Sales                                          $  3,116,355       $  2,914,324

Cost of Goods Sold                                    2,444,170          2,151,897
                                                   ------------       ------------

Gross Profit                                            672,185            762,427

Selling, General & Administrative Expenses              517,450            539,509
                                                   ------------       ------------

Income From Operations                                  154,735            222,918
                                                   ------------       ------------

Other Income (Expense)
   Interest Expense, Net                               (126,802)          (150,325)
   Other - Net                                           31,010             (4,785)
                                                   ------------       ------------
   Total Other Income (Expense)                         (95,792)          (155,110)
                                                   ------------       ------------

Income Before Income Taxes                               58,943             67,808

Provision for Income Taxes                                  -0-                -0-
                                                   ------------       ------------
Income Before Cumulative Effect of
   Accounting Change                                     58,943             67,808

Cumulative Effect of Accounting Change, Net
   Of Income Tax Benefit                                    -0-                -0-
                                                   ------------       ------------
Net Income                                               58,943             67,808

Other Comprehensive Income (Loss), net of tax
   Unrealized holding gains during the period           (37,000)           (25,456)
                                                   ------------       ------------
                                                        (37,000)           (25,456)
                                                   ------------       ------------

Comprehensive Income                               $     21,943       $     42,352
                                                   ------------       ------------

Earnings per Share-Basic                                    NIL                NIL
                                                   ============       ============

Earnings per Share-Diluted                                  NIL                NIL
                                                   ============       ============

Weighted Average Shares Outstanding- Basic           13,980,008         13,780,008
                                                   ============       ============

Weighted Average Shares Outstanding- Diluted         16,309,175         16,835,271
                                                   ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                       2001               2000
                                                   ------------       ------------
                                                                       (Restated)
Net Sales                                          $  6,171,719       $  6,101,168

Cost of Goods Sold                                    4,751,157          4,513,574
                                                   ------------       ------------

Gross Profit                                          1,420,562          1,587,594

Selling, General & Administrative Expenses            1,008,651          1,055,373
                                                   ------------       ------------

Income From Operations                                  411,911            532,221
                                                   ------------       ------------

Other Income (Expense)
   Interest Expense, Net                               (247,040)          (301,813)
   Other - Net                                           28,302             (4,570)
                                                   ------------       ------------
   Total Other Income (Expense)                        (218,738)          (306,383)
                                                   ------------       ------------

Income Before Income Taxes                              193,173            225,838

Provision for Income Taxes                                  -0-                -0-
                                                   ------------       ------------
Income Before Cumulative Effect of
   Accounting Change                                    193,173            225,838

Cumulative Effect of Accounting Change, Net
   Of Income Tax Benefit of $53,000                         -0-           (103,846)
                                                   ------------       ------------
Net Income                                              193,173            121,992

Other Comprehensive Income (Loss), net of tax
   Unrealized holding gains during the period            (2,960)           (25,456)
                                                   ------------       ------------

                                                         (2,960)           (25,456)
                                                   ------------       ------------

Comprehensive Income                               $    190,213       $     96,536
                                                   ------------       ------------

Earnings per Share-Basic                           $        .01       $        .01
                                                   ============       ============

Earnings per Share-Diluted                         $        .01       $        .01
                                                   ============       ============

Weighted Average Shares Outstanding- Basic           13,880,554         13,681,647
                                                   ============       ============

Weighted Average Shares Outstanding- Diluted         16,209,721         16,799,147
                                                   ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                               2001            2000
                                                            ---------       ---------
                                                                            (Restated)
OPERATING ACTIVITIES:
  Net income                                                $ 193,173       $ 121,992
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
    Depreciation and amortization                             161,680         168,823
    Deferred tax provision                                        -0-             -0-
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                   (47,951)         36,293
    Decrease (increase) in prepaid expenses and
      other assets                                            (55,437)       (125,624)
    Decrease (increase) in accounts receivable                 (5,738)         20,004
    Decrease (increase) in inventories                          6,825        (315,776)
    Increase (decrease) in accrued expenses                   (34,528)        (33,818)
                                                            ---------       ---------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                                  218,024        (128,106)
                                                            ---------       ---------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment                 (270,428)       (256,597)
  Sale of land held for investment                            121,194             -0-
  (Increase) decrease  in other investments                     1,893          (1,528)
  (Increase) decrease in officers life insurance              (34,454)         71,406
                                                            ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                 (181,795)       (186,719)
                                                            ---------       ---------
FINANCING ACTIVITIES
  Net proceeds from revolving and term debt                   (48,046)        315,477
                                                            ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                  (48,046)        315,477
                                                            ---------       ---------
INCREASE (DECREASE) IN CASH                                   (11,817)            652

CASH AT BEGINNING OF PERIOD                                    15,283           2,814
                                                            ---------       ---------

CASH AT END OF PERIOD                                       $   3,466       $   3,466
                                                            =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended September 30, 2001 and September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The Company has reported comprehensive income and its components (i.e. revenues, expenses, gains and losses) on the face of the financial statements. All prior periods have been restated to conform to the provisions of this statement.

NOTE 2: RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its financial statements for the period ended September 30, 2000 to reflect corrections in its accounting procedures related to split dollar insurance arrangements maintained by the Company. Retained earnings (deficit) as of April 1, 2000 has been adjusted for the effects of the restatement on prior years. During the year ended March 31, 2001, the Company changed its method of computing the IRS section 61 income related to split dollar insurance arrangements maintained by the Company. The cumulative effect of the change on prior years, of $103,846, is a one-time charge to income, reflected in the earliest period in the year the change was made.

The impact of the adjustments on the Company's financial results as originally reported is summarized below:

                                                          Three Months Ended                  Six Months Ended
                                                          September 30, 2000                 September 30, 2000
                                                    As Reported       As Restated       As Reported        As Restated
                                                    -----------       -----------       -----------        -----------
Income before provision for income taxes              $75,146           $67,808           $247,852           $225,838
Net income                                            $58,146           $67,808           $196,852           $121,992
Earnings per common share                                 NIL               NIL           $    .01           $    .01
Earnings per common share-assuming dilution               NIL               NIL           $    .01           $    .01

NOTE 3: INVENTORIES

Inventories consist of the following at:

                                       September 30, 2001        March 31, 2001
                                       ------------------        --------------
Raw materials                             $  957,045               $  983,073
Work-in-process                              239,600                  239,600
Finished goods                               553,367                  534,164
                                          ----------               ----------
                                          $1,750,012               $1,756,837
                                          ==========               ==========

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

NOTE 4: EARNINGS PER SHARE

     The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three and six months ended September 30, 2001 and September

30, 2000 have been computed based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:

                                                    Three Months Ended                     Six Months Ended
                                             Sept 30, 2001     Sept 30, 2000        Sept 30, 2001     Sept 30, 2000
                                             -------------     -------------        -------------     -------------
Weighted Average Shares - (Basic)             13,980,008        13,780,008           13,880,554        13,681,647
Assumed Conversion of Stock Options            2,329,167         3,055,263            2,329,167         3,117,500
                                              ----------        ----------           ----------        ----------
Weighted Average Shares- (Diluted)            16,309,175        16,835,271           16,209,721        16,799,147
                                              ==========        ==========           ==========        ==========

NOTE 5: INCOME TAXES

     The Company adopted "Statement of Accounting Standards No. 109, Accounting For Income Taxes" (SFAS 109) effective April 1, 1994. The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

                                             Sept 30, 2001        March 31, 2001
                                               ---------            ---------
Assets:
   Uniform capitalization adjustment           $  21,000            $  22,000
   Net operating loss carryforward               656,000              709,000
   Investment tax credits                        144,000              144,000
   Other                                         (15,000)              14,000
                                               ---------            ---------
                                                 806,000              889,000
                                               ---------            ---------
Liabilities:
   Accelerated depreciation                     (826,000)            (909,000)
                                               ---------            ---------
                                                (826,000)            (909,000)
                                               ---------            ---------
Net deferred tax  asset (liability)            $ (20,000)           $ (20,000)
                                               =========            =========

At September 30, 2001, the Company had net operating loss carryforwards of approximately $1,930,000 expiring from 2004 to 2011.

NOTE 6: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                                       6 Months Ended September 30,
                                                                          2001               2000
                                                                       ---------          ---------
Cash payments for interest                                             $ 247,040          $ 279,799
Issuance of common stock to 401(k) plan                                $  11,000          $  11,000
Valuation reserve to reflect long-term equity securities at market     $  (2,960)         $ (25,456)

                      THERMODYNETICS, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     RESULTS OF OPERATIONS

     Net sales for the three months ended September 30, 2001 totaled $3,116,355 up 7% from the level of $2,914,324,recorded during the comparable quarter of the prior year. Sales for the six-month periods were flat, as the current year period was only $70,000 higher than that of the prior year.

     The strong sales performance in the second quarter was primarily triggered by increased requirements for products used in water source heat pump applications and swimming pool heat pumps. Although residential related product markets continued to exhibit growth, the lagging demand in the commercial and industrial sectors has exhibited no signs of a turnaround and none is expected in the near term.

     A shift in product mix was evident in the current quarter as the manufacture of a larger number of material intensive units reduced gross margin compared to the first three months of the fiscal year. Production requirements for the upcoming quarter are expected to again result in a comparable blend of coil and tubing products and direct cost contribution levels should be consistent with the three months ended September 2001. Overall sales volume, however, is projected to lag behind the current quarter due to both normal seasonal declines in orders compounded by increasing signs of softness in the economy that is spreading rapidly over many of the previously unaffected portions of the Company's customer base.

     Cost of sales aggregated approximately 78% and 77% of net sales for the current three and six month periods, respectively, versus 74% for the same periods last year. Gross margins have declined in fiscal 2002 as the recovery of increased costs continues to be hampered by the inability to consistently institute price increases due to global competition and the lack of demand in some markets. Direct labor costs and manufacturing overhead expenses were higher than fiscal 2001 due to increases in base wage rates, employee benefit costs and occupancy related expenses; the previously mentioned shift in product mix compounded these factors.

     Selling, general and administrative expenses decreased in both the three and six month periods of the current year as compared to fiscal 2001. Changes in staffing levels in engineering and other functions were made during the later stages of last fiscal year, which are now reflected as part of lower base operating period costs in fiscal 2002.

     The Company has recently begun the conversion of its information processing system to enterprise resource planning based software. The new system will incorporate all major functional areas including planning, procurement, production, finance, costing, quality control and customer service. As modules from the ERP package continue to be brought on line, overall improvements in efficiency and lead-time reductions are expected to be realized.

     Interest expense decreased from $150,325 in the September 2000 quarter to $126,802 in the current period due to decreases in the prime borrowing rate charged by banks aided by lower average levels of revolving debt. For the comparable six month periods, interest expense declined by approximately $50,000 in the current year compared to fiscal 2001.

     The Company restated its financial statements for the period ended September 30, 2000 to reflect a change in its accounting procedures related to split dollar insurance arrangements maintained by the Company. Retained earnings (deficit) as of April 1, 2000 has been adjusted for the effects of the restatement in prior years. Also during the year ended March 31, 2001, the Company changed its method of computing the IRS section 61 income related to split dollar insurance arrangements from the utilization of the government's PS 58 tables to the insurance carrier's annually renewable term insurance rates. The cumulative effect of the change on prior years of $103,846, is a one-time charge to income, reflected in the June 2000 quarter, the earliest period in the year the change was made.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, working capital increased by $231,268 over March 31, 2001. During the current year period accounts receivable and inventories remained flat compared to year-end balances despite the increased level of sales. Concurrently, accounts payable and accrued expenses were reduced by $82,479 during the same period, leading the improvement in working capital performance.

     Net cash generated from operations in the current year totaled $218,024 compared to net cash used by operations of $128,106 in the same period of the prior year. During the six month period in fiscal 2001 inventories increased by over $300,000 while payables and accrued expenses remained flat. As a result, additional advances under the revolving line of credit funded the shortfall in cash required by operations.

     Investing activities relating to purchases of fixed assets increased slightly from the prior year as the company is currently engaged in a comprehensive project to overhaul and supplement certain production equipment. The amount receivable from officer life insurance policies increased by $34,454 in the September 2001 period representing the current year funding of premiums. The receivable decreased by $71,406 in the six-month period ended September 2000 as a result of the accounting changes for these policies in the prior year.

     Net cash provided by financing activities for the six months ended September 30, 2000 was $315,477 as the increases in inventories resulted in additional advances against the revolving line of credit. During the current year period there was a net repayment of term and revolving debt of $48,046 as cash generated from operations was more than sufficient to fund the modest increase in accounts receivable.

     Inflation and other cost increases have begun to play a more significant role in the Company's day to day operations as competitive pricing pressures have restricted the Company's ability to fully recover these added expenses. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of the effects of inflation and continuing internal refinements are expected to generate further cost reductions during the coming year. Labor markets for skilled and semi-skilled employees have become more favorable as layoffs in many manufacturing segments have expanded the base of available employees. However there still remains a shortage of experienced technical support and engineering personnel that is expected to continue for the foreseeable future. Employment related costs continue to escalate unabated and the impact on future periods is unknown at this time. Changes in interest rates charged by financial institutions will impact both the Company's cost of borrowing to fund future growth as well as the ability of its customers to sell products in markets sensitive to interest rate fluctuations.

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


                                        THERMODYNETICS, INC.



Date: November 7, 2001                  By:  /s/  Robert A. Lerman
                                                  -----------------------------
                                                  Robert A. Lerman
                                                  President


Date: November 7, 2001                  By:  /s/  Robert I. Lieberman
                                                  -----------------------------
                                                  Robert I. Lieberman
                                                  Treasurer and Chief Financial
                                                  Officer