Form 10QSB
period 2001-12-31
THERMODYNETICS INC
filed 2002-02-06
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                           Commission File Number:
     December 31, 2001                                          0-10707


                              THERMODYNETICS, INC.
        (Exact name of small business issuer as specified in its charter)


           Delaware                                              06-1042505
(State or other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

651 Day Hill Road, Windsor, CT                 06095             860-683-2005
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


         Class                                  Outstanding at December 31, 2001
Common stock $.01 Par Value                            17,751,178 Shares



Transitional Small Business Disclosure Format     Yes (  )   No ( x )

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                     Page Number
                                                                     -----------


 PART I        FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets
                  December 31, 2001 and March 31, 2001.....................    3

               Consolidated Statements of Income and Comprehensive
                  Income Three Months Ended December 31,
                  2001 and 2000............................................    4

               Consolidated Statements of Income and Comprehensive
                  Income Nine Months Ended December 31,
                  2001 and 2000............................................    5

               Consolidated Statements of Cash Flows
                  Nine Months Ended December 31,
                  2001 and 2000............................................    6

               Notes to Consolidated Financial Statements..................  7-8

       Item 2. Management's Discussion and Analysis or
                  Plan of Operation........................................ 9-10


 PART II       OTHER INFORMATION

       Item 1. Legal Proceedings...........................................   11

       Item 2. Changes in Securities.......................................   11

       Item 3. Defaults Upon Senior Securities.............................   11

       Item 4. Submission of Matters to a Vote of Security Holders.........   11

       Item 5. Other Information...........................................   11

       Item 6. Exhibits and Reports on Form 8-K............................   11


SIGNATURE PAGE ............................................................   12

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                             December 31,      March 31,
                                                                  2001           2001
                                                                  ----           ----
                                                              (Unaudited)      (Audited)
CURRENT ASSETS
  Cash                                                       $      2,619    $     15,283
  Accounts Receivable, Net                                      1,014,545       1,319,100
  Inventories                                                   1,632,906       1,756,837
  Prepaid Expenses and Other Current Assets                       263,335         253,754
                                                             ------------    ------------
    Total Current Assets                                        2,913,405       3,344,974
                                                             ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                      11,636,895      11,328,260
  Less: Accumulated Depreciation                                5,549,823       5,308,059
                                                             ------------    ------------
   Property, Plant, and Equipment - Net                         6,087,072       6,020,201
                                                             ------------    ------------

OTHER ASSETS
  Undeveloped Land Held for Investment                                -0-         121,194
  Intangible Assets - Net of Amortization                          89,076          91,803
  Officers' Life Insurance                                        793,055         731,374
Investment in Foreign Company                                      94,856         100,000
Notes Receivable- Officers                                        189,300             -0-

  Deposits and Other                                                8,060           9,072
  Marketable Equity Securities, at Market                          37,000          76,960
                                                             ------------    ------------
    Total Other Assets                                          1,211,347       1,130,403
                                                             ------------    ------------
TOTAL ASSETS                                                 $ 10,211,824    $ 10,495,578
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                           $    973,263    $  1,303,837
  Accrued Taxes and Expenses                                       96,808          80,334
  Current Portion of Long-Term Debt                               334,064         384,803
  Notes Payable - Bank                                          1,515,481       1,828,824
                                                             ------------    ------------
    Total Current Liabilities                                   2,919,616       3,597,798
                                                             ------------    ------------

DEFERRED INCOME TAXES                                              30,000          20,000
LONG-TERM DEBT                                                  2,897,553       2,929,343

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 17,883,076 shares
      at 12/31/01 and 13,780,008 at 3/31/01                       178,830         137,800
    Additional Paid-in Capital                                  5,492,036       5,307,398
  Less:  Treasury Stock, 131,898 shares, at Cost                  164,564         164,564
  Less:  Accumulated Other Comprehensive Loss                     407,000         367,040
  Retained Earnings (Deficit)                                    (734,647)       (965,157)
                                                             ------------    ------------
    Total Stockholders' Equity                                  4,364,655       3,948,437
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 10,211,824    $ 10,495,578
                                                             ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                        2001            2000
                                                   ------------    ------------
                                                                     (Restated)

Net Sales                                          $  2,422,499    $  2,728,430

Cost of Goods Sold                                    1,791,331       2,046,180
                                                   ------------    ------------

Gross Profit                                            631,168         682,250

Selling, General & Administrative Expenses              499,313         509,204
                                                   ------------    ------------

Income From Operations                                  131,855         173,046
                                                   ------------    ------------

Other Income (Expense)
     Interest Expense, Net                              (80,557)       (139,569)
     Other - Net                                         (3,962)         (4,785)
                                                   ------------    ------------
     Total Other Income (Expense)                       (84,519)       (144,354)
                                                   ------------    ------------

Income Before Income Taxes                               47,336          28,692

Provision for Income Taxes                               10,000             -0-
                                                   ------------    ------------

Income Before Cumulative Effect of
   Accounting Change                                     37,336          28,692

Cumulative Effect of Accounting Change, Net
    Of Income Tax Benefit                                   -0-             -0-
                                                   ------------    ------------

Net Income                                               37,336          28,692

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period        (37,000)            -0-
                                                   ------------    ------------
                                                        (37,000)            -0-
                                                   ------------    ------------

Comprehensive Income                               $        336    $     28,692
                                                   ------------    ------------

Earnings per Share-Basic                                    NIL             NIL
                                                   ============    ============

Earnings per Share-Diluted                                  NIL             NIL
                                                   ============    ============

Weighted Average Shares Outstanding- Basic           15,083,049      13,780,008
                                                   ============    ============
Weighted Average Shares Outstanding- Diluted         15,675,078      16,410,989
                                                   ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                            2001            2000
                                                       ------------    ------------
                                                                        (Restated)
    Net Sales                                          $  8,594,218    $  8,829,598

    Cost of Goods Sold                                    6,542,487       6,559,754
                                                       ------------    ------------

    Gross Profit                                          2,051,731       2,269,844

    Selling, General & Administrative Expenses            1,507,964       1,564,577
                                                       ------------    ------------

    Income From Operations                                  543,767         705,267
                                                       ------------    ------------

    Other Income (Expense)
         Interest Expense, Net                             (327,598)       (441,382)
         Other - Net                                         24,341          (9,355)
                                                       ------------    ------------
         Total Other Income (Expense)                      (303,257)       (450,737)
                                                       ------------    ------------

    Income Before Income Taxes                              240,510         254,530

    Provision for Income Taxes                               10,000             -0-
                                                       ------------    ------------
    Income Before Cumulative Effect of
       Accounting Change                                    230,510         254,530

    Cumulative Effect of Accounting Change, Net
        Of Income Tax Benefit of $53,000                        -0-        (103,846)
                                                       ------------    ------------

    Net Income                                              230,510         150,684

    Other Comprehensive Income (Loss), net of tax
          Unrealized holding gains during the period        (39,960)        (25,456)
                                                       ------------    ------------

                                                            (39,960)        (25,456)
                                                       ------------    ------------

    Comprehensive Income                               $    190,550    $    125,228
                                                       ------------    ------------

    Earnings per Share-Basic                           $        .01    $        .01
                                                       ============    ============

    Earnings per Share-Diluted                         $        .01    $        .01
                                                       ============    ============

    Weighted Average Shares Outstanding- Basic           14,281,746      13,714,553
                                                       ============    ============
    Weighted Average Shares Outstanding- Diluted         16,104,041      16,705,030
                                                       ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                 2001         2000
                                                              ---------    ---------
                                                                           (Restated)
OPERATING ACTIVITIES:
  Net income                                                  $ 230,510    $ 150,684
    Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                 244,491      257,493
  Deferred tax provision                                         10,000          -0-
    Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable                      (330,574)    (435,123)
  Decrease (increase) in prepaid expenses and other assets        8,569)     (67,819)
  Decrease (increase) in accounts receivable                    304,555      (30,120)
  Decrease (increase) in inventories                            123,931     (102,098)
  Increase (decrease) in accrued expenses                        27,474         (608)
                                                              ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                601,818     (227,591)
                                                              ---------    ---------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment                   (308,635)    (343,359)
 Sale of land held for investment                                                -0-
                                                                             121,194
 (Increase) decrease in other investments                         5,144       (1,528)
  Exercise of stock options                                         368          -0-
 (Increase ) decrease in officers life insurance                (61,681)      55,184
  Repayment of notes receivable                                  25,000          -0-
                                                              ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                                           ---------
                                                               (218,610)    (289,703)
                                                              ---------    ---------

FINANCING ACTIVITIES
  Net proceeds from (repayments of) revolving and term debt    (395,872)     517,946
                                                              ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                               (395,872)     517,946
                                                              ---------    ---------

INCREASE (DECREASE) IN CASH                                     (12,664)         652

CASH AT BEGINNING OF PERIOD                                      15,283        2,814
                                                              ---------    ---------

CASH AT END OF PERIOD                                         $   2,619    $   3,466
                                                              =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended December 31, 2001 and December 31, 2000 are not necessarily indicative of the results to be expected for the full year. The Company has reported comprehensive income and its components (i.e. revenues, expenses, gains and losses) on the face of the financial statements. All prior periods have been restated to conform to the provisions of this statement.

NOTE 2: RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its financial statements for the period ended December 31, 2000 to reflect corrections in its accounting procedures related to split dollar life insurance policies. Retained earnings (deficit) as of March 31, 2000 has been adjusted for the effects of the restatement on prior years. During the year ended March 31, 2001, the Company changed its method of computing the IRS section 61 income related to life insurance premiums. The cumulative effect of the change on prior years, of $103,846, is a one-time charge to income, reflected in the earliest period in the year the change was made.

The impact of the adjustments on the Company's financial results as originally reported is summarized below:

                                                            Three Months Ended                     Nine Months Ended
                                                             December 31, 2000                     December 31, 2000
                                                         As Reported     As Restated        As Reported        As Restated
                                                         -----------     -----------        -----------        -----------
Income before provision for income taxes                   $39,698         $28,692         $   287,550         $   254,530
Net income                                                 $39,698         $28,692         $   236,550         $   150,684
Earnings per common share                                      NIL             NIL         $       .02         $       .01
Earnings per common share-assuming dilution                    NIL             NIL         $       .01         $       .01

NOTE 3: INVENTORIES

Inventories consist of the following at:

                                     December 31, 2001     March 31, 2001
                                     -----------------     --------------
Raw materials                           $1,065,999           $  983,073
Work-in-process                             67,352              239,600
Finished goods                             499,555              534,164
                                        ----------           ----------
                                        $1,632,906           $1,756,837
                                        ==========           ==========

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

NOTE 4: EARNINGS PER SHARE

     The  Company  has  adopted  Statement  of  Accounting  Standards  No.  128,
"Earnings per Share" (SFAS 128). Earnings per share for the three and nine months ended December 31, 2001 and December

31, 2000 have been computed based on the weighted average of outstanding shares during the periods. The weighted average number of shares outstanding used in the calculations are as follows:

                                                                Three Months Ended                  Nine Months Ended
                                                       Dec 31, 2001        Dec 31, 2000        Dec 31, 2001        Dec 31, 2000
                                                       ------------        ------------        ------------        ------------

Weighted Average Shares - (Basic)                       15,083,049          13,780,008          14,281,746          13,714,553
Assumed Conversion of Stock Options                        592,029           2,630,981           1,822,294           2,990,477
                                                        ----------          ----------          ----------          ----------

Weighted Average Shares- (Diluted)                      15,675,078          16,410,989          16,104,041          16,705,030
                                                        ==========          ==========          ==========          ==========

NOTE 5: INCOME TAXES

     The Company adopted "Statement of Accounting Standards No. 109, Accounting For Income Taxes" (SFAS 109) effective April 1, 1994. The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

                                                 Dec 31, 2001     March 31, 2001
                                                 ------------     --------------
Assets:
      Uniform capitalization adjustment           $  21,000         $  22,000
      Net operating loss carryforward               631,000           709,000
      Investment tax credits                        144,000           144,000
      Other                                          14,000            14,000
                                                  ---------         ---------
                                                    810,000           889,000
                                                  ---------         ---------
    Liabilities:
      Accelerated depreciation                     (840,000)         (909,000)
                                                  ---------         ---------
                                                   (840,000)         (909,000)
                                                  ---------         ---------
    Net deferred tax asset (liability)            $ (30,000)        $ (20,000)
                                                  =========         =========

   At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,885,000 expiring from 2004 to 2011.

NOTE 6: CASH FLOW INFORMATION AND NON-CASH INVESTING ACTIVITIES

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                                     9 Months Ended December 31,
                                                                        2001            2000
                                                                     ---------       ---------
Cash payments for interest                                           $ 247,040       $ 279,799
Issuance of common stock to 401(k) plan                              $  11,000       $  11,000
Valuation reserve to reflect long-term equity securities at market   $ (39,960)      $ (25,456)
Stock options exercised by notes receivable                          $ 214,300       $      -0-

NOTE 7: EXERCISE OF STOCK OPTIONS

     In December 2001, two officer/directors and one director exercised stock options totaling 3,903,068 shares of common stock at an aggregate purchase price of $214,668. Of that amount, $368 was paid in cash and the balance by issuance of notes receivable due in January 2007. A payment of $25,000 was received against one of the notes in December 2001.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     RESULTS OF OPERATIONS

     Net sales for the three months ended December 31, 2001 totaled $2,422,499 11% less than the level of $2,728,430 recorded during the comparable quarter of the prior year. Sales for the nine-month periods were 3% lower than that of the prior year.

     The sales decline is directly related to the continuing deterioration of the general economy, intensified after the September 11 tragedy. Although signs of a slowdown were evident before that date, customer orders quickly showed a marked decrease after the attack and have yet to recover to the pre- September 11 levels. Compounding the negative comparison to extremely strong second quarter shipments in the current year are normal seasonal issues that historically result in reduced sales for the October-December period.

     Cost of sales ranged between 74% and 76% of net sales for the current three and nine month periods for all years presented. Generally, gross margins have declined in fiscal 2002 as global competition and decreased demand in certain markets hampered the recovery of increased costs and expenses. Labor and employee benefit costs, manufacturing overhead expenses and other occupancy related costs all were higher than fiscal 2001. Gross margin improved from 22% of net sales for the quarter ended September 2001 to 26% for the most recent three month period as a more favorable product mix was augmented by reductions in manufacturing conversion costs. Ongoing programs targeting both material and labor cost reductions are expected to result in further improvements during the final (March) fiscal quarter of this fiscal year.

     Selling, general and administrative expenses continue to be reduced in both the three and nine month periods of the current year as compared to fiscal 2001. Reductions in personnel during the latter stages of last fiscal year are now reflected as part of lower base operating period costs in fiscal 2002. The Company plans to supplement both its engineering and sales support functions over the coming months.

     Interest expense decreased from $139,569 in the December 2000 quarter to $80,557 in the current period due to decreases in the rate charged by banks and lower average levels of revolving debt. For the comparable nine-month periods, interest expense declined by approximately $114,000 in the current year compared to fiscal 2001.

     The Company completed the conversion of its information processing system to enterprise resource planning (ERP) based software. The new system is integrated with existing databases and incorporates all major functional areas including planning, procurement, production, finance, costing, quality control and customer service.

     The Company restated its financial statements for the period ended December 30, 2000 to reflect a change in its accounting procedures related to split dollar insurance arrangements maintained by the Company. Retained earnings (deficit) as of March 31, 2000 has been adjusted for the effects of the restatement in prior years. Also during the year ended March 31, 2001, the Company changed its method of computing the IRS section 61 income related to split dollar insurance arrangements from the utilization of the government's PS 58 tables to the insurance carrier's annually renewable term insurance rates. The cumulative effect of the change on prior years of $103,846, is a one-time charge to income, reflected in the June 2000 quarter, the earliest period in the year the change was made.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, working capital increased by $246,613 over the March 31, 2001 level. During the current year accounts receivable and inventory levels decreased by a combined $428,486 compared to year-end balances as a result of the decreased level of sales and liquidation of finished goods manufactured in the prior year. Concurrently, accounts payable was reduced by $330,574 and revolving debt declined by $313,343 during the same period, leading the improvement in working capital performance.

     Net cash generated from operations in the current year totaled $601,818 compared to net cash used by operations of $227,591 in the same period of the prior year, an improvement in excess of $800,000. During the nine-month period in fiscal 2001 inventories, accounts receivable and other current assets increased by approximately $200,000 while accounts payable decreased by $435,000. As a result, additional advances under the revolving line of credit funded the shortfall in cash required by operations.

     Investing activities relating to purchases of fixed assets increased slightly from the prior year as the company is currently engaged in a comprehensive project to overhaul and supplement certain production equipment. The amount receivable from officer life insurance policies increased by $61,681 in the December 2001 period representing the current year net funding of premiums. The receivable decreased by a net of $55,184 in the restated nine-month period ended December 2000 as a result of the change in accounting for these policies in the prior year, as described previously.

     Net cash provided by financing activities for the nine months ended December 30, 2000 was $517,946 as the increases in operating assets resulted in additional advances against the revolving line of credit. During the current year, cash generated from operations was used to reduce revolving debt by $313,343, resulting in net cash used by financing activities of $395,872.

     In January 2002 the Company completed a refinancing of term debt with its current lender at a lower effective interest rate for all revolving and term facilities. Additional borrowing availability was obtained and is expected to assist the Company in exploring new markets and product applications.

     Inflation and other cost increases have begun to play a more significant role in the Company's day-to-day operations as competitive pricing pressures have restricted the Company's ability to fully recover these added expenses. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of the effects of inflation and continuing internal refinements are expected to generate further cost reductions during the coming year. Labor markets for skilled and semi-skilled employees have become more favorable as layoffs in many manufacturing segments have expanded the base of available employees. However there still remains a shortage of experienced technical support and engineering personnel that is expected to continue for the foreseeable future. Employment related costs continue to escalate unabated and the impact on future periods is unknown at this time although the Company is continually exploring opportunities to reduce these expenses.

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     Thereare no material legal proceedings known or threatened against the Company.

Item 2. Change in Securities.

     No class of registered securities of the Company have been modified, and no class of registered securities have been limited or qualified by the issuance or modification of any other class of securities of the Company.

Item 3. Defaults Upon Senior Securities.

     There have been no defaults of any terms of the Company's securities.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the annual meeting of shareholders of the Company held on December 5, 2001, Robert A. Lerman, John F. Ferraro and Anthony C. Mirabella were elected directors of the Company, to serve until their successors are elected and qualified.

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




                                       THERMODYNETICS, INC.



Date: February 5, 2002                 By: /s/  Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President


Date: February 5, 2002                 By: /s/  Robert I. Lieberman
                                           -------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer