Form 10KSB
period 2002-03-31
THERMODYNETICS INC
filed 2002-06-25
CIK 351902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002          Commission file number 0-10707

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

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were $11,116,183.

As of March 31, 2002 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $625,000 based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board system.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

Class                                           Outstanding as of March 31, 2002
-----                                           --------------------------------
Common Stock $.01 par value                             17,883,076 Common Shares

Transitional Small Business Disclosure Format   Yes [ ] No [X]

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 1

                                     PART I

Item 1. Description of Business

      (a) Business Development - Thermodynetics, Inc., incorporated in Delaware in 1981, is the successor by merger in 1981 to Spiral Tubing Corporation which had been incorporated in 1972. Thermodynetics, Inc. is referred to individually and collectively with its Turbotec Products, Inc. ("Turbotec"), TPI Systems, Inc. ("TPI") and National Energy Systems, Inc. ("NES") subsidiaries as the "Company". The Company is engaged in the design, manufacture and sale of enhanced surface metal tubing and related assemblies primarily for heat transfer applications using its patented and/or proprietary technology. The Company's products are primarily used in heat pumps, chillers, heat reclaimers and biomedical heat exchangers serving the heating, air conditioning, refrigeration, food processing, beverage, medical equipment, marine, plumbing, commercial and residential construction, and aerospace industries and may be used in many applications where heat exchange is required.

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

      The Company's products are presently used in heat pumps as condensers and evaporators in heating, refrigeration, food processing and air-conditioning systems; in the biomedical field (as blood or intravenous fluid heat exchangers); in heat recovery units used to heat water with waste heat from air conditioning, refrigeration systems; in ice production systems; in laser coolers, beverage dispensers, food processing systems, chillers, heat pump systems and boilers, and modules for use as components in large condensing or desuperheater systems; and are generally usable in most applications where heat transfer is required. The tubing, when used as a flexible connector, also facilitates the installation of plumbing fixtures and modules.

      The Company's heat recovery systems are installed in food processing plants, restaurants, hotels, supermarkets, military bases and individual residences, capturing waste heat (from refrigeration and air conditioning equipment) which is used to produce hot water.

      The Company's products are designed for specific customer requirements and applications taking into account such variables as allowable temperature and pressure differentials, the nature of the fluids to be used (liquids or gases), the required flow rates and the operational and environmental conditions. These factors influence the type, length, diameter and degree of enhancement of the metal tubing to be used (usually copper, copper nickel, aluminum, carbon steel or stainless steel although other metals may be utilized), and the physical characteristics of the tube. The Company's machinery permits the manufacture of enhanced tubing ranging from 1/8 inch to four inches in diameter, from four inches to 40 feet in length, and with tubing wall thicknesses ranging from 0.005 to 0.125 inch.

      After design, the Company usually manufactures prototypes for its customers at prices ranging from approximately $500 to $3,000. After testing and customer acceptance, the customer places purchase orders with the Company ranging from $1,000 for small orders to as much as $250,000 for large orders. In addition, certain customers have placed blanket purchase orders for shipments to be made over extended periods at sales volumes

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 3

ranging from approximately $10,000 to $175,000 per month.

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

            (3) New Product Status - Inapplicable.

            (4) Competition - The Company believes its products are competitive in most applications based on cost and efficiency. However competing products are offered by other manufacturers who are longer established, larger, and who possess substantially greater financial resources and substantially larger administrative, technical and marketing staffs than the Company, and may have lower operating costs due to geographic location or other factors. No assurances can be given that the Company will be able to successfully compete with such firms.

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

            (6) Dependence on Single or Few Major Customers - For the fiscal year ended March 31, 2002, four (4) customers each accounted for more than 10% of the Company's net sales, 62% in the aggregate. There is no assurance the Company will retain these customers and if it does not, the loss of one or more of these customers could have a material adverse affect upon the Company.

            (7) Patents, Trademarks, Licenses, Franchises and Concessions - The Company currently owns two (2) United States Patents expiring in 2003 and 2008. The Company also owns patents in Canada and trademarks in Canada and Australia all related to manufacturing methods, machinery and tubing. The Company does not believe that its business is materially dependent upon its patents as in addition to its patent protection, the Company treats a substantial amount of proprietary information concerning its manufacturing processes as confidential.

      The Company also has registered various trademarks in the United States and certain foreign countries. The Company believes that its registered U.S. trademark "TURBOTEC(R)," both alone and accompanied by an

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 4


impression or print of a spirally fluted tube is of material importance to its business.

            (8) Governmental Approval - N/A

            (9) Effect of Governmental Regulations - The Company's business does not involve contracts or subcontracts with the United States Government in material amounts.

            (10) Research and Development - The Company charges research and development costs to operations as incurred. As such costs do not exceed 10% of sales in each of the past two fiscal years, the Company does not regard such costs to be material in amount.

            (11) Effect of Environmental Laws - During the fiscal year ended March 31, 2002, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

            (12) Employees - At March 31, 2002, the Company had 21 salaried employees and 51 employees compensated on an hourly basis.

            (13) Working Capital Items - At March 31, 2002, the Company had a working capital position of $441,763. See Item 6 herein.

      At March 31, 2002, the Company's credit facilities consisted of (a) a revolving line of credit with a maximum credit limit of $2,400,000; (b) a $53,122 term note, payable in sixty equal monthly installments of $855 through June, 2007; (c) a revolving equipment line of credit with a maximum credit availability of $300,000 for the acquisition of capital equipment; (d) a $700,000 term note, payable in sixty equal monthly installments of $11,667 through January, 2007; (e) a $2,025,000 term note, payable in sixty equal monthly installments of $8,438 through January, 2007. All of the above credit facilities bear interest at the bank's prime rate and are secured by substantially all assets of the Company, except the Baker Hollow facility, and investments in two other corporations. The $2,400,000 revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula; at March 31, 2002 the Company owed $1,189,480 under such line of credit. See Item 2 herein.

      The Company's Baker Hollow facility is subject to a $1,100,000 ten year mortgage from a second financial institution due July 1, 2006 with an interest rate of 7.71%. See Item 2 herein.

Item 2. Description of Properties

      The Company's principal offices and manufacturing operations are located at its approximately 55,000 square foot one story building constructed in 1981 with an addition constructed in 2000 on a six acre site located at 651 Day Hill Road, Windsor, Connecticut. The Day Hill facility is a steel frame structure with polystyrene and stucco outer walls, has parking for approximately 115 cars and contains approximately 45,000 square feet of factory space and approximately 10,000 square feet of office space. The Day Hill facility, along with the Company's equipment and machinery, serves as collateral for the Company's credit facilities. See Item 1(b)(13) herein and Note 10 of Notes to Consolidated Financial Statements.

      The Company owns a light manufacturing multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site. The Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block and stucco outer walls, has parking for approximately 95 cars and contains approximately 28,600 square feet of factory space. The Baker Hollow facility serves as collateral for a ten year mortgage. The Company is currently leasing approximately 11,500 square feet of the Baker Hollow facility to an unaffiliated third party with an annual rental of $4,792, triple net; that lease will expire in September 2005; the remaining portion of the building is currently serving as warehouse space, and the Company is seeking tenant(s) to occupy it. See Item 1(b)(13), Item 9(a-b) and Notes 10 and 13

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 5

of Notes to Consolidated Financial Statements.

      The Company sold 3.5 acres of undeveloped land which is adjacent to the Baker Hollow facility in August, 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on Wednesday, December 5, 2001. At said meeting, John F. Ferraro, Robert A. Lerman and Anthony
C. Mirabella were elected to serve as directors of the Company until the next annual meeting of stockholders and until their successors are elected and qualified. Said directors were elected by the following votes:

      Nominee                 Number of Votes For      Number of Votes Withheld
      -------                 -------------------      ------------------------
      John F. Ferraro              7,233,061                  191,925
      Robert A. Lerman             7,233,061                  191,925
      Anthony C. Mirabella         7,178,886                  191,725


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a) The Company's Common Stock is quoted and traded in the over-the-counter market on the NASD OTC Bulletin Board system under the symbol "TDYN." The following table indicates high and low bid and asked quotations for the Company's Common Stock for the periods indicated based upon information compiled by the Pink Sheets LLC, formerly National Quotation Bureau, and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and may not represent actual transactions.

                                   Bid Prices               Asked Prices
        ---------------------------------------------------------------------
        Quarter Ended           High       Low            High        Low
        ---------------------------------------------------------------------

        ---------------------------------------------------------------------
        March 31, 2002          $0.075     $0.055         $0.095      $0.065
        ---------------------------------------------------------------------
        December 31, 2001       0.08       0.061          0.10        0.07
        ---------------------------------------------------------------------
        September 30, 2001      0.108      0.08           0.12        0.10
        ---------------------------------------------------------------------
        June 30, 2001           0.11       0.095          0.115       0.104
        ---------------------------------------------------------------------

        ---------------------------------------------------------------------
        March 31, 2001          $0.135     $0.11          $0.14       $0.112
        ---------------------------------------------------------------------
        December 31, 2000       0.19       0.125          0.20        0.13
        ---------------------------------------------------------------------
        September 30, 2000      0.21       0.18           0.22        0.19
        ---------------------------------------------------------------------
        June 30, 2000           0.29       0.20           0.30        0.21
        ---------------------------------------------------------------------

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 6

      (b) At March 31, 2002, the number of holders of the Company's Common Stock was 2,475 (based upon the number of record holders).

      (c) The Company has not paid any dividends on the Common Stock since inception and does not expect to pay any dividends in the foreseeable future.

      (d) Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth for the most recently ended fiscal year, compensation plans under which equity securities of the Company are authorized for issuance:

----------------------------------------------------------------------------------------------------------------
                               (a) Number of securities    (b) Weighted - average      (c) Number of securities
                               to be issued upon exercise  exercise price of           remaining available for
                               of outstanding options,     outstanding options,        future issuance under
Plan Category                  warrants and rights         warrants and rights         equity compensation plans
                                                                                       (excluding securities
                                                                                       reflected in column (a))
----------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Shareholders                 0                         0                            0
----------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Not                                                                   0
Approved by Shareholders:
1995 Stock Options(1)              396,932 shares                $0.55                          0
----------------------------------------------------------------------------------------------------------------
Total                              396,932 shares                $0.55                          0
----------------------------------------------------------------------------------------------------------------

(1)   See Item 10(e).

Item 6. Management's Discussion and Analysis or Plan of Operations

Results of Operations

      2002 Compared to 2001

      Net sales for the year ended March 31, 2002 declined by $570,108 or 5% from the previous year. The reduction in sales is directly related to the deterioration of the general economy, intensified after the September 11 tragedy. Although signs of a slowdown were evident before that date, customer orders quickly showed a marked decrease after the attack and only began to recover to the pre September 11 levels in the first quarter of fiscal 2003. Continued strength in residential home construction served to offset weaknesses in commercial building and specialty applications such as marine and refrigeration products, markets adversely affected by the economic slump.

      Cost of sales aggregated 76% of net sales for both the current and prior year periods. Cost of raw materials purchased from primary mills decreased in the latter stages of fiscal 2002 as a result of capacity considerations in the tubing fabrication market, creating a more favorable purchasing environment. Labor and employee benefit costs, manufacturing overhead expenses and other occupancy related costs all were higher than fiscal 2001, counterbalancing the lower costs of procuring metal tubing. Generally, global competition and decreased demand in certain markets hampered the recovery of increased costs and expenses. Ongoing programs targeting additional material and labor cost reductions are expected to result in further improvements in gross margins in fiscal 2003; the effect of these cost reduction programs are contingent upon the overall business climate as they are expected to be unit volume sensitive.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 7

      Selling, general and administrative expenses remained at slightly over $2 million, the same levels of both years ended March 31, 2002 and March 31, 2001. Hiring of additional technical staff was deferred in the current year due to uncertainties in the timing and duration of negative impacts of the recession. The Company plans to supplement both its engineering and sales support functions in fiscal 2003, as these areas will require bolstering to facilitate product development.

      Interest expense decreased from $582,538 in the year ended March 31, 2001 to $423,757 in the current year. A major refinancing of the Company's long-term debt was completed in January 2002, resulting in a decrease in the interest rate charged by the bank and an extended amortization schedule. Lower average levels of revolving debt during the year further reduced the interest burden.

      In March 2002 the carrying amount of an investment in common stock of a publicly traded company was adjusted as it was determined that there was an other than temporary decline in value. Accordingly, this reduction resulted in a charge to operations of $421,800 in the current year and has been included in other expense.

      Income from operations in the 2002 fiscal year declined to $650,835 compared to $787,342 in fiscal 2001. Excluding the non-recurring charge for the reduction in the carrying value of an investment in fiscal 2002, net income
(loss) before taxes was $246,633 for the year ended March 31, 2002 vs. $211,473 in the prior year. The improvement in operating results reflects similar manufacturing cost ratios, comparable selling, general and administrative expenses and reduced interest costs.

      During the current year the Company completed the conversion of its information processing system to enterprise resource planning (ERP) based software. The new system is integrated with existing databases and incorporates all major company functional areas including planning, procurement, production, finance, costing, quality control and customer service.

      During the year ended March 31, 2001 the Company restated its financial statements for fiscal 2000 and prior years to reflect a change in its accounting procedures related to split dollar insurance arrangements maintained by the Company. Retained earnings (deficit) as of March 31, 2000 was adjusted for the effects of the restatement in prior years. The Company also changed its method of computing the IRS section 61 income related to split dollar insurance arrangements resulting in a one-time charge to income for the cumulative effect of the change on prior years.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 8

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

Liquidity and Capital Resources

      At March 31, 2002, working capital was $441,763 compared to negative $252,824 at March 31, 2001, an improvement of $694,587. Aggregate debt at March 31, 2002 was $4,972,365 as compared to $5,142,970 at March 31, 2001. Of these amounts, long-term debt was $3,488,991 and $2,929,343, respectively.

      During the current year accounts receivable and inventory levels decreased by a combined $300,004 while accounts payable was reduced by $356,631. As noted above, net sales decreased by approximately 5% during fiscal 2002. Recognizing that production requirements would decline, the Company moved to reduce inventories and negotiate lower procurement costs for raw materials. As a result, the aggregate value of inventory at March 31, 2002 was reduced by over 17% from the level at March 31, 1999, despite a 6% increase in annual sales over fiscal 1999. Accounts receivable decreased by approximately 13% compared to March 31, 2001 reflecting improvements in cash collections in fiscal 2002. Revolving debt declined by $639,344 during the same period, as a result of both the reduced demand for short-term credit and the refinancing completed in January 2002. Accordingly, net cash generated from operations in the current year totaled $470,258 compared to $222,086 in fiscal 2001, an improvement in excess of $248,000.

      Investing activities relating to purchases of fixed assets decreased from the prior year as reflected on the Statement of Cash Flows; total capital expenditures approximated $500,000 for the year. A capital lease in the amount of $127,000, representing the investment in new information technology, was executed in October 2001. Certain other additions to production equipment were financed directly by a bank as part of the refinancing package

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 9

completed in January 2002. Also during fiscal 2002, the Company sold an unencumbered tract of undeveloped land, receiving $159,667, net of transaction expenses.

      Net cash used in financing activities for the year ended March 31, 2002 was $423,962 as compared to net cash generated by financing activities of $251,537 in the prior year. During the current year cash generated from operations was used to reduce revolving debt and net proceeds from the refinancing were used to satisfy existing term debt and for additional repayments of the line of credit. In fiscal 2002, three directors of the Company exercised stock options with an aggregate sales price of $214,668. Of that amount, $50,368 was received in cash during the year, with the balance payable through promissory notes executed by two directors.

      Significant additional borrowing availability under the revolving line of credit was created as a result of the bank refinancing. In addition, lower debt service payments resulting from reductions in interest rates and longer amortization schedules are expected to improve cash flow from financing activities in fiscal 2003. The Company's access to credit is expected to be adequate for the coming year as separate lines of credit are in place to finance equipment purchases and fund any operating or other short-term needs. The projected need for capital is based on current sales projections, which reflect an anticipated slow but continued improvement in the general economy over the next twelve to fifteen months.

      Inflation and other cost increases continue to play a more significant role in the Company's day-to-day operations as competitive pricing pressures have restricted the Company's ability to fully recover all added expenses. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of the effects of inflation and continuing internal refinements are expected to generate further cost reductions during the coming year. Labor markets for skilled and semi-skilled employees have become volatile, dependent in large part to hiring practices at larger manufacturing companies. The general economy appears to play a significant role in this process as the pool of qualified candidates can vary significantly when layoffs are implemented or hiring freezes lifted at these employers. There remains a shortage of experienced technical support and engineering staff that is expected to continue for the foreseeable future. Employment related costs continue to escalate unabated and the impact on future periods is unknown at this time although the Company is continually exploring opportunities to reduce these expenses.

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

Item 7. Financial Statements

      Attached following Item 13.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 10

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

      On November 30, 2000 the Registrant engaged Mahoney Sabol & Company, LLP, One State Street, 17th floor, Hartford, Connecticut 06103 to be its principal accountant. During the Registrant's two most recent fiscal years ending March 31, 2000 and during the period from April 1, 2000 through and including November 30, 2000, the Registrant had not consulted the newly engaged accountant regarding: (a) either the application of accounting principles to a modified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written report or oral advice was provided that the new accountant concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement with the former accountant or a reportable event. Representatives of Mahoney Sabol & Company, LLP are not expected to be present at the Annual Meeting of Stockholders.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      (a)-(b) The executive officers and directors of the Company are:

                                                                            Officer or
Name                      Age    Position                                 Director Since
----                      ---    --------                                 --------------
John F. Ferraro           68     Chairman of the Board                         1979
                                 Chief Executive Officer and Secretary
Robert A. Lerman          67     President and Director                        1979
Anthony C. Mirabella      61     Director                                      1985
Robert I. Lieberman       48     Treasurer and Chief Financial Officer         1986

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 11

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

            Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in Mathematics, Adelphi College (1961), and Master of Science in Electrical Engineering, University of Connecticut (1964). In 1979, Mr. Lerman was elected Treasurer and a Director and in 1980 President of the predecessor to the Company. Since 1981, Mr. Lerman has been President and a Director of the Company, and from 1981 through 1992 served as Treasurer. In 1988, Mr. Lerman, along with Mr. Ferraro, founded Pioneer Capital Corp., of which Mr. Lerman is Secretary, Treasurer and a Director, a privately held venture capital corporation. Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York. In 1997, Mr. Lerman became President and a Director of Pioneer Ventures Corp. ("PVC") and a manager of Ventures Management Partners LLC ("VMP"), the general partner of Pioneer Ventures Associates Limited Partnership ("PVALP"), a partnership formed for the purpose of providing venture capital financing to other companies. In 1998, Mr. Lerman became a director of Initio, Inc., Tristar Corporation, and Energy Brands, Inc. See Item 12.

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

Certain Rights to Proceeds

      Two of the Company's three directors, Messrs. Ferraro and Lerman, currently own 656,334 shares in which the Company has certain rights to the proceeds to be received upon the sale of such shares which they received pursuant to 1984 stock subscription agreements, as amended in 1988 and in 1994. Upon the sale of any of these shares, the selling director shall pay directly to the Company at the time of receipt of the net proceeds of such sale, an amount equal to (i) such net sales proceeds (up to a maximum of $0.40 per share) less
(ii) the purchase price paid by the subscriber for each share sold (approximately $0.21 per-share). The directors retain full voting and

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 12

dispositive control over these shares. The Company has no other rights with respect to such shares.

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


                           SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                            Annual               ----------------------------------------
                                         Compensation                  Awards          Payouts    Other
                                   ----------------------------------------------------------------------
                                                                                                 Company
                          Fiscal                   Other         Stock      Options/   LTIP       401(k)
Name/Position             Year     Salary/Bonus    Compensation  Awards     SARS       Payouts   Contrib.
-------------             ----     ------------    ------------  ------     ----       -------   --------

John F. Ferraro (1)       2002      $193,113(2)     $3,575       $9,741     0 shs        $0        $837
Chairman of the Board,    2001      $173,207(2)     $3,575           $0     0 shs        $0        $489
Secretary & Director      2000      $170,760(2)     $3,210           $0     0 shs        $0        $518

Robert A. Lerman(1)       2002      $193,113(2)     $3,612       $9,741     0 shs        $0        $967
President & Director      2001      $173,207(2)     $4,726           $0     0 shs        $0      $1,099
                          2000      $176,852(2)     $4,125           $0     0 shs        $0      $1,096

Robert I. Lieberman(3)    2002      $131,819        $7,238           $0     0 shs        $0          $0
Treasurer and CFO &       2001      $127,788        $7,978           $0     0 shs        $0          $0
President of Turbotec     2000      $130,509       $11,878           $0     0 shs        $0          $0

----------

      (1) Messrs. Ferraro and Lerman entered into five-year employment contracts with the Company effective April 1, 1996, which agreements were each extended for an additional five-year term under the provisions of the 1996 agreements. Each employment contract provides for a basic salary with an annual increase at April 1st of each year based on increases in the Consumer Price Index. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $1,500,000 of additional life insurance. During the fiscal year ended March 31, 2002, the Company paid $108,909 in net premiums on the two life insurance policies which provide that upon death or surrender of the policy, the Company will be repaid by the insurer and/or the insured the greater of the aggregate net premiums paid by the Company or death benefit proceeds in excess of $1,500,000. At March 31, 2002, the amount receivable for premiums paid on the policies was $813,742. In addition, each employment contract contained a provision providing that in the event of disability, the employee will receive disability payments of $100,000 per year for ten years (with proportional reductions in the event of partial disability); and $6,500 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for either the longer of the remainder of the un-renewed term or three years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of termination compensation which would otherwise be due.

      (2) In 2002, 2001, and 2000 Messrs. Ferraro and Lerman each received cash bonuses of $25,000, $10,000, and $12,500, respectively.

      (3) Mr. Lieberman entered into a 5 year employment contract with the Company's primary operating subsidiary effective April 1, 1996 which has been renewed on a year-to-year basis. The contract provides for a base salary and bonus pay based on performance targets established by the board of directors. The employment contract requires the Company to provide certain other benefits including life and disability insurance, subject to a maximum cost per year. The contract provides termination for "cause" immediately or by the employee on 90 days prior written notice. The contract also provides for termination by the Company in which event the employee would be paid termination compensation for 180 days.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 13

      (b) Remuneration - For the fiscal year ending March 31, 2003, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $500,000 to all officers as a group (three persons) of which Mr. Ferraro and Mr. Lerman will each be paid approximately $190,000, Mr. Lieberman will be paid approximately $140,000.

      (c) Stock Option Plans

            1992 Incentive Stock Option Plan - The Company's 1992 Incentive Stock Option Plan (the "1992 Plan") expired on December 31, 2001 with no options outstanding.

      (d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values
- Options were exercised during fiscal year ended March 31, 2002 to purchase a total of 3,903,068 shares of common stock of the Company. See also Item 10(e) and Item 12. The following table reflects the aggregated option exercise values at fiscal year-end held by the executive officers.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                  Number of
                                                  Securities             Value of
                                                  Underlying             Unexercised
                                                  Unexercised            in-the-Money
                         Shares                   Options at             Options at
                         Acquired                 FY-End                 FY-End ($)
Name of                  on           Value       Exercisable ("E")      Exercisable ("E")
Officer or Director      Exercise     Realized    Unexercisable ("U")    Unexercisable ("U")

----------------------------------------------------------------------------------------------

John F. Ferraro          1,948,182     $9,741              0                   $0
Robert A. Lerman         1,948,182     $9,741              0                   $0
Anthony C. Mirabella         6,704        $34              0                   $0
Robert I. Lieberman              0         $0        170,114 E             $4,253 E


      (e) 1995 Stock Options - On May 15, 1995, the Company's Board of Directors approved the adoption of the 1995 Stock Options ("1995 Options") and subsequently granted such stock options to purchase 4,920,000 shares of the Company's Common Stock. The purchase price for the exercise of the options equaled the fair market value ("FMV") on the effective date of the option, May 19, 1995. Options to purchase an aggregate of 3,903,068 shares of the Company's Common Stock were exercised on December 5, 2001. Messrs. Ferraro and Lerman each borrowed $107,150.01 from the Company as evidenced by Commercial Promissory Notes each dated December 5, 2001; such notes bear interest at the variable-rate of interest published in The Wall Street Journal, Eastern Edition, under the designation "Money Rates" and shown as the "Prime Rate" or "base rate on corporate loans at large U.S. money-center commercial banks". The entire principal balance plus interest of the notes is due on January 15, 2007; the notes may be prepaid in whole or in part without penalty. The amount owed under the notes at June 1, 2002 for Mr. Ferraro was $82,150, and for Mr. Lerman was $82,150. The expiration date of the remaining options to purchase 340,228 shares is September 30, 2002. See also Item 10(d) and Item 12.

      The compensation values of the stock incentives and stock bonuses received by the named executive officers and directors of the Company during the last three fiscal years are reflected in the Summary Compensation

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 14

Table at the column labeled "Restricted Stock Awards" at Item 10(a) hereof.

      (f) Option Grants in Last Fiscal Year. No options were granted in the last fiscal year.

      (g) Directors' Fees - During the fiscal year ended March 31, 2002, directors' fees of $3,900 were paid to the Company's one director who is not an officer or employee. It is anticipated that such director will be paid an aggregate of approximately $5,000 in directors' fees in the fiscal year ending March 31, 2003. The non-employee director has also been engaged as a consultant to the Company at the rate of $750 per day to assist the company with developing one particular overseas project; no material amounts have accrued or been paid at June 1, 2002.

      (h) Employee Retirement Savings Plan - Effective April 1, 1991, the Company adopted the Thermodynetics, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan"). The Company has determined its matching contributions to the 401(k) Plan for the plan year ending December 31, 2002 will equal a maximum of 300,000 shares of the Company's common stock, provided that the value of such grant does not exceed $35,000 at a one-third valuation of the market price. See
Note 18 of Notes to Consolidated Financial Statements. The assets of the 401(k) Plan are held in trust for the exclusive benefit of the participants by the trustees of the Plan, Messrs. Ferraro, Lerman and Mirabella as the trustees.

      The compensation value of the 401(k) participation received by the below listed officers and directors is reflected in the Summary Compensation Table at the column labeled "Company 401(k) Contribution" at Item 10(a) hereof. The following table sets forth the number of shares of Common Stock contributed to the below referenced persons or groups of persons during the 401(k) Plan year ended December 31, 2001, Column (1), and for all years from inception of the Plan through Plan year ended December 31, 2001 Column (2).

                                              Shares Contributed by the Company
     Name                                    and Held in Trust Under 401(k) Plan
     ----                                    -----------------------------------
     Officers and Directors                    Column (1)          Column (2)
     ----------------------                    ----------          ----------
                                                                   (Aggregate)
     John F. Ferraro(a)                          15,215                75,411
     Robert A. Lerman(a)                         17,582               116,966
     Robert I. Lieberman                            -0-                16,939
     Anthony C. Mirabella(a)                        -0-                   -0-

     All officers and directors as a group(a)
         (4 persons)                             32,797               209,316

     Total Matching Contribution
     to all employees
     (35 persons)                               200,000             1,220,005

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 15

      (j) Other Plans and Employment Contracts - The Company does not have any other pension or similar plan. See Item 10(a) footnotes (1) and (3) herein as to the Company's employment contracts with Messrs. Ferraro, Lerman and Lieberman which provide for the terms of their compensation and disability and termination payment provisions.

      (k) Recent Sales of Unregistered Securities - The Company has not made any recent sales of any unregistered securities, excluding shares under the Company's 401(k) plan, within the past three (3) years, except that: (a) a total of 50,000 shares of common stock were sold on July 5, 1999 to one director of the Company, through the exercise of a portion of his stock options. The options had an exercise price of $0.055 per share, and an aggregate purchase price of $2,750. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. (b) A total of 590,000 options were reassigned in August, 1999 to members of the management team pro rata in accordance with their terms. The majority of these options have been exercised, see paragraph d. below; the remaining unexercised reassigned options provide the right to purchase an aggregate of 48,932 shares of common stock. The expiration date of the options is September 30, 2002. (c) A total of 125,000 shares of common stock were issued from shares of treasury stock on October 1, 1999 as stock bonus awards. The shares were valued at $0.04 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. (d) A total of 3,903,068 shares of common stock were issued to two officers/directors and one director upon the exercise and purchase of the shares underlying their stock options. The two officers/directors issued promissory notes evidencing the obligation and bearing interest at the Prime Rate. The options had an exercise price of $0.055 per share, and an aggregate purchase price of $214,669. The exemption from the registration requirements of
Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. See also Item 10(d),
Item 10(e) and Item 12.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of June 2, 2002, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director and by all officers and directors of the Company as a group. The shares underlying the ISOs held by one officer which are presently exercisable are deemed beneficially owned.


      Name and Address(1)           Amount and Nature             Percent of
      of Beneficial Owner           of Beneficial Ownership       Class Owned
      -------------------           -----------------------       -----------

      Directors and Officers
      John F. Ferraro               4,081,573       shs(2)(6)        22.7%
      Robert A. Lerman              4,379,108       shs(2)           24.4%
      Anthony C. Mirabella            241,790       shs(3)            1.3%
      Robert I. Lieberman             272,853       shs(4)            1.5%

      All officers and
      directors as a group
      (four persons)                8,805,210       shs(5)           49.1%

      Other 5% Shareholders
          None

----------

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 16

      (1) The address of all officers and directors is c/o the Company, 651 Day Hill Road, Windsor, CT 06095.

      (2) Includes 75,411 shares held for Mr. Ferraro and 116,966 shares held for Mr. Lerman in trust under the Company's 401(k) Plan, respectively; includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro, respectively; excludes the aggregate 1,220,005 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

      (3) Excludes the aggregate 1,220,005 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

      (4) Includes options exercisable to acquire 170,114 shares; includes 16,939 shares held in trust under the Company's 401(k) Plan.

      (5) Includes options exercisable to acquire 170,114 shares; includes an aggregate 209,316 shares held in trust under the Company's 401(k) Plan for each respective officer's account; excludes the aggregate 1,220,005 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees. Includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro.

      (6) The aggregate holdings of Company stock now owned by the John F. Ferraro Defined Benefit Pension Plan and Trust established in 1984 equals 1,370,000 shares; Mr. Ferraro, as Trustee of that pension plan, has full voting authority over that such shares which have been included Mr. Ferraro's aggregate beneficial ownership calculation.

Item 12. Certain Relationships and Related Transactions

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

            With Directors and Officers, and Related Persons. A total of 3,903,068 shares of common stock were issued to two officers/directors and one director upon the exercise and purchase of the shares underlying their 1995 stock options. The two officers/directors issued promissory notes evidencing the obligation and such notes bear interest at the Prime Rate. See Item 10(d) and
(e) "Aggregated Option/SAR Exercises" and "1995 Stock Options" and "Option Grants in Last Fiscal Year", and Item 10(k) "Recent Sales of Unregistered Securities".

Item 13. Exhibits and Reports on Form 8-K

      (a) Reports on Form 8-K - The Company filed no reports on Form 8-K with respect to or during the fiscal year ended March 31, 2002.

      (b) Financial Statements

            Independent Auditors' Report.

            Consolidated Balance Sheets - March 31, 2002 and March 31, 2001.

            Consolidated Statements of Income and Comprehensive Income (Loss) - For The Years Ended March 31, 2002 and 2001.

            Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2002 and 2001.

            Consolidated Statements of Cash Flows - For The Years Ended March 31, 2002 and 2001.

            Notes to Consolidated Financial Statements

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 17

      (c) Exhibits

            (3)(a)(i)   Certificate of Incorporation, as amended. (a)

            (3)(a)(ii) February 9, 1987 Amendment to Certificate of Incorporation.(b)

            (3)(b)      By-Laws. (c)

            (4)(i)      Form of Common Stock certificate. (d)

            (10)(i)     Term Note in the amount of $700,000.

            (10)(ii)    Term Note in the amount of $2,025,000.

            (10)(iii) Amended Revolving Loan Agreement in the maximum amount of $2,400,000.

            (11)(i) Calculations of Earnings Per Common Share. This information is presented in Footnote 12 to the Consolidated Financial Statements.

            (16)        Letter re Change in Certifying Accountants.(e)

            (18)        Preferability Letter re Change in the Accounting Method.

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

      (b) Exhibit 3(a)(ii) to Annual Report on Form 10-K for fiscal year ended 1988 (File No. 0-10707)

      (c)   Exhibit 3.2 to Registration Statement on Form S-1 (File No. 2-71500)

      (d)   Exhibit 4.1 to Registration Statement on Form S-1 (File No. 2-71500)

      (e) Exhibit to Current Report on Form 8-K dated November 30, 2000 (File No. 0-10707)

                              Thermodynetics, Inc.
                         Annual Report on Form 10-KSBthe
                                 Signature Page

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

Date: June 21, 2002

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  (Registrant)
                              THERMODYNETICS, INC.


By: /s/ John F. Ferraro                      By: /s/ Robert A. Lerman
   ------------------------------------         --------------------------------
    John F. Ferraro, Chairman of                  Robert A. Lerman, President
    the Board, Chief Executive Officer,           and Director
    Secretary and Director

Date: June 21, 2002                          Date: June 21, 2002



By: /s/ Robert I. Lieberman                  By: /s/ Anthony C. Mirabella
   ------------------------------------         --------------------------------
    Robert I. Lieberman, Chief                    Anthony C. Mirabella, Director
    Financial Officer and
    Treasurer

Date: June 21, 2002                          Date: June 21, 2002

                    THERMODYNETICS, INC. AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS AND

                    INDEPENDENT AUDITORS' REPORT

                    AS OF MARCH 31, 2002 AND 2001 AND FOR THE
                    YEARS ENDED MARCH 31, 2002 AND 2001

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                       YEARS ENDED MARCH 31, 2002 AND 2001


                                    CONTENTS

                                                                     Page
                                                                     ----

INDEPENDENT AUDITORS' REPORT                                           1


CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                   2

         Consolidated Statements of Operations and
             Comprehensive Income                                      3

         Consolidated Statements of Stockholders' Equity               4

         Consolidated Statements of Cash Flows                         5

         Notes to Consolidated Financial Statements                   6-22

                          MAHONEY SABOL & COMPANY, LLP
                                ONE STATE STREET
                           HARTFORD, CONNECTICUT 06103

                                 (860) 541-2000
                               Fax (860) 541-2001


                          Independent Auditors' Report


To the Board of Directors and
  Stockholders of
Thermodynetics, Inc.
Windsor, Connecticut


We have audited the consolidated balance sheets of Thermodynetics, Inc. and Subsidiaries (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/  Mahoney Sabol & Company, LLP

Certified Public Accountants
Hartford, Connecticut

May 24, 2002

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2002 AND 2001


                                                                               2002              2001
                                                                           ------------     ------------

                                     ASSETS
CURRENT ASSETS
   Cash                                                                    $     18,010     $     15,283
   Accounts receivable, net of allowance for doubtful
    accounts of $29,724 and $10,000 in 2002 and 2001, respectively            1,149,734        1,319,100
   Inventories                                                                1,626,199        1,756,837
   Prepaid expenses and other current assets                                    238,078          253,754
                                                                           ------------     ------------
         Total current assets                                                 3,032,021        3,344,974

PROPERTY, PLANT AND EQUIPMENT, net                                            6,218,484        6,020,201

MARKETABLE EQUITY SECURITIES                                                     22,200           76,960

OTHER ASSETS                                                                  1,028,222        1,053,443
                                                                           ------------     ------------

                                                                           $ 10,300,927     $ 10,495,578
                                                                           ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                                          $  1,189,480     $  1,828,824
   Accounts payable                                                             947,206        1,303,837
   Accrued expenses and taxes                                                   159,678           80,334
   Current portion of long-term debt                                            287,871          384,803
   Current portion of obiligation under capital lease                             6,023             --
                                                                           ------------     ------------
         Total current liabilities                                            2,590,258        3,597,798

LONG-TERM LIABILITIES
   Long-term debt, less current maturities included above                     3,382,196        2,929,343
   Obligation under capital lease, less current maturities above                106,795             --
   Deferred income taxes                                                         20,000           20,000
                                                                           ------------     ------------
                                                                              3,508,991        2,949,343


STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
     25,000,000 shares                                                          178,831          137,800
   Additional paid-in capital                                                 5,492,035        5,307,398
   Deficit                                                                   (1,140,324)        (965,157)
   Accumulated other comprehensive income (loss)                                   --           (367,040)
                                                                           ------------     ------------
                                                                              4,530,542        4,113,001
   Less: subscriptions receivable                                               164,300             --
   Less: treasury stock, at cost                                                164,564          164,564
                                                                           ------------     ------------
                                                                              4,201,678        3,948,437
                                                                           ------------     ------------

                                                                           $ 10,300,927     $ 10,495,578
                                                                           ============     ============


       The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                                                       2002              2001
                                                                   ------------      ------------

NET SALES                                                          $ 11,116,183      $ 11,686,291

COST OF SALES                                                         8,415,043         8,871,831
                                                                   ------------      ------------

             Gross profit                                             2,701,140         2,814,460

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                            2,050,305         2,027,118
                                                                   ------------      ------------

             Income from operations                                     650,835           787,342

OTHER INCOME (EXPENSE)
       Other, net                                                        19,555             6,669
       Loss on impairment of securities                                (421,800)             --
       Interest expense                                                (423,757)         (582,538)
                                                                   ------------      ------------
                                                                       (826,002)         (575,869)
                                                                   ------------      ------------
             Income (loss) before provision for
               income taxes                                            (175,167)          211,473

PROVISION FOR  INCOME TAXES                                                --              20,000
                                                                   ------------      ------------

             Income (loss) before cummulative effect
               of accounting change                                    (175,167)          191,473

CUMMULATIVE EFFECT OF ACCOUNTING CHANGE ON
  YEARS PRIOR TO 2001, net of income tax benefit of $53,000                --            (103,846)
                                                                   ------------      ------------

             Net income (loss)                                         (175,167)           87,627

OTHER COMPREHENSIVE INCOME, net of tax
       Unrealized holding gains arising during period                   367,040            14,504
                                                                   ------------      ------------

             Comprehensive income                                  $    191,873      $    102,131
                                                                   ============      ============

EARNINGS (LOSS) PER COMMON SHARE                                   $      (0.01)     $       0.01
                                                                   ============      ============

EARNINGS (LOSS) PER COMMON SHARE - ASSUMING DILUTION               $      (0.01)     $       0.01
                                                                   ============      ============


       The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                            Common Stock                          Treasury Stock
                                       ----------------------                  --------------------
                                                                 Additional
                                       Number of                   Paid-in     Number of
                                        Shares        Amount       Capital      Shares       Amount
                                       ----------   ---------    -----------   ---------    ---------

Balance, March 31, 2000, as restated   13,580,008   $ 135,800    $ 5,298,398    131,898     $(164,564)

Issuance of stock pursuant to
  401(k) plan                             200,000       2,000          9,000       --            --
 Comprehensive Income                        --          --             --         --            --
                                       ----------   ---------    -----------    -------     ---------

Balance, March 31, 2001                13,780,008     137,800      5,307,398    131,898      (164,564)

Issuance of stock pursuant to
  401(k) plan                             200,000       2,000          9,000       --            --
Issuance of stock pursuant to
  incentive plan                        3,903,068      39,031        175,637       --            --
Subscriptions receivable                     --      (164,300)      (164,300)
Comprehensive Income                         --          --             --         --            --
                                       ----------   ---------    -----------    -------     ---------
Balance, March 31, 2002                17,883,076   $ 178,831    $ 5,492,035    131,898     $(164,564)
                                       ==========   =========    ===========    =======     =========




                                                                    Accumulated
                                                                       Other
                                                     Suscriptions  Comprehensive
                                         Deficit      Receivable    Income (Loss)     Total
                                       -----------   ------------  --------------   ----------

Balance, March 31, 2000, as restated   $(1,052,784)   $    --        $(381,544)     $3,835,306

Issuance of stock pursuant to
  401(k) plan                                 --           --             --            11,000
 Comprehensive Income                       87,627         --           14,504         102,131
                                       -----------    ---------      ---------      ----------

Balance, March 31, 2001                   (965,157)        --         (367,040)      3,948,437

Issuance of stock pursuant to
  401(k) plan                                 --           --             --            11,000
Issuance of stock pursuant to
  incentive plan                              --           --             --           214,668
Subscriptions receivable
Comprehensive Income                      (175,167)        --          367,040         191,873
                                       -----------    ---------      ---------      ----------
Balance, March 31, 2002                $(1,140,324)   $(164,300)     $    --        $4,201,678
                                       ===========    =========      =========      ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                                                          2002             2001
                                                                        ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                   $(175,167)      $  87,627
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                                      306,740         286,881
       Deferred tax provision                                                --           (33,000)
       Realized losses on impairment
         of securities                                                    421,800            --
       Realized gain on sale of land held for investment                  (33,720)           --
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                      169,366         (92,283)
          Decrease (increase) in inventories                              130,638          45,698
          Decrease (increase) in prepaid expenses and
            other current assets                                           15,676           5,325
          Decrease (increase) in other assets                             (98,788)         90,735
          (Decrease) increase in accounts payable                        (356,631)       (162,843)
          (Decrease) increase in accrued expenses and taxes                90,344          (6,054)
                                                                        ---------       ---------
               Net cash provided by operating activities                  470,258         222,086
                                                                        ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                           (203,236)       (461,154)
    Proceeds from the sale of land held for investment                    159,667
                                                                        ---------       ---------
               Net cash used in investing activities                      (43,569)       (461,154)
                                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable and long-term debt                           --           611,599
    Proceeds from issuance of stock                                        50,368            --
    Principal payments on debt and capital lease obligations             (474,330)       (360,062)
                                                                        ---------       ---------
               Net cash (used in) provided by financing activities       (423,962)        251,537
                                                                        ---------       ---------

NET INCREASE IN CASH                                                        2,727          12,469

CASH, beginning of year                                                    15,283           2,814
                                                                        ---------       ---------

CASH, end of year                                                       $  18,010       $  15,283
                                                                        =========       =========


       The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES:

      Consolidation:

      The Consolidated financial statements include the accounts of Thermodynetics, Inc., and it's wholly owned subsidiaries, Turbotec Products, Inc., TPI Systems, Inc. and National Energy Systems, Inc. (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

      Intangible Assets:

      Patent costs are capitalized and amortized on a straight-line basis over 17 years. Other intangibles are amortized on a straight-line basis over their estimated useful lives.

      Cash Equivalents:

      The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2002 and 2001.

      Revenue Recognition:

      Revenues are recognized when title of products and risk of loss are transferred to the customer. When right of return exists, revenues are recorded at the time of sale with expected returns based on historical experience. Additional conditions for recognition of revenue are that collections of sales proceeds are reasonably assured and the Company has no further performance obligation according to the sales agreement.

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

      Stock Options:

      In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board (APB) opinion No. 25. If the intrinsic value approach for measurement is elected; SFAS No. 123 requires supplemental disclosure to show the effects of using the fair value measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company's consolidated financial position or results of operations.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

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

      Reclassification:

      Certain amounts as of March 31, 2001 have been reclassified to conform with the March 31, 2002 presentation. The reclassifications have no material effect on the financial statements.

      New Pronouncements

      During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," which requires that goodwill and certain other intangible assets, having indefinite lives, no longer be amortized to earnings but instead be subject to periodic testing for impairment, SFAS No. 143 "Accounting for Retirement Obligations," which provides the accounting requirements for retirement obligations associated with tangible long-lived assets, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 142 and 144 would be effective for the Company's fiscal year ending March 31, 2003 and SFAS 143 would be effective for the Company's fiscal year ending March 31, 2004. Management does not believe that adoption of these statements will significantly impact the Company's financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 2 - FINANCIAL INSTRUMENTS:

      Concentrations of Credit Risk:

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivables, marketable equity securities and other assets:

            o Cash - The Company maintains cash balances which, at times, may exceed federal depository insurance limits. However, at March 31, 2002 and 2001, all cash balances were fully insured.

            o Trade accounts receivable - The Company's customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide: principal applications involve the control of heat transfer. Total sales to individual customers which exceeded ten percent of net sales during the years ended March 31, 2002 and 2001 aggregated 62% (4 customers) and 56% (4 customers), respectively. The Company performs on-going credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and realized losses have been within management's expectations.

            o Marketable equity securities - The investment is concentrated in the common stock of a publicly held entity and is subject to risks of the market as a whole and the industries in which the entity operates.

            o Other assets include a receivable relating to officers' life insurance (see Note 8) which represents the net aggregate proceeds due the Company for the reimbursement of policy premiums. Certain rights to cash value and proceeds from these policies have been assigned to the Company in order to secure amounts due.

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

                       YEARS ENDED MARCH 31, 2002 AND 2001

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

NOTE 3 - RESTATEMENT OF FINANCIAL INFORMATION:

      During the year ended March 31, 2001, the Company restated its financial statements for the years ended March 31, 2000 and 1999. The restated financial results reflected corrections in its accounting procedures related to split dollar insurance arrangements maintained by the Company. Retained earnings (deficit) as of April 1, 1998 was adjusted for the effects of the restatement on prior years. The impact of the adjustments on the Company's financial results as originally reported is summarized below:

                                                  2000                                       1999
                                ----------------------------------------   ----------------------------------------
                                    As Reported           As Restated          As Reported           As Restated
                                -------------------   ------------------   -------------------   ------------------
Income before provision
  for income taxes              $           274,593   $          157,445   $           243,752   $          134,302
                                ===================   ==================   ===================   ==================
Net income                      $            79,593   $            4,445   $           243,752   $          134,302
                                ===================   ==================   ===================   ==================
Earnings per common share       $              0.01   $             0.00   $              0.02   $             0.01
                                ===================   ==================   ===================   ==================
Earnings per common share -
  assuming dilution             $              0.01   $             0.00   $              0.02   $             0.01
                                ===================   ==================   ===================   ==================

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 4 - CHANGE IN ACCOUNTING METHOD:

      During the year ended March 31, 2001, the Company changed its method of computing the IRS section 61 income (compensation) related to split dollar insurance arrangements maintained by the Company. The Company is now utilizing the insurance carrier's annually renewable term insurance rates instead of the PS 58 tables published by the federal government. This computation utilizes the one method, of various acceptable methods, that yields the lowest compensation charge. The effect of this change was to decrease the interest income calculated on the cumulative amounts loaned to certain officers/directors for their contribution toward the premium payments which decreased net income for the year ended March 31, 2001 by $47,066. The cumulative effect of the change on prior years, of $103,846, is a one-time charge to income. The following pro forma amounts show the effect of applying the change retroactively:

                                                       2000                                   1999
                                        ------------------------------------  ------------------------------------
                                              Actual          Pro Forma             Actual            Pro Forma
                                        ----------------  ------------------  -----------------  -----------------
Net income                              $          4,445  $            3,635  $         134,302  $         100,831
                                        ================  ==================  =================  =================
Earnings per common share               $           0.00  $             0.00  $            0.01  $            0.01
                                        ================  ==================  =================  =================
Earnings per common share -
    assuming dilution                   $           0.00  $             0.00  $            0.01  $            0.01
                                        ================  ==================  =================  =================

NOTE 5 - INVENTORIES:

      The major classes of inventories consist of the following as of March 31:

                                                2002              2001
                                                ----              ----

            Raw materials                    $  948,341        $  983,073
            Work-in-process                      38,524           239,600
            Finished goods                      639,334           534,164
                                             ----------        ----------
                                             $1,626,199        $1,756,837
                                             ==========        ==========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 6 - NET PROPERTY AND EQUIPMENT:

      Property and equipment are summarized by major classifications as follows at March 31:

                                                 2002              2001
                                                 ----              ----

        Land                                 $   204,484      $   204,484
        Buildings                              4,915,480        4,915,132
        Machinery and equipment                4,961,428        4,605,239
        Furniture and equipment                  911,046          764,692
        Leasehold improvements                   842,772          838,713
                                             -----------      -----------
                                              11,835,210       11,328,260
        Less accumulated depreciation
            and amortization                   5,616,726        5,308,059
                                             -----------      -----------
                                             $ 6,218,484      $ 6,020,201
                                             ===========      ===========

      During the year ended March 31, 2001, the company increased its estimate of the useful lives of certain buildings, machinery and equipment to reflect their extended productive use. This change had the effect of increasing income before provision for income taxes for the year ended March 31, 2001 by $66,125.

NOTE 7 - MARKETABLE EQUITY SECURITIES:

      The cost and market values of marketable equity securities (common stocks) as well as the realized and gross unrealized gains and losses are as follows:

        Non-current Common Stock                  2002             2001
                                                  ----             ----

        Cost                                   $ 444,000        $ 444,000
        Realized loss                           (421,800)            --
        Gross unrealized loss                       --           (367,040)
                                               ---------        ---------
        Market value                           $  22,200        $  76,960
                                               =========        =========

      The Company owns 37,000 shares of common stock of a publicly traded company which is classified as non-current marketable equity securities. At March 31, 2002, the securities, classified as available-for-sale, were written down to their estimated realizable value as the decline in market value is considered to be other than temporary.

      As of March 31, 2001, accumulated other comprehensive loss totaling $367,040 was included in stockholders' equity to reflect the excess of the cost basis over market value.

      There were no realized gains or losses for the year ended March 31, 2001.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 8 - OTHER ASSETS:

      Other assets consists of the following at March 31:

                                                        2002          2001
                                                        ----          ----

        Land held for sale                           $     --     $  121,194
        Intangible assets, net of accumulated
          amortization of $410,630 and $403,568 in
          2002 and 2001, respectively                    93,741       91,803
        Life insurance loans receivable, net            813,742      731,374
        Investments                                      94,856      100,000
        Other                                            25,883        9,072
                                                     ----------   ----------

                                                     $1,028,222   $1,053,443
                                                     ==========   ==========

NOTE 9 - LINE OF CREDIT:

      The Company has a revolving line of credit (LOC) with a bank originally dated October 31, 1994. The agreements were amended on October 1, 2000 and January 23, 2002 and provide for a borrowing base equal to the sum of the following: 80% of unpaid qualified receivables, the lesser of $1,200,000 or 50% of the lower of cost or market value of eligible raw and work-in-process inventory, plus the lesser of $350,000 or 50% of the lower of cost or market value of eligible finished goods inventory less 100% of the aggregate amount of then undrawn on all letters of credit and acceptances issued by the bank to a maximum of $2,400,000. Interest is charged at the bank's prime rate (4.75% and 8% at March 31, 2002 and 2001, respectively). The LOC contains various financial and non-financial covenants.

NOTE 10 - LONG-TERM DEBT:

      On January 23, 2002, the Company refinanced a mortgage, granted in 1999, and various secured term loans with the proceeds from a $2,025,000 secured term loan (Mortgage Loan) and a $700,000 secured term loan (Equipment
      Loan).

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 10 - LONG-TERM DEBT (Continued):

      The Mortgage Loan is payable in sixty monthly principal installments of $8,438 plus interest at a fixed rate of 7.65% per annum with a balloon payment including all remaining principal and accrued interest due and payable on January 1, 2007. The Mortgage Loan is secured by a first position on the Company's principal facility; is cross collateralized with the Equipment Loan, the LOC and the Equipment LOC; all are secured by substantially all the assets of the Company.

      The Equipment Loan is payable in sixty monthly principal installments of $11,667 plus interest at the bank's prime rate (4.75% at March 31, 2002). The Equipment Loan is cross-collateralized with the Mortgage Loan and is secured by substantially all the assets of the Company.

      In July, 1999, the Company obtained a secured term note from a bank, the proceeds from which replaced a mortgage note payable on the Company's principal facility. The $1,750,000 note required monthly principal installments of $7,292 plus interest at the bank's prime rate (4.75% and 8% at March 31, 2002 and 2001) plus 1%, and matures on December 1, 2004. The note was secured by substantially all of the assets of the Company and was refinanced with proceeds from the Mortgage Loan described above.

      On June 25, 1996, the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,100,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 13) and a second mortgage on the Company's principal facility. The second mortgage was released upon payment of certain amounts from the Mortgage Loan. The note is payable in monthly installments of principal and interest of $10,510. The note had a fixed interest rate of 9.72% through August 2001 at which time the interest rate was adjusted to 7.71%, as defined in the note. In addition, the Company must comply with certain financial and non-financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the loan's maturity date.

      At March 31, 2002, the Company had $53,122 outstanding on a $300,000 line of credit agreement for the acquisition of equipment (Equipment LOC). These borrowings have been reflected as long-term debt in these financial statements consistent with the workings of this Line which require the outstanding balance to be paid over sixty months with interest charged at the bank's prime rate.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 10 - LONG-TERM DEBT (Continued):

      The Company had various secured term notes from a bank which required total monthly principal installments of $16,979 plus interest at the bank's prime rate plus 1%, maturing through fiscal 2007 which were repaid as part of the January, 2002 refinancing. The notes were secured by substantially all assets of the Company.

                                                            2002         2001
                                                            ----         ----

        Mortgage - primary facility                      $1,999,688   $1,633,333
        Mortgage note payable - multi-purpose building      934,357      993,835
        Equipment term notes payable                        736,022      686,978
                                                         ----------   ----------
                                                          3,670,067    3,314,146
        Less: current maturities                            287,871      384,803
                                                         ----------   ----------

                                                         $3,382,196   $2,929,343
                                                         ==========   ==========

      Maturities of long-term debt for each of the years succeeding March 31, 2002 are as follows:

             Year ending March 31,
                 2003                                    $  287,871
                 2004                                       292,506
                 2005                                       287,878
                 2006                                       287,878
                 2007 and thereafter                      2,513,934
                                                         ----------
                                                         $3,670,067
                                                         ==========

NOTE 11 - LEASES:

      On July 24, 2001, the Company entered into a capital lease with for certain computer equipment. The lease calls for 60 monthly payments of $2,689 including principal and interest at 9.6% per annum.

      Computer equipment under capital lease included in net property, plant and equipment at March 31, 2002 is as follows:

             Furniture and equipment                     $127,691
             Less accumulated amortization                 17,026
                                                         --------
                                                         $110,665
                                                         ========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 11 - LEASES (Continued):

      The following is a schedule by year of future minimum rental payments required under the above lease as of March 31, 2002:

                                                          Capital
            Year                                           Lease
            ----                                           -----

            2003                                         $ 32,263
            2004                                           32,263
            2005                                           32,263
            2006                                           32,263
            2007                                            9,588
                                                         --------
            Total minimum lease payments                  138,640
            Less amounts representing
                interest                                   25,822
                                                         --------
            Present value of net
                minimum lease payments                    112,818
            Less current portion of
                obligations under capital lease             6,023
                                                         --------

            Long-term obligations
                under capital lease                      $106,795
                                                         ========

NOTE 12 - STOCKHOLDERS' EQUITY:

      Stock Options:

      In May, 1995 and August 1999, the Board of Directors granted options to employees and directors which provide the opportunity to purchase a total of 5,000,000 shares of common stock at an exercise price of $.055 per share (market price at the date of issuance). All employees and directors were fully vested at the time of issuance and the options expire on September 30, 2002. Through March 31, 2002, 4,603,068 shares have been issued as a result of the exercise of options, resulting in a charge to operations of $-0- for the years ended March 31, 2002 and 2001.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 12 - STOCKHOLDERS' EQUITY (Continued):

      A summary of the status of the Company's stock option plan as of March 31, 2002 and 2001 and changes during the years ending on those dates is presented below:

                                            2002                   2001
                                     -------------------   -------------------
                                     Outstanding   Price   Outstanding   Price
                                     -----------   -----   -----------   -----

        Outstanding at beginning
          of year                     4,300,000    $.055    4,300,000    $.055
        Granted                            --      $.055         --      $.055
        Excercised                   (3,903,068)   $.055         --      $.055
        Canceled                           --      $  --         --      $  --
                                     ----------             ---------
        Outstanding at end of year      396,932    $.055    4,300,000    $.055
                                     ==========             =========

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

                                                   2002                        2001
                                         ------------------------    -----------------------
                                         As Reported    Pro Forma    As Reported   Pro Forma
                                         -----------    ---------    -----------   ---------
        Income (Loss):
          Net Income (Loss)              $  (175,167)  $  (175,167)  $    87,627  $    87,627
                                         ===========   ===========   ===========  ===========

        Income (loss) per common share   $     (0.01)  $     (0.01)  $      0.01  $      0.01

            The fair value of each option grant is estimated on the date of grant with the following assumptions:

                Expected dividend yield                      0%
                Expected volatility                         42%
                Risk-free interest rate                    6.5%
                Expected life of options              76 months

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 13 - EARNINGS PER COMMON SHARE:

      A reconciliation of the numerators and denominators of the basis and diluted Earning per Common Share (EPS) computations for the years ended March 31:


                                                  2002                         2001
                                       ---------------------------  --------------------------
                                         Income         Shares        Income        Shares
                                       (Numerator)   (Denominator)  (Numerator)  (Denominator)
                                       -----------   -------------  -----------  -------------
        Net income                      $(175,167)                    $87,627
                                        ---------                     -------

        Basic EPS
         Income available to common
          stockholders                   (175,167)     15,170,572      87,627      13,730,693
        Effect of Dilutive Securities
          Stock options                      --              --          --         2,939,241
                                        ---------     -----------     -------     -----------
        Diluted EPS
        Income available to common
          stockholders  including
          assumed  conversions          $(175,167)    $15,170,572     $87,627     $16,669,934
                                        =========     ===========     =======     ===========

NOTE 14 - RENTAL OF MULTI-PURPOSE BUILDING:

      The Company leases a portion of its multi-purpose building (see Note 10) to an unrelated tenant under an agreement which expires August 31, 2005. Rental income aggregated $59,177 and $50,792 for the years ended March 31, 2002 and 2001, respectively, and is included in other income (expense), net in the accompanying consolidated statements of operations and comprehensive income.

NOTE 15 - RESEARCH AND DEVELOPMENT COSTS

      Research and development costs charged to selling, general and administrative expenses amounted to $109,923 and $107,732 for the years ended March 31, 2002 and 2001, respectively.

NOTE 16 - ADVERTISING

      The Company expenses the production costs of advertising when the costs are incurred. Advertising expense charged to selling, general and administrative expenses totaled $28,427 and $31,515 for the years ended March 31, 2002, and 2001, respectively.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 17 - INCOME TAXES:

      The provision for (benefit from) income taxes consists of the following:

                                2002              2001
                              --------          --------

        Current
          State               $   --            $   --
                              --------          --------

        Deferred                  --             (33,000)
                              --------          --------

                              $   --            $(33,000)
                              ========          ========

      The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company's AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. For 2002 and 2001, the Company had no liability for state taxes based upon income. State taxes accrued were based on net worth and, accordingly, included in selling, general and administrative expenses.

      The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for fiscal years 2002 and 2001. The principal reasons for this difference are listed in the following table:

                                                     2002       2001
                                                     ----       ----

        Statutory federal  and state income tax       34%        34%
        Amortization and other                        -2        -175
        Utilization of net operating loss
          carryforwards                               23        227
        Change in valuation allowance                -55        -146
                                                     ---        ---
                                                       0%       -60%
                                                     ===        ===

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 17 - INCOME TAXES (Continued):

      The significant components of the deferred tax provision are as follows:

                                                    2002          2001
                                                    ----          ----

        Net operating loss- federal              $(107,000)    $ 75,000
        Property and equipment, net                 45,000      (63,000)
        Other                                       12,000        4,000
        Uniform capitalization                       3,000       (1,000)
        Write down of marketable security          143,000         --
        Valuation Allowance                        (96,000)     (48,000)
                                                 ---------     --------

                                                 $    --       $(33,000)
                                                 =========     ========


      The components of the net deferred tax accounts as of March 31, 2002 and 2001 are as follows:

                                                    2002         2001
                                                    ----         ----
        Deferred tax assets:
        Net operating loss                       $ 606,000    $ 709,000
        Investment tax credits                     144,000      144,000
        Uniform capitalization                      25,000       22,000
        Write down of marketable security          143,000         --
        Valuation Reserve                          (96,000)        --
        Other                                       22,000       14,000
                                                 ---------    ---------
        Total deferred tax assets                  844,000      889,000
        Deferred tax liabilities:
        Property and equipment, net               (864,000)    (909,000)
                                                 ---------    ---------

        Net deferred tax asset (liability)       $ (20,000)   $ (20,000)
                                                 =========    =========


      The Company has approximately $1,800,000 of net operating losses for federal income tax reporting purposes available for carryforward, which expire in years ending March 31, 2004 through 2011. Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, the write down of a marketable security for financial reporting; inventory capitalization adjustments recorded for tax reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Unused tax credit carryovers totaled approximately $144,000 as of March 31, 2002 and expire in years through March 31, 2008.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 17 - INCOME TAXES (Continued):

      The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

NOTE 18 - 401(k) PLAN

      The Company has a defined contribution 401(k) plan, which covers all participating employees who are over the age of 21 years and have at least one year of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Matching contributions are made, in the form of Company common stock, subsequent to the close of the Company's fiscal year. Contributions for the years ended March 31, 2002 and 2001 totaled $6,000, and $11,000, respectively.

NOTE 19 - EMPLOYMENT CONTRACTS

      The Company has employment agreements with two of its employees which currently renew on a year to year basis. These agreements provide for combined annual base salaries of $215,000 for the fiscal years ended March 31, 2002 and 2001. The employees may also earn a discretionary bonus based on criteria established by the Board of Directors.

      The Company has also entered into employment agreements with two employees and directors, which were renewed through March 2006. These agreements provide for an annual base salary of approximately $165,000 each, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage. In addition, upon death, the employees' estate will receive a specified death benefit from life insurance policies funded by the Company (see Note 8).

      In the event of termination, all four agreements provide for the continuation of compensation and benefits. However, the employees may not compete with the Company within the United States for a period of two years after termination.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 20 - CASH FLOW INFORMATION:

      Cash paid for interest was $450,953 and $538,429 for the years ended March 31, 2002 and 2001

      Long-term debt of $176,033 and $336,991 was incurred when the Company acquired equipment and vehicles during the years ended March 31, 2002 and 2001, respectively.

      A capital lease obligation of 127,691 was incurred when the Company acquired computer equipment during the year ended March 31, 2002.

      During the year ended March 31, 2002 the Company refinanced $2,725,000 of long-term debt.

      Issuance of stock pursuant to 401(k) plan was $11,000 for each the years ended March 31, 2002 and 2001, respectively.

      Unrealized holding gains were $367,040 and $14,504 for the years ended March 31, 2002 and 2001, respectively.

NOTE 21 - OTHER COMPREHENSIVE INCOME

      Other comprehensive income is reflected net of a provision for income taxes totaling $-0- for each of the years ended March 31, 2002 and 2001.

================================================================================


                     U.S. Securities and Exchange Commission


                                    EXHIBITS

                                       to

                                   Form 10-KSB

                                  Annual Report

                                    under the

                         Securities Exchange Act of 1934




                              Thermodynetics, Inc.
               (Exact name of registrant as specified in charter)


                         Commission File Number 0-10707


                      For Fiscal Year Ended March 31, 2002


================================================================================

                              Thermodynetics, Inc.

                                Index to Exhibits

Exhibit
Number

(3)(a)(i)   Certificate of Incorporation, as amended (a)

(3)(a)(ii)  February 9, 1987 Amendment to Certificate of Incorporation.(b)

(3)(b)      By-Laws (c)

(4)(i)      Form of Common Stock certificate. (d)

(10)(i)     Term Note in the amount of $700,000.

(10)(ii)    Term Note in the amount of $2,025,000.

(10)(iii) Amended Revolving Loan Agreement in the maximum amount of $2,400,000.

(11)(i) Calculations of Earnings Per Common Share. This information is presented in Footnote 12 to the Consolidated Financial Statements.

(16)        Letter re Change in Certifying Accountants.(e)

(18)        Preferability Letter re Change in the Accounting Method.

(22)        Subsidiaries - at Part III, Item 13 of 10-KSB.

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