Form 10QSB
period 2002-06-30
THERMODYNETICS INC
filed 2002-08-14
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002     Commission File Number: 0-10707

                              THERMODYNETICS, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        06-1042505
(State or other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

651 Day Hill Road, Windsor, CT           06095                   860-683-2005
(Address of Principal                  (Zip Code)             (Telephone Number)
Executive Offices)

(Former name, former address and former fiscal year, if changed since last report.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2002
-----------------------------                       ----------------------------
 Common stock $.01 Par Value                              17,883,076 Shares

Transitional Small Business Disclosure Format     Yes | |   No |X|

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                    Page Number

PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets
               June 30, 2002 and March 31, 2002......................    3

            Consolidated Statements of Income and Comprehensive
               Income Three Months Ended June 30,
               2002 and 2001.........................................    4


            Consolidated Statements of Cash Flows
               Three Months Ended June 30,
               2002 and 2001.........................................    5

            Notes to Consolidated Financial Statements...............    6-7

   Item 2.  Management's Discussion and Analysis or
               Plan of Operation.....................................    8-9


PART II OTHER INFORMATION

   Item 1.  Legal Proceedings........................................    10

   Item 2.  Changes in Securities....................................    10

   Item 3.  Defaults Upon Senior Securities..........................    10

   Item 4.  Submission of Matters to a Vote of Security Holders......    10

   Item 5.  Other Information........................................    10

   Item 6.  Exhibits and Reports on Form 8-K.........................    10

SIGNATURE PAGE ......................................................    11

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                June 30,         March 31,
                                                                  2002             2002
                                                              ------------     ------------
                                                              (Unaudited)        (Audited)
CURRENT ASSETS
--------------
  Cash                                                        $        911     $     18,010
  Accounts Receivable, Net                                       1,410,766        1,149,734
  Inventories                                                    1,505,940        1,626,199
  Prepaid Expenses and Other Current Assets                        341,889          238,078
                                                              ------------     ------------
    Total Current Assets                                         3,259,506        3,032,021
                                                              ------------     ------------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
  Property, Plant and Equipment - At Cost                       12,020,089       11,835,210
  Less: Accumulated Depreciation                                 5,702,208        5,616,726
                                                              ------------     ------------
   Property, Plant, and Equipment - Net                          6,317,881        6,218,484
                                                              ------------     ------------

OTHER ASSETS
------------
  Intangible Assets - Net of Amortization                           93,741           93,741
  Officers' Life Insurance                                         827,371          813,742
  Investment in Foreign Company                                     94,856           94,856
  Deposits and Other                                                24,983           25,883

  Marketable Equity Securities, at Market                              -0-           22,200
                                                              ------------     ------------
    Total Other Assets                                           1,040,951        1,050,422
                                                              ------------     ------------

TOTAL ASSETS                                                  $ 10,618,338     $ 10,300,927
                                                              ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts Payable                                            $  1,301,272     $    947,206
  Accrued Taxes and Expenses                                        94,784          159,678
  Current Portion of Long-Term Debt                                287,895          293,894
  Notes Payable - Bank                                           1,061,116        1,189,480
                                                              ------------     ------------
    Total Current Liabilities                                    2,745,067        2,590,258
                                                              ------------     ------------

DEFERRED INCOME TAXES                                               20,000           20,000
LONG-TERM DEBT                                                   3,501,778        3,488,991

STOCKHOLDERS' EQUITY
--------------------
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 17,883,076 shares
      at 6/30/02 and 3/31/02                                       178,830          178,830
    Additional Paid-in Capital                                   5,492,036        5,492,036
  Less: Treasury Stock, 131,898 shares, at Cost                    164,564          164,564
  Less: Stock subscriptions receivable                             164,300          164,300
  Retained Earnings (Deficit)                                     (990,509)      (1,140,324)
                                                              ------------     ------------
    Total Stockholders' Equity                                   4,351,493        4,201,678
                                                              ------------     ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                        $ 10,618,338     $ 10,300,927
                                                              ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                    2002             2001
                                                                    ----             ----
Net Sales                                                       $  3,047,913     $  3,055,364

Cost of Goods Sold                                                 2,271,763        2,306,986
                                                                ------------     ------------

Gross Profit                                                         776,150          748,378

Selling, General & Administrative Expenses                           521,483          491,201
                                                                ------------     ------------

Income From Operations                                               254,667          257,177
                                                                ------------     ------------

Other Income (Expense)
     Interest Expense, Net                                           (84,815)        (120,238)
     Other - Net                                                     (20,037)          (2,709)
                                                                ------------     ------------
     Total Other Income (Expense)                                   (104,852)        (122,947)
                                                                ------------     ------------

Income Before Income Taxes                                           149,815          134,230

Provision for Income Taxes                                               -0-              -0-
                                                                ------------     ------------

Net Income                                                           149,815          134,230

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period                         -0-           34,040
                                                                ------------     ------------
                                                                         -0-           34,040
                                                                ------------     ------------

Comprehensive Income                                            $    149,815     $    168,270
                                                                ------------     ------------

Earnings per Share-Basic                                        $        .01     $        .01
                                                                ============     ============

Earnings per Share-Diluted                                      $        .01     $        .01
                                                                ============     ============

Weighted Average Shares Outstanding- Basic                        17,883,076       13,780,008
                                                                ============     ============
Weighted Average Shares Outstanding- Diluted                      17,993,884       16,109,175
                                                                ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                             2002           2001
                                                             ----           ----
OPERATING ACTIVITIES:
--------------------
  Net income                                               $ 149,815      $ 134,230
       Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
  Realized loss on impairment of securities                   18,237            -0-
  Depreciation and amortization                               85,482         80,997
  Deferred tax provision                                         -0-            -0-
  Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable                   354,066        150,514
   Decrease (increase) in prepaid expenses and
        other assets                                        (102,911)      (104,771)
   Decrease (increase) in accounts receivable               (261,032)       (41,242)
   Decrease (increase) in inventories                        120,259         (4,336)
   Increase (decrease) in accrued taxes and expenses         (64,894)         8,769
                                                           ---------      ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          299,022        224,161
                                                           ---------      ---------
INVESTING ACTIVITIES;
--------------------
  Purchases of property, plant and equipment                (184,879)      (100,212)
  Increase in other investments                                  -0-         (1,605)
 Proceeds from sales of marketable securities                  3,963            -0-
 (Increase ) decrease in officers life insurance             (13,629)       (13,629)
                                                           ---------      ---------

NET CASH (USED IN) INVESTING ACTIVITIES                     (194,545)      (115,446)
                                                           ---------      ---------
FINANCING ACTIVITIES
--------------------
  Net proceeds (payments) on revolving and term debt        (121,576)      (120,532)
                                                           ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (121,576)      (120,532)
                                                           ---------      ---------

INCREASE (DECREASE) IN CASH                                  (17,099)       (11,817)

CASH AT BEGINNING OF PERIOD                                   18,010         15,283
                                                           ---------      ---------

CASH AT END OF PERIOD                                      $     911      $   3,466
                                                           =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      NOTE 1: BASIS OF PRESENTATION

      The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 2002 and June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

      NOTE 2: INVENTORIES

      Inventories consist of the following at:

                              June 30, 2002        March 31, 2002
                              -------------        --------------

          Raw materials         $  885,304           $  948,341
          Work-in-process              139               38,524
          Finished goods           620,497              639,334
                                ----------           ----------
                                $1,505,940           $1,626,199
                                ==========           ==========

      Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

      NOTE 3: EARNINGS PER SHARE

      The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three months ended June 30, 2002 and June 30, 2001 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average numbers of shares outstanding used in the calculations are as follows:

                                                                     Three Months Ended
                                                    June 30, 2002      June 30, 2001
                                                    -------------      -------------
      Weighted Average Shares Outstanding-Basic       17,883,076        13,780,008
      Assumed Conversion of Stock Options                110,808         2,329,167
                                                      ----------        ----------
      Weighted Average Shares Outstanding-Diluted     17,993,884        16,109,175
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

      The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:


                                                June 30, 2002  March 31, 2002
                                                -------------  --------------

           Assets:
            Uniform capitalization adjustment     $  25,000      $  25,000
            Net operating loss carryforward         558,000        606,000
            Investment tax credits                  144,000        144,000
            Write down of marketable security       143,000        143,000
            Valuation reserve                       (41,000)       (96,000)
            Other                                    32,000         22,000
                                                  ---------      ---------
                                                    861,000        844,000
          Liabilities:
            Accelerated depreciation               (881,000)      (864,000)
                                                  ---------      ---------
                                                   (881,000)      (864,000)

          Net deferred tax asset (liability)      $ (20,000)     $ (20,000)
                                                  =========      =========

      At June 30, 2002, the Company had net operating loss carryforwards of approximately $1,642,000 expiring from 2004 to 2011.

      NOTE 5:  CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

      The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".


                                                        3 Months Ended June 30,
                                                          2002          2001
                                                          -----         ----

      Cash payments for interest                        $  84,815     $ 120,238
      Issuance of common stock to 401(k) plan           $     -0-     $     -0-
      Valuation reserve to reflect long-term equity
        securities at market                            $     -0-     $  34,040


      NOTE 6: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      The Company has adopted "Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components (i.e. revenues, expenses, gains and losses) in a complete set of financial statements.

      NOTE 7: NEW PRONOUNCEMENTS

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


      RESULTS OF OPERATIONS

      Net sales for the three months ended June 30, 2002 totaled $3,047,913 equivalent to the $3,055,364 recorded during the comparable quarter of the prior year. The strong sales performance in the first quarter continued the trend of recent years, where certain markets served by the company, led by residential water source heat pump applications, have strong requirements for products in the spring months. This core business, spurred by new housing starts in many regions of the US, continues to grow. Other markets for coaxial coils, notably marine air conditioning products and swimming pool heat pumps, also contributed significantly to the Company's shipments during the quarter.

      Continued significant weakness in commercial and industrial construction tempered the growth in water source heat pump applications. Despite lower interest rates and various incentive programs, non-residential construction remains slow and it is unclear when this segment is likely to exhibit signs of recovery.

      During the current period the Company completed development of a manufacturing cell dedicated to the production of surface enhanced tubing using a roll-formed process. Shipments of this tubing for a boiler related application began in May under a two-year exclusive supply agreement with a large OEM customer.

      Gross profit margins improved slightly in the current period versus the same period last year, as the Company was able to negotiable more favorable pricing from certain large suppliers. The full effect of these cost reductions should be reflected in subsequent quarters during this fiscal year. Direct labor unit costs remained flat as higher labor rates were largely offset by improvements in efficiency and productivity. Manufacturing overhead expenses also were somewhat higher than the June 2001 quarter due to increases in employee benefit costs (principally group insurance), utility expenses and other occupancy related costs.

      Selling, general and administrative expenses increased by $30,282 over the same period last year. Changes in staffing levels in support functions were made during the later stages of last fiscal year, which are now reflected as part of increased period costs in fiscal 2003. As the Company plans on adding to its marketing and engineering staffs, future period expenses are expected to increase.

      Interest expense decreased from $120,238 in the June 2001 quarter to $84,815 in the current period due to decreases in the prime borrowing rate charged by banks coupled by the continued amortization of term debt related to buildings and machinery and equipment.

      In June 2002 the Company wrote off an investment in a marketable equity security and a charge of $18,237 was included in other expense. During the same period of the prior year, comprehensive income of $34,040 represented the change in market value of the investment from March 31, 2001.

      Net income for the three months ended June 30, 2002 was $149,815 or 5% of net sales as compared to $134,230 or 4% of net sales for the prior year period. Earnings per share were $.01 for both years computed on both a basic and fully diluted basis.

      LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2002 working capital was $514,439 compared to $441,763 at March 31, 2002. During the quarter, current assets increased by $227,485 and total assets increased by $317,411 over March 31, 2002. Current liabilities increased by only $154,809 contributing to the overall improvement in working capital. Accounts receivable increased during the quarter by $261,032 reflecting higher levels of shipments in the first quarter compared to the last three months of the prior fiscal year. Inventories decreased by $120,259 as more favorable purchasing arrangements enabled the Company to reduce standard costs for metal tubing while finished goods levels were depleted to meet customer requirements.

      Investing activities relating to purchases of fixed assets increased from the same period of the prior year as new manufacturing cells were constructed to provide additional flexibility on the shop floor. In addition, the Company completed construction of a roll-forming machine in May 2002 and has commenced supplying enhanced surface tubing for boiler related applications.

      Net cash used in financing activities in the quarter ended June 30, 2002 was $121,576 as compared to net cash used of $120,532 for the comparable period of the prior year. During both periods, net repayments against the revolving line of credit combined with amortization of term debt reduced the overall level of debt carried by the Company.

      Inflation and other cost increases continue to play a more significant role in the Company's day-to-day operations as competitive pricing pressures created in part by weakened demand for products in certain markets restrict the Company's ability to fully recover added expenses. Improvements in manufacturing processes and procedures enable the Company to offset a portion of the effects of inflation and continuing internal refinements are expected to generate ongoing cost reductions. Future increases in interest rates charged by financial institutions will impact both the Company's cost of borrowing to fund future growth as well as the ability of its customers to sell products in markets sensitive to interest rate fluctuations.

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

      (a)   No Exhibits have been submitted with this report.

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                 SIGNATURE PAGE

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THERMODYNETICS, INC.


      Date: August 13, 2002         By:   /s/ Robert A. Lerman
                                         -------------------------------------
                                         Robert A. Lerman
                                         President and Chief Executive Officer


      Date: August 13, 2002         By:   /s/ Robert I. Lieberman
                                         -------------------------------------
                                         Robert I. Lieberman
                                         Treasurer and Chief Financial Officer