Form 10QSB
period 2002-09-30
THERMODYNETICS INC
filed 2002-11-13
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                                                 Commission File Number: 0-10707

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                Outstanding at September 30, 2002
---------------------------                    ---------------------------------
Common stock $.01 Par Value                             17,951,178 Shares

Transitional Small Business Disclosure Format Yes |_| No |X|

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

  PART I        FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets
                    September 30, 2002 and March 31, 2002                      3

                Consolidated Statements of Income and Comprehensive
                    Income Three Months Ended September 30, 2002 and 2001      4

                Consolidated Statements of Income and Comprehensive
                    Income Six Months Ended September 30, 2002 and 2001        5

                Consolidated Statements of Cash Flows
                    Six Months Ended September 30, 2002 and 2001               6

                Notes to Consolidated Financial Statements                   7-8

        Item 2. Management's Discussion and Analysis or Plan of Operation   9-10

        Item 3. Controls and Procedures                                       11

  PART II       OTHER INFORMATION

        Item 1. Legal Proceedings                                             11

        Item 2. Changes in Securities                                         11

        Item 3. Defaults Upon Senior Securities                               11

        Item 4. Submission of Matters to a Vote of Security Holders           11

        Item 5. Other Information                                             11

        Item 6. Exhibits and Reports on Form 8-K                              11

SIGNATURE PAGE                                                             12-16

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             ASSETS

                                                                September 30,         March 31,
                                                                    2002                2002
                                                                -------------       ------------
                                                                 (Unaudited)          (Audited)
CURRENT ASSETS
  Cash                                                          $      2,225        $     18,010
  Accounts Receivable, Net                                         1,089,259           1,149,734
  Inventories                                                      1,526,816           1,626,199
  Prepaid Expenses and Other Current Assets                          324,390             238,078
                                                                ------------        ------------
    Total Current Assets                                           2,942,690           3,032,021
                                                                ------------        ------------

PROPERTY, PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                         12,174,288          11,835,210
  Less: Accumulated Depreciation                                   5,787,690           5,616,726
                                                                ------------        ------------
   Property, Plant, and Equipment - Net                            6,386,598           6,218,484
                                                                ------------        ------------

OTHER ASSETS
  Intangible Assets - Net of Amortization                             93,741              93,741
  Officers' Life Insurance                                           848,196             813,742
  Investment in Foreign Company                                       94,856              94,856
  Deposits and Other                                                  24,083              25,883
  Marketable Equity Securities, at Market                                -0-              22,200
                                                                ------------        ------------
    Total Other Assets                                             1,060,876           1,050,422
                                                                ------------        ------------

TOTAL ASSETS                                                    $ 10,390,164        $ 10,300,927
                                                                ============        ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                              $  1,015,860        $    947,206
  Accrued Taxes and Expenses                                          51,971             159,678
  Current Portion of Long-Term Debt                                  303,415             293,894
  Notes Payable - Bank                                               907,520           1,189,480
                                                                ------------        ------------
    Total Current Liabilities                                      2,278,766           2,590,258
                                                                ------------        ------------

DEFERRED INCOME TAXES                                                 20,000              20,000
LONG-TERM DEBT                                                     3,567,927           3,488,991

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 18,083,076 shares
      at 9/30/02 and 17,883,076 shares at 3/31/02                    180,830             178,830
    Additional Paid-in Capital                                     5,496,036           5,492,036
  Less: Treasury Stock, 131,898 shares, at cost                      164,564             164,564
  Less: Stock subscriptions receivable                               134,300             164,300
  Retained Earnings (Deficit)                                       (854,531)         (1,140,324)
                                                                ------------        ------------
    Total Stockholders' Equity                                     4,523,471           4,201,678
                                                                ------------        ------------

TOTAL LIABILITIES AND                                           $ 10,390,164        $ 10,300,927
  STOCKHOLDERS' EQUITY                                          ============        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                          2002              2001
                                                     ------------      ------------
Net Sales                                            $  2,709,404      $  3,116,355

Cost of Goods Sold                                      1,906,798         2,444,170
                                                     ------------      ------------

Gross Profit                                              802,606           672,185

Selling, General & Administrative Expenses                541,457           517,450
                                                     ------------      ------------

Income From Operations                                    261,149           154,735
                                                     ------------      ------------

Other Income (Expense)
     Interest Expense, Net                               (103,366)         (126,802)
     Other - Net                                          (21,805)           31,010
                                                     ------------      ------------
     Total Other Income (Expense)                        (125,171)          (95,792)
                                                     ------------      ------------

Income Before Income Taxes                                135,978            58,943

Provision for Income Taxes                                    -0-               -0-
                                                     ------------      ------------

Net Income                                                135,978            58,943

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period              -0-           (37,000)
                                                     ------------      ------------
                                                              -0-           (37,000)
                                                     ------------      ------------

Comprehensive Income                                 $    135,978      $     21,943
                                                     ------------      ------------

Earnings per Share-Basic                             $        .01      $        NIL
                                                     ============      ============

Earnings per Share-Diluted                           $        .01      $        NIL
                                                     ============      ============

Weighted Average Shares Outstanding - Basic            18,083,076        13,980,008
                                                     ============      ============
Weighted Average Shares Outstanding - Diluted          18,232,768        16,309,175
                                                     ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                         2002              2001
                                                     ------------      ------------
Net Sales                                            $  5,757,317      $  6,171,719

Cost of Goods Sold                                      4,178,560         4,751,157
                                                     ------------      ------------

Gross Profit                                            1,578,757         1,420,562

Selling, General & Administrative Expenses              1,062,941         1,008,651
                                                     ------------      ------------

Income From Operations                                    515,816           411,911
                                                     ------------      ------------

Other Income (Expense)
     Interest Expense, Net                               (188,181)         (247,040)
     Other - Net                                          (41,842)           28,302
                                                     ------------      ------------
     Total Other Income (Expense)                        (230,023)         (218,738)
                                                     ------------      ------------

Income Before Income Taxes                                285,793           193,173

Provision for Income Taxes                                    -0-               -0-
                                                     ------------      ------------

Net Income                                                285,793           193,173

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period              -0-            (2,960)
                                                     ------------      ------------
                                                              -0-            (2,960)
                                                     ------------      ------------

Comprehensive Income                                 $    285,793      $    190,213
                                                     ------------      ------------

Earnings per Share-Basic                             $        .02      $        .01
                                                     ============      ============

Earnings per Share-Diluted                           $        .02      $        .01
                                                     ============      ============

Weighted Average Shares Outstanding - Basic            17,983,076        13,880,554
                                                     ============      ============
Weighted Average Shares Outstanding - Diluted          18,114,744        16,209,721
                                                     ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)

                                                                  2002           2001
                                                               ---------      ---------
OPERATING ACTIVITIES:
  Net income                                                   $ 285,793      $ 193,173
           Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
  Realized loss on impairment of securities                       18,237            -0-
  Depreciation and amortization                                  170,964        161,680
  Deferred tax provision                                             -0-            -0-
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                       68,654        (47,951)
    Decrease (increase) in prepaid expenses and
        other assets                                             (84,512)       (55,437)
    Decrease (increase) in accounts receivable                    60,475         (5,738)
    Decrease (increase) in inventories                            99,383          6,825
    Increase (decrease) in accrued taxes and expenses           (101,707)       (34,528)
                                                               ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        517,287        218,024
                                                               ---------      ---------

INVESTING ACTIVITIES;
  Purchases of property, plant and equipment                    (339,078)      (270,428)
  Increase in other investments                                      -0-          1,893
  Proceeds from sales of marketable securities                     3,963            -0-
  (Increase) decrease in officers life insurance                 (34,454)       (34,454)
  Proceeds from exercise of stock options                         30,000            -0-
  Sale of land held for development                                  -0-        121,194
                                                               ---------      ---------

NET CASH (USED IN) INVESTING ACTIVITIES                         (339,569)      (181,795)
                                                               ---------      ---------

FINANCING ACTIVITIES
  Net proceeds (payments) on revolving and term debt            (193,503)       (48,046)
                                                               ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                      (193,503)       (48,046)
                                                               ---------      ---------

INCREASE (DECREASE) IN CASH                                      (15,785)       (11,817)

CASH AT BEGINNING OF PERIOD                                       18,010         15,283
                                                               ---------      ---------

CASH AT END OF PERIOD                                          $   2,225      $   3,466
                                                               =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended September 30, 2002 and September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

Inventories consist of the following at:

                                      September 30, 2002      March 31, 2002
                                      ------------------      --------------
      Raw materials                       $  886,449            $  948,341
      Work-in-process                         38,524                38,524
      Finished goods                         601,843               639,334
                                          ----------            ----------
                                          $1,526,816            $1,626,199
                                          ==========            ==========

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

NOTE 3: EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three and six months ended September 30, 2002 and September 30, 2001 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average numbers of shares outstanding used in the calculations are as follows:

                                                 Three Months Ended                     Six Months Ended
                                          Sept 30, 2002      Sept 30, 2001      Sept 30, 2002      Sept 30, 2001
                                          -------------      -------------      -------------      -------------
Weighted Average Shares - (Basic)           18,083,076         13,980,008         17,983,076         13,880,554
Assumed Conversion of Stock Options            149,692          2,329,167            131,668          2,329,167
                                            ----------         ----------         ----------         ----------
Weighted Average Shares - (Diluted)         18,232,768         16,309,175         18,114,744         16,209,721
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

The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

                                             September 30, 2002   March 31, 2002
                                             ------------------   --------------
       Assets:
        Uniform capitalization adjustment        $  25,000          $  25,000
        Net operating loss carryforward            510,000            606,000
        Investment tax credits                     144,000            144,000
        Write down of marketable security          151,000            143,000
        Valuation reserve                              -0-            (96,000)
        Other                                       48,000             22,000
                                                 ---------          ---------
                                                   878,000            844,000
                                                 ---------          ---------
      Liabilities:
        Accelerated depreciation                  (898,000)          (864,000)
                                                 ---------          ---------
                                                  (898,000)          (864,000)
                                                 ---------          ---------
      Net deferred tax asset (liability)         $ (20,000)         $ (20,000)
                                                 =========          =========

At September 30, 2002, the Company had net operating loss carryforwards of approximately $1,500,000 expiring from 2004 to 2011.

NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                   6 Months Ended September 30,
                                                       2002           2001
                                                     --------      ---------
Cash payments for interest                           $188,181      $ 247,040
Issuance of common stock to 401(k) plan              $  6,000      $  11,000
Valuation reserve to reflect long-term equity
  securities at market                               $    -0-      $  (2,960)

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      RESULTS OF OPERATIONS

      Net sales for the three months ended September 30, 2002 totaled $2,709,404 compared to $3,116,355 for the comparable quarter of the prior year. For the six month periods, net sales in the current year were $5,757,317 vs. $6,171,719 for the prior fiscal year. The $400,000 decline in sales volume is directly related to continued weakness in commercial and industrial construction. Despite lower interest rates, non-residential construction has remained slow for at least the past year and it is unclear when this segment is likely to exhibit signs of recovery. Residential water source heat pump applications, buoyed by strong new housing starts in many regions of the US continues to grow, although some softness has been noted in recent months. Other markets for coaxial coils, notably marine air conditioning products, ice machine coils and swimming pool heat pumps have stagnated during fiscal 2003 as a consequence of the current domestic economic situation.

      Net income for the three months ended September 30, 2002 was $135,978 or 5% of net sales as compared to $58,943 or 2% of net sales for the same period in the prior year. Year to date net income was 5% of net sales in fiscal year 2003 vs. 3% of net sales in fiscal year 2002. Although net sales declined in both the current and six month periods of the current year compared to the prior year periods, significant cost reductions in purchased materials and improvements in utilization of internal conversion resources enabled the Company to post improvements in gross profit margin for both periods.

      Gross profit percentages for the current quarter and year to date periods ended September 30, 2002 were 30% and 27%, respectively, compared to 22% and 23% for the same periods in fiscal 2002. Purchased costs of metal tubing and other raw materials decreased significantly as a result of lower metal prices and cost reductions negotiated with certain suppliers. Higher labor rates were offset by improvements in efficiency and productivity while increases in employee benefit costs (group insurance, workers compensation, unemployment taxes), utility expenses and other occupancy related costs were tempered by improved absorbtion rates driven by better utilization of labor and other production resources.

      Selling, general and administrative expenses increased by approximately $24,000 for the three months and $54,000 for the year to date periods comparing fiscal years 2003 and 2002. Additions to engineering support personnel coupled with employee benefit cost increases during the current year resulted in slightly higher operating expenses over the prior year periods. Further staffing additions to the marketing and engineering functions are planned during the balance of the current year.

      Interest expense decreased by $24,000 in the September 2002 quarter compared to the same period in the prior year and a decrease of $59,000 was realized for the year to date periods for both years. Decreases in the prime borrowing rate charged by banks coupled with lower average loan balances reduced the Company's debt service expense as compared with fiscal year 2002. The ongoing amortization of term debt and continued smaller requirements for advances under the line of credit should result in lower debt service payments for the balance of the current year.

      LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002 working capital was $663,924 compared to $441,763 at March 31, 2002. During the six month period, current assets decreased by $89,331 while current liabilities decreased by $311,492 resulting in the net overall improvement in working capital. Accounts receivable and inventories decreased by an aggregate of $159,858 reflecting lower levels of shipments and production compared to the first six months of the prior fiscal year end. The carrying value of inventory was also reduced as more favorable purchasing arrangements and lower costs of copper and related alloys enabled the Company to reduce standard costs for metal tubing. Borrowings under the revolving line of credit at September 30, 2002 were $281,960 lower than March 31, 2002, further contributing to the increase in working capital.

      Investing activities relating to purchases of fixed assets increased as new manufacturing cells were constructed to provide additional flexibility in production scheduling and increase capacity. In addition, the Company completed construction of a roll-forming machine in May 2002 and has commenced supplying enhanced surface tubing for boiler related applications.

      Net cash used in financing activities in the period ended September 30, 2002 was $193,503 as compared to net cash used of $48,046 for the comparable period of the prior year. The improvement in gross margin generated additional cash flow from operations, which in turn was used to reduce the average loan balance advanced to the Company in fiscal 2003. During both periods, net repayments of principal reduced the overall level of debt carried by the Company.

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

Item 3 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures -

      Management believes that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act")) provides the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act.

(b) Changes in internal controls -

      There were no significant changes made and no corrective actions taken in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date. No significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions were uncovered.

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

      (a) Exhibit 99.1 (Registrant Certification) has been submitted with this report.

      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                 SIGNATURE PAGE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THERMODYNETICS, INC.


      Date: November 12, 2002          By: /s/ Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President and Chief Executive Officer


      Date: November 12, 2002          By: /s/ Robert I. Lieberman
                                           -------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer

CERTIFICATION pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert A. Lerman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Thermodynetics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to provide that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the overall effectiveness of the registrant's disclosure controls and procedures to provide that material information relating to the registrant, as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the overall effectiveness of the disclosure controls and procedures to provide that material information relating to the registrant, based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our knowledge and our most recent evaluation, to the registrant's auditors:

      a) all significant deficiencies in the design or operation of internal controls which could materially adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not to the best of our knowledge and belief there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: November 12, 2002          By: /s/ Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President and Chief Executive Officer

CERTIFICATION pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert I. Lieberman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Thermodynetics, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to provide that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the overall effectiveness of the registrant's disclosure controls and procedures to provide that material information relating to the registrant, as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the overall effectiveness of the disclosure controls and procedures to provide that material information relating to the registrant, based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our knowledge and our most recent evaluation, to the registrant's auditors:

      a) all significant deficiencies in the design or operation of internal controls which could materially adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not to the best of our knowledge and belief there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: November 12, 2002          By: /s/ Robert I. Lieberman
                                           -------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer