Form 10QSB
period 2002-12-31
THERMODYNETICS INC
filed 2003-02-12
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002     Commission File Number: 0-10707

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Factor in the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                         Outstanding at December 31, 2002
      Common stock $.01 Par Value                       18,083,076 Shares

Transitional Small Business Disclosure Format     Yes |_|   No |X|

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I        FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets
                 December 31, 2002 and March 31, 2002                        3

              Consolidated Statements of Income and Comprehensive
                 Income Three Months Ended December 31, 2002 and 2001        4

              Consolidated Statements of Income and Comprehensive
                 Income Nine Months Ended December 31, 2002 and 2001         5

              Consolidated Statements of Cash Flows
                 Nine Months Ended December 31, 2002 and 2001                6

              Notes to Consolidated Financial Statements                    7-8

      Item 2. Management's Discussion and Analysis or Plan of Operation     9-10

      Item 3. Controls and Procedures                                       11

PART II       OTHER INFORMATION

      Item 1. Legal Proceedings                                             11

      Item 2. Changes in Securities                                         11

      Item 3. Defaults Upon Senior Securities                               11

      Item 4. Submission of Matters to a Vote of Security Holders           11

      Item 5. Other Information                                             11

      Item 6. Exhibits and Reports on Form 8-K                              11

SIGNATURE PAGE                                                             12-16

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                                 December 31,        March 31,
                                                                    2002               2002
                                                                    ----               ----
                                                                 (Unaudited)         (Audited)
CURRENT ASSETS
  Cash                                                          $      1,949       $     18,010
  Accounts Receivable, Net                                           984,608          1,149,734
  Inventories                                                      1,602,968          1,626,199
  Prepaid Expenses and Other Current Assets                          232,425            238,078
                                                                ------------       ------------
    Total Current Assets                                           2,821,950          3,032,021
                                                                ------------       ------------

PROPERTY, PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                         12,268,042         11,835,210
  Less: Accumulated Depreciation                                   5,873,173          5,616,726
                                                                ------------       ------------
  Property, Plant, and Equipment - Net                             6,394,869          6,218,484
                                                                ------------       ------------

OTHER ASSETS
  Intangible Assets - Net of Amortization                             93,741             93,741
  Officers' Life Insurance                                           865,424            813,742
  Investment in Foreign Company                                       94,856             94,856
  Deposits and Other                                                  23,183             25,883
  Marketable Equity Securities, at Market                                 -0-            22,200
                                                                ------------       ------------
    Total Other Assets                                             1,077,204          1,050,422
                                                                ------------       ------------

TOTAL ASSETS                                                    $ 10,294,023       $ 10,300,927
                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                              $    790,158       $    947,206
  Accrued Taxes and Expenses                                          72,036            159,678
  Current Portion of Long-Term Debt                                  296,528            293,894
  Notes Payable - Bank                                             1,036,669          1,189,480
                                                                ------------       ------------

    Total Current Liabilities                                      2,195,391          2,590,258
                                                                ------------       ------------

DEFERRED INCOME TAXES                                                 30,000             20,000
LONG-TERM DEBT                                                     3,489,464          3,488,991

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 18,083,076 shares
      at 12/31/02 and 17,883,076 shares at 3/31/02                   180,830            178,830
    Additional Paid-in Capital                                     5,496,036          5,492,036
  Less: Treasury Stock, 131,898 shares, at cost                      164,564            164,564
  Less: Stock subscriptions receivable                               134,300            164,300
  Retained Earnings (Deficit)                                       (798,834)        (1,140,324)
                                                                ------------       ------------
    Total Stockholders' Equity                                     4,579,168          4,201,678
                                                                ------------       ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                          $ 10,294,023       $ 10,300,927
                                                                ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                   2002               2001
                                                                   ----               ----
Net Sales                                                      $  2,550,470       $  2,422,499

Cost of Goods Sold                                                1,816,369          1,791,331
                                                               ------------       ------------

Gross Profit                                                        734,101            631,168

Selling, General & Administrative Expenses                          573,814            499,313
                                                               ------------       ------------

Income From Operations                                              160,287            131,855
                                                               ------------       ------------

Other Income (Expense)
     Interest Expense, Net                                          (92,789)           (80,557)
     Other - Net                                                     (1,800)            (3,962)
                                                               ------------       ------------
     Total Other Income (Expense)                                   (94,589)           (84,519)
                                                               ------------       ------------

Income Before Income Taxes                                           65,698             47,336

Provision for Income Taxes                                           10,000             10,000
                                                               ------------       ------------

Net Income                                                           55,698             37,336

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period                         -0-           (37,000)
                                                               ------------       ------------
                                                                         -0-           (37,000)
                                                               ------------       ------------

Comprehensive Income                                           $     55,698       $        336
                                                               ------------       ------------

Earnings per Share-Basic                                       $        NIL       $        NIL
                                                               ============       ============

Earnings per Share-Diluted                                     $        NIL       $        NIL
                                                               ============       ============

Weighted Average Shares Outstanding- Basic                       18,083,076         15,083,049
                                                               ============       ============
Weighted Average Shares Outstanding- Diluted                     18,083,076         15,675,078
                                                               ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                     2002              2001
                                                                     ----              ----
Net Sales                                                       $  8,307,786       $  8,594,218

Cost of Goods Sold                                                 5,994,928          6,542,487
                                                                ------------       ------------

Gross Profit                                                       2,312,858          2,051,731

Selling, General & Administrative Expenses                         1,636,755          1,507,964
                                                                ------------       ------------

Income From Operations                                               676,103            543,767
                                                                ------------       ------------

Other Income (Expense)
     Interest Expense, Net                                          (280,971)          (327,598)
     Other - Net                                                     (43,642)            24,341
                                                                ------------       ------------
     Total Other Income (Expense)                                   (324,613)          (303,257)
                                                                ------------       ------------

Income Before Income Taxes                                           351,490            240,510

Provision for Income Taxes                                            10,000             10,000
                                                                ------------       ------------

Net Income                                                           341,490            230,510

Other Comprehensive Income (Loss), net of tax
      Unrealized holding gains during the period                          -0-           (39,960)
                                                                ------------       ------------
                                                                          -0-           (39,960)
                                                                ------------       ------------

Comprehensive Income                                            $    341,490       $    190,550
                                                                ------------       ------------

Earnings per Share-Basic                                        $        .02       $        .01
                                                                ============       ============

Earnings per Share-Diluted                                      $        .02       $        .01
                                                                ============       ============

Weighted Average Shares Outstanding- Basic                        18,016,653         14,281,746
                                                                ============       ============
Weighted Average Shares Outstanding- Diluted                      18,016,653         16,104,041
                                                                ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31,

                                   (UNAUDITED)

                                                               2002           2001
                                                               ----           ----
OPERATING ACTIVITIES:
  Net income                                                $ 341,490       $ 230,510
       Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
  Realized loss on impairment of securities                    18,237             -0-
  Depreciation and amortization                               256,447         244,491
  Deferred tax provision                                       10,000          10,000
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                  (157,048)       (330,574)
    Decrease (increase) in prepaid expenses and
        other assets                                            8,353          (8,569)
    Decrease (increase) in accounts receivable                165,126         304,555
    Decrease (increase) in inventories                         23,231         123,931
    Increase (decrease) in accrued taxes and expenses         (81,642)         27,474
                                                            ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     584,194         601,818
                                                            ---------       ---------

INVESTING ACTIVITIES;
 Purchases of property, plant and equipment                  (432,832)       (308,635)
 Increase in other investments                                     -0-          5,144
 Proceeds from sales of marketable securities                   3,963              -0-
 (Increase ) decrease in officers life insurance              (51,682)        (61,681)
 Proceeds from exercise of stock options                       30,000          25,368
 Sale of land held for development                                 -0-        121,194
                                                            ---------       ---------

NET CASH (USED IN) INVESTING ACTIVITIES                      (450,551)       (218,610)
                                                            ---------       ---------

FINANCING ACTIVITIES
  Net proceeds (payments) on revolving and term debt         (149,704)       (395,872)
                                                            ---------       ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          (149,704)       (395,872)
                                                            ---------       ---------

INCREASE (DECREASE) IN CASH                                   (16,061)        (12,664)

CASH AT BEGINNING OF PERIOD                                    18,010          15,283
                                                            ---------       ---------

CASH AT END OF PERIOD                                       $   1,949       $   2,619
                                                            =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended December 31, 2002 and December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

Inventories consist of the following at:

                                          December 31, 2002     March 31, 2002
                                          -----------------     --------------

      Raw materials                           $  877,000          $  948,341
      Work-in-process                             38,524              38,524
      Finished goods                             687,444             639,334
                                              ----------          ----------
                                              $1,602,968          $1,626,199
                                              ==========          ==========

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

NOTE 3: EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three and nine months ended December 31, 2002 and December 31, 2001 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average numbers of shares outstanding used in the calculations are as follows:

                                               Three Months Ended                    Nine Months Ended
                                           Dec 31, 2002       Dec 31, 2001       Dec 31, 2002       Dec 31, 2001
                                           ------------       ------------       ------------       ------------
Weighted Average Shares - (Basic)           18,083,076         15,083,049         18,016,653         14,281,746
Assumed Conversion of Stock Options                 -0-           592,029                 -0-         1,822,295
                                            ----------         ----------         ----------         ----------
Weighted Average Shares - (Diluted)         18,083,076         15,675,078         18,016,653         16,104,041
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

The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

                                             December 31, 2002    March 31, 2002
                                             -----------------    --------------
       Assets:
        Uniform capitalization adjustment         $  24,000          $  25,000
        Net operating loss carryforward             502,000            606,000
        Investment tax credits                      144,000            144,000
        Write down of marketable security           147,000            143,000
        Valuation reserve                                -0-           (96,000)
        Other                                        41,000             22,000
                                                  ---------          ---------
                                                    858,000            844,000
                                                  ---------          ---------
      Liabilities:
        Accelerated depreciation                   (888,000)          (864,000)
                                                  ---------          ---------
                                                   (888,000)          (864,000)
                                                  ---------          ---------
      Net deferred tax asset (liability)          $ (30,000)         $ (20,000)
                                                  =========          =========

At December 31, 2002, the Company had net operating loss carryforwards of approximately $1,520,000 expiring from 2004 to 2011.

NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                   9 Months Ended December 31,
                                                     2002              2001
                                                     ----              ----
Cash payments for interest                         $280,971          $327,598
Issuance of common stock to 401(k) plan            $  6,000          $ 11,000
Valuation reserve to reflect long-term equity
  securities at market                             $     -0-         $(39,960)

NOTE 6: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company has adopted "Statement of Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components (i.e. revenues, expenses, gains and losses) in a complete set of financial statements.

NOTE 7: NEW PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Retirement Obligations," which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 would be effective for the Company's fiscal year ending March 31, 2004. Management does not believe that adoption of this statement will significantly impact the Company's financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      RESULTS OF OPERATIONS

      Net sales for the three months ended December 31, 2002 totaled $2,550,470 compared to $2,422,499 for the comparable quarter of fiscal year 2002, an increase of $127,971 or 5%. The October to December period historically results in lower shipments to customers compared to the other quarterly periods due to customer plant shutdowns, holiday considerations and other seasonal factors.

      For the nine month periods, net sales in the current year were $8,307,786 vs. $8,594,218 for the prior fiscal year, a decline of $286,432 or 3%. The decline in year to date sales volume is directly related to continued weakness in commercial and industrial construction. Despite lower interest rates, non-residential construction has remained slow for at least the past year. Residential construction, which had seen an increase in housing starts until the most recent months, is now softening somewhat. Other markets for coaxial coils, notably marine air conditioning products and ice machine coils have languished during fiscal 2003 as a consequence of the continuing economic situation in the United States and abroad. During the most recent quarter, the sales increase is principally due to shipments of heat exchanger tubing for commercial boiler applications, a new market developed by the Company in the current fiscal year. Tubing sales used in swimming pool heat pump products have also remained strong during the quarter, aiding the achievement of higher shipments.

      Net income for the three months ended December 31, 2002 and 2001 were 2% of net sales. Year to date net income was 4% vs. 2.7% of net sales in fiscal 2003 vs. 2002. Although net sales declined for the current year to date period compared to the prior year, significant cost reductions in purchased materials and improvements in manufacturing efficiencies enabled the Company to post improvements in gross profit margin for both the quarter and year to date periods.

      Gross profit percentages for the current quarter and nine months ended December 31, 2002 were 29% and 28%, respectively, compared to 26% and 24% for the same periods in fiscal 2002. Metal tubing and other raw material costs decreased significantly as a result of lower metal prices and cost reductions negotiated with certain suppliers. Higher labor rates, increases in employee benefit costs such as group insurance and workers compensation, and facility related occupancy costs were offset by improvements in efficiency and productivity.

      Selling, general and administrative expenses increased by approximately $75,000 for the three months and $129,000 for the year to date periods of fiscal years 2003 and 2002. Additions to sales and engineering support personnel coupled with occupancy cost increases during the current year resulted in slightly higher operating expenses over the prior year periods. Further staffing additions for engineering related functions are planned during the next six month period.

      Other expense increased by $10,000 in the December 2002 quarter compared to the same period in the prior year and by $21,000 for the year to date periods. Decreases in the prime borrowing rate charged by banks coupled with lower average loan balances reduced the Company's debt service expense as compared with fiscal year 2002

         LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2002 working capital was $626,559 compared to $441,763 at March 31, 2002. During the nine month period, current assets decreased by $210,071 while current liabilities decreased by $394,867 resulting in the net overall improvement in working capital. Accounts receivable and inventories decreased by an aggregate of $188,357 reflecting lower levels of shipments and production compared to the first six months of the prior fiscal year end. Stocking arrangements have been negotiated with major suppliers thereby lowering the amount of tubing required at the plant and lower market values for copper and related alloys enabled the Company to reduce its costs for metal tubing. Accounts payable and accrued expenses decreased by an aggregate $244,690 reflecting the lower inventory levels and reductions in cost of purchased materials. Borrowings under the revolving line of credit at December 31, 2002 were $152,811 lower than at March 31, 2002, further contributing to the increase in working capital.

      Investing activities relating to purchases of fixed assets included a new slim profile coiling machine and additional manufacturing cells, constructed to provide additional flexibility in production scheduling and increased capacity. In addition, a roll-forming machine was completed in May 2002 to supply specialty surface enhanced tubing for boiler related applications.

      Net cash used in financing activities in the period ended December 31, 2002 was $149,704 as compared to net cash used of $395,872 for the comparable nine month period of the prior year. The improvement in gross margin generated additional cash flow from operations, which reduced the average loan balance under the revolving line of credit in fiscal 2003. During both periods, net repayments of principal reduced the overall level of debt carried by the Company. The ongoing amortization of term debt and continued smaller requirements for advances under the line of credit should result in lower debt service payments for the balance of the current year.

      Weakened demand for products in certain markets caused by the economic downturn, cost increases related to certain operating expenses (i.e. risk management and employee benefit programs) and competitive pricing pressures restrict the Company's ability to fully recover added expenses. Improvements in manufacturing processes and procedures enable the Company to offset a portion of the effects of these increases and continuing internal refinements are expected to generate ongoing cost reductions. Although interest rates currently have exhibited signs of stability, any future increases will impact both the Company's cost of borrowing to fund future growth as well as the ability of its customers to sell products in markets sensitive to interest rate fluctuations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      At the annual meeting of shareholders of the Company held on October 22, 2002, Robert A. Lerman, John F. Ferraro and Anthony C. Mirabella were elected directors of the Company, to serve until their successors are elected and qualified. The Company's 2002 Incentive Stock Option Plan and 2002 Non-Qualified Stock Incentive Plan were also approved by shareholders.

Nominee or Matter                        For                 Against            Abstain             Not Voted
-----------------                        ---                 -------            --------            ---------
John F. Ferraro                          13,550,883          190,160                --                     --
Robert A. Lerman                         13,550,883          190,160                --                     --
Anthony C. Mirabella                     13,557,418          183,575                --                     --
Approval of 2002 Incentive Stock
Option Plan                              10,977,181          513,100            21,750              2,228,962
Approval of 2002 Non-Qualified Stock
Incentive Plan                           10,990,231          506,550            15,250              2,228,962

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

                                    THERMODYNETICS, INC.


Date:  February 11, 2003            By:   /s/  Robert A. Lerman
                                        ----------------------------------------
                                        Robert A. Lerman
                                        President and Chief Executive Officer


Date: February 11, 2003             By:   /s/  Robert I. Lieberman
                                        ----------------------------------------
                                        Robert I. Lieberman
                                        Treasurer and Chief Financial Officer

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


       Date: February 11, 2003          By:      /s/ Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President and Chief Executive Officer

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


       Date: February 11, 2003          By:      /s/ Robert I. Lieberman
                                           -------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer