Form 10KSB
period 2003-03-31
THERMODYNETICS INC
filed 2003-06-19
CIK 351902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003          Commission file number 0-10707

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

                                 Yes |X| No |_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

The issuer's revenues for its most recent fiscal year were $11,151,667.

As of June 5, 2003 the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $1,550,182 based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board system.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

Class                                          Outstanding as of May 16, 2003
-----                                          ------------------------------
Common Stock $.01 par value                       18,226,178 Common Shares

Transitional Small Business Disclosure Format Yes |_| No |X|

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

      (b) Business of Issuer

            (1) Products and Markets - The Company manufactures surface enhanced metal tubing and related assemblies for heat transfer and plumbing applications. The Company's patented and/or proprietary machinery transforms smooth metal tubing using its patented and/or proprietary technology into surface enhanced tubing. The Company's enhanced tubing is primarily used in applications involving laminar or turbulent flow of fluids for efficient transfer of heat. The enhanced tubing products have a significantly greater surface area than a smooth tube of the same length which improves heat transfer efficiency and reduces the amount of metal tubing required. The enhanced tubes are easily bent or coiled without significant distortion into tight radii suited to the formation of space-saving sizes and shapes.

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

            (3) New Product Status - No new products were introduced through any public announcements.

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

            (5) Raw Materials - The Company's surface enhanced metal tubing is manufactured from smooth tubing, primarily copper, copper-nickel alloys, aluminum, carbon steel or stainless steel. The Company usually purchases tubing in mill quantities manufactured to its specifications from various tube fabricating mills. The Company does not believe that it is a major customer of any mill or distributor and has no supply contracts. The Company has not experienced any significant shortages or extended delays in deliveries of raw materials during the past five years. There is no assurance that shortages, strikes or other delays will not occur in the future causing disruptions in production, shipments and profitability.

            (6) Dependence on Single or Few Major Customers - For the fiscal year ended March 31, 2003, three (3) customers each accounted for more than 10% of the Company's net sales, 43% in the aggregate. There is no assurance the Company will retain these customers; the loss of one or more of these customers could have a material adverse affect upon the Company.

            (7) Patents, Trademarks, Licenses, Franchises and Concessions - The Company currently owns two (2) United States Patents expiring July 15, 2003 and in 2008. The Company also owns trademarks in Canada and Australia all related to manufacturing methods, machinery and tubing. The Company does not believe that its business is materially dependent upon its patents as in addition to its patent protection, the Company maintains a substantial amount of proprietary information concerning its manufacturing processes as confidential.

     The Company also has registered various trademarks in the United States and certain foreign countries. The Company believes that its registered U.S. trademark "TURBOTEC(R)," both alone and accompanied by an impression or print of a spirally fluted tube is of material importance to its business.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 4



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

            (11) Effect of Environmental Laws - During the fiscal year ended March 31, 2003, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

            (12) Employees - At March 31, 2003, the Company had 23 salaried employees and 52 employees compensated on an hourly basis.

            (13) Working Capital Items - At March 31, 2003, the Company had a working capital position of $358,370. See Item 6 herein.

      At March 31, 2003, the Company's credit facilities consisted of (a) a revolving line of credit with a maximum credit limit of $2,400,000; (b) a $300,000 term note, payable in equal monthly installments of $6,250 through June, 2007; (c) a revolving equipment line of credit with a maximum credit availability of $300,000 for the acquisition of capital equipment; (d) a $700,000 term note, payable in sixty equal monthly installments of $11,667 through January, 2007; (e) a $2,025,000 term note, payable in sixty equal monthly installments of $8,438 through January, 2007. All of the above credit facilities bear interest at the bank's prime rate and are secured by substantially all assets of the Company, except the Baker Hollow facility. The $2,400,000 revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula; at March 31, 2003 the Company owed $741,058 under such line of credit. See Item 2 herein.

      The Company's Baker Hollow facility is subject to a $1,100,000 ten year mortgage from a second financial institution due July 1, 2006 with an interest rate of 7.71%. See Item 2 herein.

            (14) Potential Acquisition: The Company has entered into a non-binding letter of interest to acquire a Midwest manufacturer of fabricated metal products serving the automotive and appliance industries. There is no assurance that the contemplated acquisition will be consummated.

Item 2. Description of Properties

      The Company's principal offices and manufacturing operations are located at its approximately 55,000 square foot one story building constructed in 1981 with an addition constructed in 2000 on a six acre site located at 651 Day Hill Road, Windsor, Connecticut. The Day Hill facility is a steel frame structure with polystyrene and stucco outer walls, has parking for approximately 115 cars and contains approximately 45,000 square feet of factory space and approximately 10,000 square feet of office space. The Day Hill facility is subject to a mortgage, and along with the Company's equipment and machinery, serves as collateral for the Company's credit facilities. See Item 1(b)(13) herein and
Note 8 of Notes to Consolidated Financial Statements.

      The Company owns a light manufacturing multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site. The Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block and stucco outer walls, has parking for approximately 95 cars and contains approximately 28,600 square feet of factory space. The Baker Hollow facility serves as collateral for a ten year mortgage. The Company is currently leasing approximately 11,500 square feet of the Baker Hollow facility to an unaffiliated third party with an annual rental of $4,792, triple net; that lease will expire in September 2005; the remaining portion of the building is currently serving as warehouse space, and the Company is seeking tenant(s) to occupy it. See Item 1(b)(13), Item 9(a-b) and Notes 8 and 12 of Notes to Consolidated Financial Statements.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 5


      The Company's manufacturing equipment includes specially designed patented and proprietary machinery to enhance and coil metal tubing, as well as tools, dies and other nonproprietary machinery and equipment to perform normal fabrication functions. The Company believes its facilities, and its machinery and equipment are in good condition, reasonable wear and tear excepted.

      The Company built the Day Hill facility and the Baker Hollow facility for projected operating needs, not for investment purposes.

Item 3. Legal Proceedings

      There are no material legal proceedings known or threatened against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on Tuesday, October 22, 2002. At said meeting, John F. Ferraro, Robert A. Lerman and Anthony C. Mirabella were elected to serve as directors of the Company until the next annual meeting of stockholders and until their successors are elected and qualified. Said directors were elected by the following votes:

         Nominee                                        Number of Votes For        Number of Votes Withheld
         -------                                        -------------------        ------------------------
         John F. Ferraro                                      13,550,883                  190,160
         Robert A. Lerman                                     13,550,883                  190,160
         Anthony C. Mirabella                                 13,557,418                  183,575

      The Company's 2002 Incentive Stock Option Plan and 2002 Non-Qualified Stock Incentive Plan were also approved by shareholders by the following votes:

Matter                                   For                 Against            Abstain             Not Voted
------                                   ---                 -------            --------            ---------
Incentive Stock Option Plan              10,977,181          513,100            21,750              2,228,962
Non-Qualified Stock Incentive Plan       10,990,231          506,550            15,250              2,228,962

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a) The Company's Common Stock is quoted and traded in the over-the-counter market on the NASD OTC Bulletin Board system under the symbol "TDYN." The following table indicates high and low bid and asked quotations for the Company's Common Stock for the periods indicated based upon information compiled by the Pink Sheets LLC and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and may not represent actual transactions.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 6


                                             Bid Prices                         Asked Prices
        -----------------------------------------------------------------------------------------------
        Quarter Ended                  High              Low               High             Low
        -----------------------------------------------------------------------------------------------

        -----------------------------------------------------------------------------------------------
        March 31, 2003                $0.13            $0.09              $0.17           $0.10
        -----------------------------------------------------------------------------------------------
        December 31, 2002              0.09             0.07               0.10            0.08
        -----------------------------------------------------------------------------------------------
        September 30, 2002             0.09             0.085              0.105           0.095
        -----------------------------------------------------------------------------------------------
        June 30, 2002                  0.086            0.075              0.10            0.085
        -----------------------------------------------------------------------------------------------

        -----------------------------------------------------------------------------------------------
        March 31, 2002                $0.075           $0.055             $0.095          $0.065
        -----------------------------------------------------------------------------------------------
        December 31, 2001              0.08             0.061              0.10            0.07
        -----------------------------------------------------------------------------------------------
        September 30, 2001             0.108            0.08               0.12            0.10
        -----------------------------------------------------------------------------------------------
        June 30, 2001                  0.11             0.095              0.115           0.104
        -----------------------------------------------------------------------------------------------

      (b) At March 31, 2003, the number of holders of the Company's Common Stock was 2,421 (based upon the number of record holders).

      (c) The Company has not paid any dividends on the Common Stock since inception and does not expect to pay any dividends in the foreseeable future. The Company has agreed with its principal bank that it shall not pay any dividends which in the aggregate exceed fifty (50%) percent of the Company's net earnings which are in excess of $75,000.

      (d) Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth as of the end of the most recently ended fiscal year, compensation plans under which equity securities of the Company are authorized for issuance:

----------------------------------------------------------------------------------------------------------------------
                                (a)  Number of securities    (b) Weighted - average       (c) Number of securities
                                to be issued upon exercise   exercise price of            remaining available for
                                of outstanding options,      outstanding options,         future issuance under
Plan Category                   warrants and rights          warrants and rights          equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Shareholders:                     0                              0                   1,000,000

----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Not
Approved by Shareholders:

March 27, 2003 Bonus                          0                              0                      45,000

----------------------------------------------------------------------------------------------------------------------

Total                                         0                              0                   1,045,000
----------------------------------------------------------------------------------------------------------------------

      March 27, 2003 Stock Bonuses - On March 4, 2003 the Company's Board of Directors approved the award of an aggregate of 195,000 shares ("2003 Stock Bonus") effective March 27, 2003. The bonuses were valued at a price per share of $0.033 which equaled one-third of the closing price in the over-the-counter market on March 27, 2003. Of the total 195,000 shares, the five directors and one officer of the Company were issued 25,000 shares each, and 45,000 shares were reserved for issuance to three employees. See also Item 10(e), Item 10(k), and Item 10.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 7


      The compensation values of the stock bonuses received by the named executive officers and directors of the Company during the last three fiscal years are reflected in the Summary Compensation Table at the column labeled "Restricted Stock Awards" at Item 10(a) hereof.

Item 6. Management's Discussion and Analysis or Plan of Operations

Results of Operations

      2003 Compared to 2002

      Net income for the year ended March 31, 2003 was $284,932 compared to a net loss of $175,167 in fiscal 2002.

      Net sales for the latest two years were flat, slipping only $35,484 in fiscal 2003 as compared to 2002. The Company has been experiencing ongoing fluctuations in product demand directly related to the general economy; after sharply declining following the September 11 tragedy, the economy has stabilized somewhat across a broad segment of the company's market segments. Commercial building and industrial applications continue to lag behind pre-September 11, 2001 levels, however strength in residential home construction and specialty heat transfer applications have been largely unaffected. Marine space conditioning products, water-cooled ice machines and swimming pool heat pumps have also exhibited consistent demand at the OEM level. A new product application, surface enhanced commercial boiler tubing, has also generated significant sales revenues during its first full year of product shipments, in amounts adequate to offset the effects of the general economic slowdown.

      During the current year the Company introduced tubing made from a new copper-nickel alloy for use in swimming pool heat pumps and brackish water applications. This tubing provides superior erosion / corrosion protection in hostile environments with minimal impact on heat transfer performance. The Company is investigating other potential applications for its use. This alloy compares favorably with titanium-based heat exchangers, whose appeal is based on extended durability, but suffers from higher product cost compared to copper-based alloys and diminished heating performance capability resulting in larger, bulkier units.

      Cost of sales aggregated 72% of net sales for the current year compared to 76% for the prior year. Prices of metal tubing purchased from tubing mills decreased in the latter stages of fiscal 2002 as a result of capacity considerations in the fabrication market, creating a more favorable purchasing environment. These cost reductions carried forward into the current year and subsequent decreases in the price of primary materials contained in the metallurgical composition of the tubing further lowered the cost of procurement. Labor and employee benefit costs, manufacturing overhead expenses and other fixed occupancy related costs (i.e. property/casualty insurance, utilities, taxes and assessments) all were higher than fiscal 2002, counterbalancing the savings generated through material pricing. Ongoing programs targeting additional material and labor cost reductions are expected to result in further improvements in gross margins in fiscal 2004; however the effect of these cost reduction programs are contingent upon the overall business climate as they are expected to be unit volume sensitive.

      Selling, general and administrative expenses increased by approximately $263,000 or 13% over fiscal 2002. The hiring of additional technical staff, deferred previously due to uncertainties in the duration and impact of the recession, was reactivated as the Company added personnel in both sales and engineering. The Company plans to add to its staff in fiscal 2004, as new programs and projects will require additional personnel to facilitate product development and ongoing cost reduction opportunities.

      Interest expense decreased from $423,757 in the year ended March 31, 2002 to $380,850 in the current year. A refinancing of the Company's long-term debt was completed in January 2002, resulting in a decrease in the interest rate charged by the bank and an extended amortization schedule. Lower average levels of revolving debt during the year further reduced the interest burden.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 8


      In March 2002 the carrying amount of an investment was adjusted as it was determined that there was an other than a temporary decline in value. Accordingly, this reduction resulted in a charge to operations of $421,800 included in other expense. During fiscal year 2003 the Company sold a portion of these shares prior to the issuer filing a bankruptcy petition. Accordingly, the remaining carrying value of the investment was eliminated and a final charge recorded in the current year.

      Income from operations increased from $650,835 in 2002 to $757,990 in fiscal 2003. This improvement in operating results reflects the manufacturing cost improvements offset by the additional investment in selling and engineering staff.

Financial Accounting Standards

      On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. Annual impairment testing must be performed on these assets using guidance and criteria described in the statement. All other intangible assets are amortized over their estimated future lives. Management has determined that the pro forma effects on fiscal 2002 are immaterial. In accordance with SFAS 142, the Company has determined that the carrying value of its intangible assets with indefinite lives as of April 1, 2002 (date of transition) and March 31, 2003 was not impaired. Accordingly, the financial statements do not recognize any impairment losses for the year then ended.

      During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), SFAS No. 143 "Accounting for Retirement Obligations," which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 would be effective for the Company's fiscal year ending March 31, 2004. Management does not believe that adoption of this statement will significantly impact the Company's financial statements.

      In December, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the Fair-value-based method of accounting for stock-based employee compensation. In addition, this statements amends the disclosure requirements of SFAS 123. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123 and SFAS 148.

      In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE's created after January 31, 2002. The Company does not believe that the adoption of this interpretation will have any effect on its financial statements.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 9


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

Liquidity and Capital Resources

      At March 31, 2003, working capital was $358,370 compared to $441,763 at March 31, 2002. Aggregate debt at March 31, 2003 was $4,545,475 as compared to $4,972,365 at March 31, 2002. Of these amounts, long-term debt was $3,404,802 and $3,488,991, respectively.

      At March 31, 2003 accounts receivable and inventory levels decreased by a combined $169,738 while accounts payable increased by $214,504. The lower average carrying levels of trade receivables and inventory is a result of an increased emphasis to maximize turnover and reduce daily borrowings under the revolving line of credit by liquidating operating assets. Special emphasis has been placed on reducing on-hand tubing inventories through partnerships with key suppliers who provide for partial stocking of material at the mills. This enabled the Company to meet short customer lead-time requirements without significantly impacting inventory turnover. Payment terms to suppliers resulted in a reduction in short term borrowings and increasing average trade accounts payable. As a result of the improvements in profitability and operating asset management, net cash generated from operations in the current year totaled $1,062,121 compared to $470,258 in fiscal 2002, an improvement in excess of $590,000.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 10


      Investing activities relating to purchases of fixed assets increased significantly from the prior year as several new machines and other production related equipment was purchased and constructed. During fiscal 2002, the Company sold an unencumbered tract of undeveloped land, receiving $159,667, net of transaction expenses.

      Net cash used in financing activities for the year ended March 31, 2003 was $421,524 as compared to $423,962 in the prior year. During the current year cash generated from operations was used to reduce revolving debt. In fiscal 2002 net proceeds from a refinancing were used to satisfy existing term debt and partial repayment of the line of credit. Also in fiscal 2002, three directors of the Company exercised stock options with an aggregate sales price of $214,668. Two directors executed promissory notes as partial payment for the stock. During the year ended March 2003, the Company received payments of $30,000 applied against the notes.

      The Company's access to credit is expected to be adequate for the coming year as separate lines of credit are in place to finance equipment purchases and fund operating and other short-term needs. The projected need for capital, based on current sales projections, implies a slow but continued improvement of the general economy over the next twelve to fifteen months.

      Increases in operating costs continue to play a more significant role in the Company's day-to-day operations as competitive pricing pressures have restricted the Company's ability to fully recover all added expenses. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions during the coming year. Labor markets for skilled and semi-skilled employees have become volatile, dependent in large part to hiring practices at larger manufacturing companies. The general economy appears to play a significant role in this process as the pool of qualified candidates can vary significantly when layoffs are implemented or hiring freezes lifted at those employers. A shortage of experienced technical support and engineering staff is expected to continue for the foreseeable future. Employment related costs continue to escalate unabated and the impact on future periods is unknown at this time although the Company is continually exploring opportunities to reduce these expenses.

Considerations regarding Forward-Looking Disclosures. This annual report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may effect such forward-looking statements include, without limitation: the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, and changes in unit prices, supply and demand for the Company's tubing products especially in applications serving the commercial, industrial and residential construction industries.

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

Item 7. Financial Statements

      Attached following Item 14.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 11


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      No change in the Company's accountants occurred during the Company's two most recent fiscal years or any subsequent interim period, nor did any disagreements occur with the Company's accountants on any matter of accounting principles or practices or financial statement disclosure that would require a current report on Form 8-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      (a)-(b) The executive officers and directors of the Company are:

                                                                                        Officer or
Name                            Age      Position                                       Director Since
----                            ---      --------                                       --------------
John F. Ferraro                 69       Chairman of the Board and Secretary                1979
Robert A. Lerman                68       President, Chief Executive Officer and Director    1979
Anthony C. Mirabella            62       Director                                           1985
John J. Hughes                  76       Director                                           2003
Fred H. Samuelson               71       Director                                           2003
Robert I. Lieberman             49       Treasurer and Chief Financial Officer              1986

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

            Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in Mathematics, Adelphi College (1961), and Master of Science in Electrical Engineering, University of Connecticut (1964). In 1979, Mr. Lerman was elected Treasurer and a Director and in 1980 President of the predecessor to the Company. Since 1981, Mr. Lerman has been President and a Director of the Company, and was appointed Chief Executive Officer in June, 2002. In 1988, Mr. Lerman, along with Mr. Ferraro, founded Pioneer Capital Corp., of which Mr. Lerman is Secretary, Treasurer and a Director, a privately held venture capital corporation. Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York. In 1997, Mr. Lerman became President and a Director of Pioneer Ventures Corp. ("PVC") and a manager of Ventures Management Partners LLC ("VMP"), the general partner of Pioneer Ventures Associates Limited Partnership ("PVALP"), a partnership formed for the purpose of providing venture capital financing to other companies. In 1998, Mr. Lerman became a director of Initio, Inc., Tristar Corporation, and Energy Brands, Inc.; Mr. Lerman resigned his position as a director of Tristar and Energy Brands in 2002. Mr. Lerman also serves as a consultant to other companies none of which are competitive with the Company. See Item 12.

            John F. Ferraro holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962). In 1979, Mr. Ferraro was elected Secretary and a Director of the predecessor to the Company. Since the Company's 1981 merger, Mr. Ferraro has been Chairman of the Board of the Company. In 1988, Mr. Ferraro, along with Mr. Lerman, founded Pioneer Capital Corp. of which Mr. Ferraro is President and a Director. In 1997, Mr. Ferraro became Secretary and a Director of PVC and a manager of VMP, the general partner of PVALP. In 1998 Mr. Ferraro became a director of American Interactive Media, Inc. In 1999 he became a director of America's Shopping Mall, Inc. Mr. Ferraro became a director of Fidelity First Financial Corp. serving in 1998, and later in 2000 through May 14, 2003. See Item 12.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 12


            Anthony C. Mirabella holds the degrees of Bachelor of Mechanical Engineering, Stevens Institute of Technology (1962) and Master in Business Administration, Western New England College (1969). He was elected a Director of the Company in 1985. Mr. Mirabella was employed by Connecticut Natural Gas Corporation from 1971 to 2000, and last served as a Senior Vice President of said concern, responsible for the Energy Network, Inc. and its district heating and cooling operations. Mr. Mirabella has been engaged as a consultant to the Company at the rate of $750 per day to assist the Company in developing an overseas HVAC project; no material amounts have accrued or been paid at June 10, 2003.

            John J. Hughes was appointed a Director of the Company in March, 2003. Mr. Hughes was the founder, and served from 1970 through 1990 as the president and chief executive officer of East Windsor Metal Fabricating Inc.; Mr. Hughes continues to provide services on a consulting basis to such concern.

            Fred H. Samuelson was appointed a Director of the Company in March, 2003. Mr. Samuelson holds the degree of Bachelor of Science of Mechanical Engineering, University of Connecticut (1954); and completed a portion of the masters curriculum. Mr. Samuelson was the founder, and served from 1982 through 2001 as the president of Samuelson Engineering Inc., a cutting tools supplier and mechanical components design consultant.

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

Certain Rights to Proceeds

      Two of the Company's directors, Messrs. Ferraro and Lerman, currently own 656,334 shares in which the Company has certain rights to the proceeds to be received upon the sale of such shares which they received pursuant to 1984 stock subscription agreements, as amended in 1988, 1994, and 2002. Upon the sale of any of these shares, the selling director shall pay directly to the Company at the time of receipt of the net proceeds of such sale, an amount equal to (i) such net sales proceeds (up to a maximum of $0.40 per share) less (ii) the purchase price paid by the subscriber for each share sold (approximately $0.21 per-share). The directors retain full voting and dispositive control over these shares. The Company has no other rights with respect to such shares. On October 22, 2002 the board amended these rights to expire and terminate on January 1, 2004, provided such directors do not sell any shares bearing such proceeds rights through December 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely on a review of the forms submitted to the Company during and with respect to the most recent fiscal year, the Company is not aware that any report required by ss.16(a) of the Securities Exchange Act of 1934 ("Exchange Act") to be filed by any director, officer or principal shareholder was not filed on a timely basis.

Item 10. Executive Compensation and Transactions

      (a)-(b) Summary of Compensation - The following table sets forth on an accrual basis for the three most recently ended fiscal years, the remuneration of each of the Company's officers whose remuneration exceeded $100,000 and for all officers of the Company as a group.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 13


                           SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                            Annual          ----------------------------------------------
                                         Compensation                   Awards           Payouts    Other
                                    ----------------------------------------------------------------------
                                                                                                        Company
                          Fiscal                       Other          Stock     Options/      LTIP       401(k)
Name/Position             Year        Salary/Bonus     Compensation  Awards     SARS          Payouts   Contrib.
-------------             ----        ------------     ------------  ------     ----          -------   --------

John F. Ferraro (1)       2003         $241,249(2)      $3,118       $2,500          0 shs      $0       $825
Chairman of the Board,    2002         $193,113(2)      $3,575       $9,741          0 shs      $0       $837
Secretary & Director      2001         $173,207(2)      $3,575           $0          0 shs      $0       $489

Robert A. Lerman(1)       2003         $291,750(2)      $3,612       $2,500          0 shs      $0     $1,927
President, CEO            2002         $193,113(2)      $3,612       $9,741          0 shs      $0       $967
& Director                2001         $173,207(2)      $4,726           $0          0 shs      $0     $1,099

Robert I. Lieberman(3)    2003         $161,732(3)      $7,263       $2,500          0 shs      $0         $0
Treasurer and CFO &       2002         $131,819         $7,238           $0          0 shs      $0         $0
President of Turbotec     2001         $127,788         $7,978           $0          0 shs      $0         $0

----------

      (1) Messrs. Ferraro and Lerman entered into five-year employment contracts with the Company effective April 1, 1996, which toagreements were each extended for an additional five-year term under the provisions of the 1996 agreements. Each employment contract provides for a basic salary with an annual increase at April 1st of each year based on increases in the Consumer Price Index. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $1,500,000 of additional life insurance. During the fiscal year ended March 31, 2003, the Company paid $108,909 in net premiums on the two life insurance policies which provide that upon death or surrender of the policy, the Company will be repaid by the insurer and/or the insured the greater of the aggregate net premiums paid by the Company or death benefit proceeds in excess of $1,500,000. At March 31, 2003, the amount receivable for premiums paid on the policies was $860,478. In addition, each employment contract contained a provision providing that in the event of disability, the employee will receive disability payments of $100,000 per year for ten years (with proportional reductions in the event of partial disability); and $6,500 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for either the longer of the remainder of the un-renewed term or three years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of termination compensation which would otherwise be due.

      (2) In 2003, 2002, and 2001, Mr. Ferraro received cash bonuses of $25,000, $25,000, and $10,000, respectively. In 2003, 2002, and
            2001, Mr. Lerman received cash bonuses of $75,000, $25,000, and $10,000, respectively.

      (3) Mr. Lieberman entered into a five year employment contract with the Company's primary operating subsidiary effective April 1, 1996 which has been renewed on a year-to-year basis. The contract provides for a base salary and bonus pay based on performance targets established by the board of directors. The employment contract requires the Company to provide certain other benefits including life and disability insurance, subject to a maximum cost per year. The contract provides termination for "cause" immediately or by the employee on 90 days prior written notice. The contract also provides for termination by the Company in which event the employee would be paid termination compensation for 180 days.

      (b) Remuneration - For the fiscal year ending March 31, 2004, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $600,000 to all officers as a group (three persons) of which Mr. Ferraro and Mr. Lerman will each be paid approximately $220,000, Mr. Lieberman will be paid approximately $160,000. to

      (c) Stock Option Plans

            2002 Incentive Stock Option Plan - On October 22, 2002, the Company's stockholders approved the adoption of the Company's 2002 Incentive Stock Option Plan (the "2002 ISO Plan") reserving 500,000 shares of the Company's Common Stock for issuance pursuant to incentive stock options qualified under the U.S. Internal Revenue Code of 1986 which may be granted under the 2002 ISO Plan at exercise prices at least equal to 100% of the fair market value of the Common Stock on the date of the effective date of the grant of the option.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 14


      At June 10, 2003 no ISOs under the 2002 ISO Plan were outstanding. No options under the 2002 ISO Plan were granted in fiscal year ended March 31, 2003. The 2002 ISO Plan will expire on July 31, 2012.

            2002 Non-Qualified Stock Incentive Plan - On October 22, 2002, the Company's stockholders approved the adoption of the Company's 2002 Non-Qualified Stock Incentive Plan ("2002 NQ Plan") reserving 500,000 shares of the Company's Common Stock for issuance pursuant to the 2002 NQ Plan in the form of stock options, stock bonus, or stock appreciation rights ("SAR"). The purchase price for the exercise of shares subject to any option shall not be less than 33.33% of the fair market value ("FMV") of the shares of common stock of the Company on the effective date of the option and in no event shall be less than the par value of the common stock; the value of the shares subject to any bonus shall be equal in value to a fixed dollar amount and such value shall not be less than 33.33% of the FMV of the shares of common stock of the Company on the effective date of the bonus and in no event shall be less than the par value of the common stock; the value of an SAR award of stock is equal to or less than (as the Board may determine) the excess of the FMV of one share of stock on the date of the exercise of the SAR less the FMV of one share of stock on the effective date of the award, the result of which is multiplied by the number of shares with respect to which the SAR shall have been exercised. The NQ Plan will expire on December 31, 2012.

      No stock incentives were issued under the 2002 NQ Plan in fiscal year ended March 31, 2003.

      (d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values
- No options were exercised during fiscal year ended March 31, 2003 to purchase common stock of the Company. An aggregate of 340,228 options expired unexercised on September 30, 2002. No options are currently outstanding. The aggregated option exercise values at fiscal year-end held by the executive officers equals zero.

      (e) March 27, 2003 Stock Bonuses - On March 4, 2003 the Company's Board of Directors approved the award of an aggregate of 195,000 shares ("2003 Stock Bonus") effective March 27, 2003. The bonuses were valued at a price per share of $0.033 which equaled one-third of the closing price in the over-the-counter market on March 27, 2003. Of the total 195,000 shares, the five directors and one officer of the Company were issued 25,000 shares each, and 45,000 shares were reserved for issuance to three employees. See also Item 5(d), Item 10(k) and Item 12.

      The compensation values of the stock bonuses received by the named executive officers and directors of the Company during the last three fiscal years are reflected in the Summary Compensation Table at the column labeled "Restricted Stock Awards" at Item 10(a) hereof.

      (f) Option Grants in Last Fiscal Year. No options were granted in the last fiscal year.

      (g) Directors' Fees - During the fiscal year ended March 31, 2003, aggregate directors' fees of $6,000 and stock bonus awards of 75,000 shares valued at an aggregate of $2,475, were paid to the Company's three directors who are not officers or employees. It is anticipated that such directors will be paid an aggregate of approximately $14,000 in directors' fees in the fiscal year ending March 31, 2004. One non-employee director has also been engaged as a consultant to the Company at the rate of $750 per day to assist the company with developing one particular overseas project; no material amounts have accrued or been paid at June 10, 2003.

      (h) Employee Retirement Savings Plan - The Company has determined its matching contributions to the Thermodynetics, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan") for the plan year ending December 31, 2003 will equal a maximum of 300,000 shares of the Company's common stock, provided that the value of such grant does not exceed $35,000 at a one-third valuation of the market price. See Note 16 of Notes to Consolidated Financial Statements. The assets of the 401(k) Plan are held in trust for the exclusive benefit of the participants by the trustees of the Plan, Messrs. Ferraro, Lerman and Mirabella as the trustees. On June 3, 2003, Messrs. Ferraro, and Lerman resigned as trustees of the Plan and were replaced by Messrs. Hughes and Samuelson.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 15


      The compensation value of the 401(k) participation received by the below listed officers and directors is reflected in the Summary Compensation Table at the column labeled "Company 401(k) Contribution" at Item 10(a) hereof. The following table sets forth the number of shares of Common Stock contributed to the below referenced persons or groups of persons during the 401(k) Plan year ended December 31, 2002, Column (1), and for all years from inception of the Plan through Plan year ended December 31, 2002, Column (2).

                                                                      Shares Contributed by the Company
                  Name                                                and Held in Trust Under 401(k) Plan
                  ----                                                -----------------------------------
                  Officers and Directors                               Column (1)           Column (2)
                  ----------------------                               ----------           ----------
                                                                                          (Aggregate)
                  John F. Ferraro(y)                                   15,008                90,419
                  Robert A. Lerman(y)                                  35,042               152,008
                  Robert I. Lieberman                                      -0-               16,939
                  Anthony C. Mirabella(z)                                  -0-                   -0-
                  John J. Hughes(z)                                        -0-                   -0-
                  Fred H. Samuelson(z)                                     -0-                   -0-

                  All officers and directors as a group(a)             50,050               259,366
                      (6 persons)

                  Total Matching Contribution                         250,000             1,470,005
                  to all employees
                  (35 persons)

----------

                        (y) Former Trustees of the 401(k) Plan through June 3,
                  2003. Excludes the aggregate shares held in trust by the trustees of the 401(k) Plan for all participating employees.

                        (z) Trustees of the 401(k) Plan. Excludes the aggregate
                  shares held in trust by the trustees of the 401(k) Plan for all participating employees.

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

      (k) Recent Sales of Unregistered Securities - The Company has not made any recent sales of any unregistered securities, excluding shares under the Company's 401(k) plan, within the past three (3) years, except that: (I) A total of 3,903,068 shares of common stock were issued to two officers/directors and one director upon the exercise and purchase of the shares underlying their stock options on December 5, 2001. The two officers/directors issued promissory notes evidencing the obligation to pay the exercise price. The options had an exercise price of $0.055 per share, and an aggregate purchase price of $214,669. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. See also Item 10(l), and Item 12. (II) A total of 150,000 shares of common stock were issued on March 27, 2003 as stock bonus awards. The shares were valued at $0.033 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. See also Item 5(d), Item 10(e), 10(l), and Item 12.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 16


      (l) Officer Loans - On December 5, 2001 Messrs. Ferraro and Lerman exercised certain stock options and each borrowed $107,150.01 from the Company to purchase the underlying shares of common stock. Such loans are evidenced by Commercial Promissory Notes each dated December 5, 2001; such notes bear interest at the variable-rate of interest published in The Wall Street Journal, Eastern Edition, under the designation "Money Rates" and shown as the "Prime Rate" or "base rate on corporate loans at large U.S. money-center commercial banks". The entire principal balance plus interest of the notes is due on January 15, 2007; the notes may be prepaid in whole or in part without penalty. The amount owed under the notes at June 1, 2003 for Mr. Ferraro was $70,322, and for Mr. Lerman was $70,322. See also Item 10(k) and Item 12.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of June 10, 2003, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director, by each officer and by all officers and directors of the Company as a group. The shares underlying the ISOs held by one officer which are presently exercisable are deemed beneficially owned.

      Name and Address(1)                    Amount and Nature                      Percent of
      of Beneficial Owner                    of Beneficial Ownership                Class Owned
      -------------------                    -----------------------                -----------
      Directors and Officers

      John F. Ferraro                        4,121,581         shs(2)(6)            22.6%
      Robert A. Lerman                       4,439,150         shs(2)               24.4%
      Anthony C. Mirabella                     266,790         shs(3)                1.5%
      John J. Hughes                            25,000         shs(3)                0.1%
      Fred H. Samuelson                         25,000         shs(3)                0.1%
      Robert I. Lieberman                      127,739         shs(4)                0.7%

      All officers and                       9,005,260         shs(5)(6)            49.4%
      directors as a group
      (six persons)

      Other 5% Shareholders
          None

----------

      (1) The address of all officers and directors is c/o the Company, 651 Day Hill Road, Windsor, CT 06095.

      (2) Includes 90,419 shares held for Mr. Ferraro and 152,008 shares held for Mr. Lerman in trust under the Company's 401(k) Plan, respectively; includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro, respectively; excludes the aggregate 1,470,005 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

      (3) Excludes the aggregate 1,470,005 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

      (4)   Includes 16,939 shares held in trust under the Company's 401(k)
            Plan.

      (5) Includes an aggregate 259,366 shares held in trust under the Company's 401(k) Plan for each respective officer's account; excludes the aggregate 1,470,005 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees. Includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 17


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

            With Directors and Officers, and Related Persons.

      (A) A total of 3,903,068 shares of common stock were issued to two officers/directors and one director upon the exercise and purchase of the shares underlying their 1995 stock options. The two officers/directors issued promissory notes evidencing the obligation and such notes bear interest at the Prime Rate. See Item 10(k) "Recent Sales of Unregistered Securities", and Item 10(l) "Officer Loans".

      (B) On March 4, 2003 the Company's Board of Directors approved the award of an aggregate of 195,000 shares ("2003 Stock Bonus") effective March 27, 2003. The bonuses were valued at a price per share of $0.033 which equaled one-third of the closing price in the over-the-counter market on March 27, 2003. Of the total 195,000 shares, the five directors and one officer of the Company were issued 25,000 shares each, and 45,000 shares were reserved for issuance to three employees. See also Item 5(d), Item 10(a), Item 10(e), and Item 10(k).

Item 13. Exhibits and Reports on Form 8-K

      (a) Reports on Form 8-K - The Company filed no reports on Form 8-K with respect to or during the fiscal year ended March 31, 2003.

      (b)   Financial Statements

            Independent Auditors' Report.

            Consolidated Balance Sheets - March 31, 2003 and March 31, 2002.

            Consolidated Statements of Income and Comprehensive Income (Loss) - For The Years Ended March 31, 2003 and 2001.

            Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2003 and 2002.

            Consolidated Statements of Cash Flows - For The Years Ended March 31, 2003 and 2002.

            Notes to Consolidated Financial Statements

      (c)   Exhibits

            (3)(a)(i)   Certificate of Incorporation, as amended. (a)

            (3)(a)(ii) February 9, 1987 Amendment to Certificate of Incorporation.(b)

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 18


            (3)(b)      By-Laws. (c)

            (4)(i)      Form of Common Stock certificate. (d)

            (10)(i)     2002 Incentive Stock Option Plan. (e)

            (10)(ii)    2002 Non-Qualified Stock Incentive Plan. (e)

            (11)(i) Calculations of Earnings Per Common Share. This information is presented in Footnote 12 to the Consolidated Financial Statements.

            (21) Subsidiaries - The table following the list of exhibits indicates the wholly owned subsidiaries of Thermodynetics, Inc. and their respective states of incorporation.

            (99.1)      CEO Certification

            (99.2)      CFO Certification

         Name                       State of Incorporation        Year of Incorporation
--------------------------------------------------------------------------------------------
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

      (a)   Exhibit 3.1 to Registration Statement on Form S-1 (File No. 2-71500)

      (b) Exhibit 3(a)(ii) to Annual Report on Form 10-K for fiscal year ended 1988 (File No. 0-10707)

      (c)   Exhibit 3.2 to Registration Statement on Form S-1 (File No. 2-71500)

      (d)   Exhibit 4.1 to Registration Statement on Form S-1 (File No. 2-71500)

      (e) Definitive Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders, filed on September 20, 2002

Item 14. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures -

      Management believes that the Company's disclosure controls and procedures (as defined in the Exchange Act) provides the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act.

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                      INDEPENDENT AUDITORS' REPORT

                    AS OF MARCH 31, 2003 AND 2002 AND FOR THE
                    YEARS ENDED MARCH 31, 2003 AND 2002

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                      INDEPENDENT AUDITORS' REPORT

                       YEARS ENDED MARCH 31, 2003 AND 2002

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

                          MAHONEY SABOL & COMPANY, LLP
                                ONE STATE STREET
                           HARTFORD, CONNECTICUT 06103

                                 (860) 541-2000
                               Fax (860) 541-2001

                          Independent Auditors' Report

To the Board of Directors and
    Stockholders of
Thermodynetics, Inc.
Windsor, Connecticut

We have audited the consolidated balance sheets of Thermodynetics, Inc. and Subsidiaries (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/ MAHONEY SABOL & COMPANY, LLP

Certified Public Accountants
Hartford, Connecticut

May 23, 2003

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002

                                                                            2003               2002
                                                                        ------------       ------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                 $      1,752       $     18,010
   Accounts receivable, net of allowance for doubtful
    accounts of $50,052 and $29,724 in 2003 and 2002, respectively         1,048,856          1,149,734
   Inventories                                                             1,557,339          1,626,199
   Prepaid expenses and other current assets                                 226,184            238,078
                                                                        ------------       ------------
         Total current assets                                              2,834,131          3,032,021

PROPERTY, PLANT AND EQUIPMENT, net                                         6,550,807          6,218,484

MARKETABLE EQUITY SECURITIES                                                      --             22,200

OTHER ASSETS                                                               1,077,765          1,028,222
                                                                        ------------       ------------

                                                                        $ 10,462,703       $ 10,300,927
                                                                        ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                                       $    741,058       $  1,189,480
   Accounts payable                                                        1,161,709            947,206
   Accrued expenses and taxes                                                173,379            159,678
   Current portion of long-term debt                                         375,104            287,871
   Current portion of obiligation under capital lease                         24,511              6,023
                                                                        ------------       ------------
         Total current liabilities                                         2,475,761          2,590,258

LONG-TERM LIABILITIES
   Long-term debt, less current maturities above                           3,338,770          3,382,196
   Obligation under capital lease, less current maturities above              66,032            106,795
   Deferred income taxes                                                      50,000             20,000
                                                                        ------------       ------------
                                                                           3,454,802          3,508,991

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
     25,000,000 shares                                                       182,262            178,831
   Additional paid-in capital                                              5,503,225          5,492,035
   Deficit                                                                (1,012,702)        (1,140,324)
                                                                        ------------       ------------
                                                                           4,672,785          4,530,542
   Less: subscriptions receivable                                            140,645            164,300
   Less: treasury stock, at cost                                                  --            164,564
                                                                        ------------       ------------
                                                                           4,532,140          4,201,678
                                                                        ------------       ------------

                                                                        $ 10,462,703       $ 10,300,927
                                                                        ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                               2003               2002
                                                           ------------       ------------
NET SALES                                                  $ 11,151,667       $ 11,116,183

COST OF SALES                                                 8,080,044          8,415,043
                                                           ------------       ------------

             Gross profit                                     3,071,623          2,701,140

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                    2,313,633          2,050,305
                                                           ------------       ------------

             Income from operations                             757,990            650,835

OTHER INCOME (EXPENSE)
       Other, net                                               (35,971)            19,555
       Loss on impairment of securities                         (18,237)          (421,800)
       Interest expense                                        (380,850)          (423,757)
                                                           ------------       ------------
                                                               (435,058)          (826,002)
                                                           ------------       ------------
             Income (loss) before provision for
               income taxes                                     322,932           (175,167)

PROVISION FOR  INCOME TAXES                                      38,000                 --
                                                           ------------       ------------

             Net income (loss)                                  284,932           (175,167)

OTHER COMPREHENSIVE INCOME, net of tax
       Unrealized holding gains arising during period                --            367,040
                                                           ------------       ------------

             Comprehensive income                          $    284,932       $    191,873
                                                           ============       ============

EARNINGS (LOSS) PER COMMON SHARE                           $       0.02       $      (0.01)
                                                           ============       ============

EARNINGS (LOSS) PER COMMON SHARE - ASSUMING DILUTION       $       0.02       $      (0.01)
                                                           ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                           Common Stock                    Treasury Stock, at cost
                                      ---------------------                -----------------------
                                                              Additional
                                       Number of                Paid-in    Number of                  Income
                                        Shares      Amount      Capital     Shares       Amount      (Deficit)
                                      ----------   --------   ----------   ---------   ---------    ----------
Balance, March 31, 2001               13,780,008   $137,800   $5,307,398    131,898    $(164,564)     (965,157)

Issuance of stock pursuant to
  401(k) plan                            200,000      2,000        9,000         --           --            --
Issuance of stock pursuant to
  incentive plan                       3,903,068     39,031      175,637         --           --            --
Subscriptions receivable                      --         --           --         --           --            --
Net Loss and Comprehensive Income             --         --           --         --           --      (175,167)
                                      ----------   --------   ----------   --------    ---------    ----------

Balance, March 31, 2002               17,883,076   $178,831   $5,492,035    131,898    $(164,564)   (1,140,324)
                                      ==========   ========   ==========   ========    =========    ==========

Issuance of stock pursuant to
  401(k) plan 2002                       200,000      2,000        4,000         --           --            --
Issuance of stock pursuant to
  401(k) plan 2003                       118,102      1,181        5,315   (131,898)     164,564      (157,310)
Issuance of stock pursuant to
  bonus                                   25,000        250        1,875         --           --            --
Subscriptions receivable                      --         --           --         --           --            --
Net Income and Comprehensive Income           --         --           --         --           --       284,932
                                      ----------   --------   ----------   --------    ---------    ----------

Balance, March 31, 2003               18,226,178   $182,262   $5,503,225         --    $      --    (1,012,702)
                                      ==========   ========   ==========   ========    =========    ==========

                                                         Accumulated
                                                            Other
                                       Suscriptions     Comprehensive
                                        Receivable      Income (Loss)         Total
                                       ------------     -------------     -----------
Balance, March 31, 2001                  $      --        $(367,040)      $ 3,948,437

Issuance of stock pursuant to
  401(k) plan                                   --               --            11,000
Issuance of stock pursuant to
  incentive plan                                --               --           214,668
Subscriptions receivable                  (164,300)              --          (164,300)
Net Loss and Comprehensive Income               --          367,040           191,873
                                         ---------        ---------       -----------

Balance, March 31, 2002                  $(164,300)       $      --       $ 4,201,678
                                         =========        =========       ===========

Issuance of stock pursuant to
  401(k) plan 2002                              --               --             6,000
Issuance of stock pursuant to
  401(k) plan 2003                              --               --            13,750
Issuance of stock pursuant to
  bonus                                         --               --             2,125
Subscriptions receivable                    23,655               --            23,655
Net Income and Comprehensive Income             --               --           284,932
                                         ---------        ---------       -----------

Balance, March 31, 2003                  $(140,645)       $      --       $ 4,532,140
                                         =========        =========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                      2003             2002
                                                                  -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $   284,932       $(175,167)
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                   348,610         306,740
      Deferred tax provision                                           30,000              --
      Loss on sale of equipment                                           298              --
      Realized losses on impairment
        of securities                                                  18,237         421,800
      Realized gain on sale of land held for investment                    --         (33,720)
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                               100,878         169,366
        Decrease in inventories                                        68,860         130,638
        Decrease in prepaid expenses and
          other current assets                                         11,894          15,676
        Increase in other assets                                      (49,543)        (98,788)
         Increase (decrease) in accounts payable                      214,504        (356,631)
         Increase in accrued expenses and taxes                        33,451          90,344
                                                                  -----------       ---------
             Net cash provided by operating activities              1,062,121         470,258
                                                                  -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                       (665,318)       (203,236)
    Proceeds from sales of plant and equipment                          4,500              --
    Proceeds from the sale of marketable securities                     3,963              --
    Proceeds from the sale of land held for investment                     --         159,667
                                                                  -----------       ---------
             Net cash used in investing activities                   (656,855)        (43,569)
                                                                  -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from subscriptions receivable                             23,655              --
    Proceeds from long term debt                                      339,463
    Proceeds from issuance of stock                                     2,125          50,368
    Principal payments on debt and capital lease obligations         (786,767)       (474,330)
                                                                  -----------       ---------
             Net cash used in financing activities                   (421,524)       (423,962)
                                                                  -----------       ---------

NET INCREASE (DECREASE) IN CASH                                       (16,258)          2,727

CASH, beginning of year                                                18,010          15,283
                                                                  -----------       ---------

CASH, end of year                                                 $     1,752       $  18,010
                                                                  ===========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

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

      Estimates:

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

Intangible Assets:

Patent costs were capitalized and amortized on a straight-line basis over 17 years. Other intangibles were historically amortized on a straight-line basis over their estimated useful lives.

On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. Annual impairment testing must be performed on these assets using guidance and criteria described in the statement. All other intangible assets are amortized over their estimated future lives. Management has determined that the pro forma effects on fiscal 2002 are immaterial.

In accordance with SFAS 142, the Company has determined that the carrying value of its intangible assets with indefinite lives as of April 1, 2002 (date of transition) and March 31, 2003 were not impaired. Accordingly, the financial statements do not recognize any impairment losses for the year then ended.

Cash Equivalents:

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2003 and 2002.

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

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

      Stock Options:

      In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board (APB) opinion No. 25. If the intrinsic value approach for measurement is elected; SFAS No. 123 requires supplemental disclosure to show the effects of using the fair value measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, whereby the Company does not recognize compensation costs at the grant date; accordingly, this pronouncement does not affect the Company's consolidated financial position or results of operations.

      The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition approach of SFAS 123:

                                                                      2003                2002
                                                                      ----                ----
                  Net income (loss) as reported                $       284,932     $     (175,167)
                  Deduct: Stock-based employee
                    compensation expense based on
                    fair value of all awards, net of tax:                   --                 --
                                                               ---------------     --------------
                  Pro forma net income (loss)                  $       284,932     $     (175,167)
                                                               ===============     ==============

                  Earnings per share:
                  Basic - as reported                                  $  0.02            $ (0.01)
                                                                       =======            =======
                  Basic - pro forma                                    $  0.02            $ (0.01)
                                                                       =======            =======
                  Diluted - as reported                                $  0.02            $ (0.01)
                                                                       =======            =======
                  Diluted - pro forma                                  $  0.02            $ (0.01)
                                                                       =======            =======

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

      Accumulated Other Comprehensive Income (Loss):

      In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS No. 130), "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components (i.e. revenue, expenses, gains, and losses) in a full set of financial statements.

      Reclassification:

      Certain amounts as of March 31, 2002 have been reclassified to conform with the March 31, 2003 presentation. The reclassifications have no material effect on the financial statements.

      New Pronouncements:

      During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), SFAS No. 143 "Accounting for Retirement Obligations," which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 would be effective for the Company's fiscal year ending March 31, 2004. Management does not believe that adoption of this statement will significantly impact the Company's financial statements.

      In December, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the Fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123 and SFAS 148.

      In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE's created after January 31, 2002. The Company does not believe that the adoption of this interpretation will have any effect on its financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 2 - FINANCIAL INSTRUMENTS:

      Concentrations of Credit Risk:

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivables, marketable equity securities and other assets:

            o Cash - The Company maintains cash balances which, at times, may exceed federal depository insurance limits. However, at March 31, 2003 and 2002, all cash balances were fully insured.

            o Trade accounts receivable - The Company's customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide; principal applications involve the control of heat transfer. Total sales to individual customers which exceeded ten percent of net sales during the years ended March 31, 2003 and 2002 aggregated 43% (3 customers) and 62% (4 customers), respectively. The Company performs on-going credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and realized losses have been within management's expectations.

            o Other assets include a receivable relating to officers' life insurance (see Note 6) which represents the net aggregate proceeds due the Company for the reimbursement of policy premiums. Certain rights to cash value and proceeds from these policies have been assigned to the Company in order to secure amounts due.

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

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 2 - FINANCIAL INSTRUMENTS (Continued):

      Fair Value of Financial Instruments (Continued):

            o Line of credit - The carrying amount approximates fair value as the line of credit has a variable interest rate which fluctuates with the market.

            o Long-term debt and capital leases - The carrying amount approximates fair value as the interest rates on the various notes/leases approximate the Company's estimated incremental borrowing rate.

            The Company's financial instruments are held for other than trading purposes.

NOTE 3 - INVENTORIES:

      The major classes of inventories consist of the following as of March 31:

                                                          2003                2002
                                                          ----                ----
                  Finished goods                    $       823,842     $      639,334
                  Raw materials                             704,249            948,341
                  Work-in-process                            29,248             38,524
                                                    ---------------     --------------

                                                    $     1,557,339     $    1,626,199
                                                    ===============     ==============

NOTE 4 - NET PROPERTY AND EQUIPMENT:

      Property and equipment are summarized by major classifications as follows at March 31:

                                                          2003                2002
                                                          ----                ----
                  Machinery and equipment           $     5,593,598     $    4,961,428
                  Buildings                               4,915,480          4,915,480
                  Furniture and equipment                   950,016            911,046
                  Leasehold improvements                    852,565            842,772
                  Land                                      204,484            204,484
                                                    ---------------     --------------
                                                         12,516,143         11,835,210
                  Less accumulated depreciation
                      and amortization                    5,965,336          5,616,726
                                                    ---------------     --------------

                                                    $     6,550,807     $    6,218,484
                                                    ===============     ==============

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 5 - MARKETABLE EQUITY SECURITIES:

      The cost and market values of marketable equity securities (common stocks) as well as the realized and gross unrealized gains and losses are as follows:

                  Non-current Common Stock                                          2003                2002
                                                                                    ----                ----
                  Cost                                                        $            --     $      444,000
                  Realized loss                                                            --           (421,800)
                  Gross unrealized loss                                                    --                 --
                                                                              ---------------     --------------

                  Market value                                                $            --     $       22,200
                                                                              ===============     ==============

      The Company owned 37,000 shares of common stock of a publicly traded company which is classified as non-current marketable equity securities. During the year ended March 31, 2003, the Company received an aggregate of $3,963 for the sale of 10,500 shares. Shortly thereafter the issuer of the securities filed for bankruptcy protection and accordingly the remaining shares were written down to a zero valuation. The securities, classified as available-for-sale, were written down to their estimated realizable value as the decline in market value is considered to be other than temporary.

NOTE 6 - OTHER ASSETS:

      Other assets consists of the following at March 31:

                                                                                    2003                2002
                                                                                    ----                ----
                  Life insurance loans receivable, net                        $       860,478     $      813,742
                  Intangible assets, net of accumulated amortization
                     of $410,630 as of March 31, 2003 and 2002                         93,741             93,741
                  Investments                                                          94,856             94,856
                  Other                                                                28,690             25,883
                                                                              ---------------     --------------

                                                                              $     1,077,765     $    1,028,222
                                                                              ===============     ==============

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 7 - LINE OF CREDIT:

      The Company has a revolving line of credit (LOC) with a bank originally dated October 31, 1994. The agreements were amended on October 1, 2000 and January 23, 2002 and provide for a borrowing base equal to the sum of the following (as defined within the agreement): 80% of unpaid qualified receivables, the lesser of $1,200,000 or 50% of the lower of cost or market value of eligible raw and work-in-process inventory, plus the lesser of $350,000 or 50% of the lower of cost or market value of eligible finished goods inventory less 100% of the aggregate amount of then undrawn on all letters of credit and acceptances issued by the bank to a maximum of $2,400,000. Interest is charged at the bank's prime rate (4.25% and 4.75% at March 31, 2003 and 2002, respectively). The LOC contains various financial and non-financial covenants.

NOTE 8 - LONG-TERM DEBT:

      At March 31, 2003, the Company had $92,587 outstanding on a $300,000 line of credit agreement for the acquisition of equipment (Equipment LOC). These borrowings have been reflected as long-term debt in these financial statements consistent with the workings of this Line which require the outstanding balance to be paid over sixty months with interest charged at the bank's prime rate.

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

      The Equipment Loan is payable in sixty monthly principal installments of $11,667 plus interest at the bank's prime rate (4.25% and 4.75% at March 31, 2003 and 2002, respectively). The Equipment Loan is cross-collateralized with the Mortgage Loan and is secured by substantially all the assets of the Company.

      On June 25, 1996, the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,100,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 12) and a second mortgage on the Company's principal facility. The second mortgage was released upon payment of certain amounts from the Mortgage Loan. The note is payable in monthly installments of principal and interest of $10,510. The note had a fixed interest rate of 9.72% through August 2001 at which time the interest rate was adjusted to 7.71%, as defined in the note.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 8 - LONG-TERM DEBT (Continued):

      In addition, the Company must comply with certain financial and non-financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the loan's maturity date.

                                                                                     2003                2002
                                                                                     ----                ----
                  Mortgage loan                                               $     1,898,438     $    1,999,688
                  Equipment loan and line of credit                                   920,843            736,022
                  Mortgage note payable - multi-purpose building                      894,593            934,357
                                                                              ---------------     --------------
                                                                                    3,713,874          3,670,067
                  Less: current maturities                                            375,104            287,871
                                                                              ---------------     --------------

                                                                              $     3,338,770     $    3,382,196
                                                                              ===============     ==============

      Maturities of long-term debt for each of the years succeeding March 31, 2003 are as follows:

                     Year ending March 31,
                     ---------------------
                         2004                                                 $       375,104
                         2005                                                         376,326
                         2006                                                         375,498
                         2007                                                         318,225
                         2008 and thereafter                                        2,268,721
                                                                              ---------------

                                                                              $     3,713,874
                                                                              ===============

NOTE 9 - LEASES:

      On July 24, 2001, the Company entered into a capital lease for certain computer equipment. The lease calls for 60 monthly payments of $2,689 including principal and interest at 9.6% per annum.

      Computer equipment under capital lease included in net property, plant and equipment at March 31, 2003 is as follows:

                         Furniture and equipment                                 $    127,691
                         Less accumulated amortization                                 42,563
                                                                                 ------------

                                                                                 $     85,128
                                                                                 ============

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 9 - LEASES (Continued):

      The following is a schedule by year of future minimum rental payments required under the above lease as of March 31, 2003:

                                                                                    Capital
                  Year                                                               Lease
                  ----                                                               -----
                  2004                                                           $     32,268
                  2005                                                                 32,268
                  2006                                                                 32,268
                  2007                                                                  9,588
                                                                                 ------------
                  Total minimum lease payments                                        106,392
                  Less amounts representing
                      interest                                                         15,849
                                                                                 ------------
                  Present value of net
                      minimum lease payments                                           90,543
                  Less current portion of
                      obligations under capital lease                                  24,511
                                                                                 ------------

                  Long-term obligations
                      under capital lease                                        $     66,032
                                                                                 ============

NOTE 10 - STOCKHOLDERS' EQUITY:

      Stock Options:

      In October 2002, the Company adopted the 2002 Incentive Stock Option Plan ("2002 ISO Plan") and the 2002 Non Qualified Stock Incentive Plan ("2002 NQ Plan"). The 2002 ISO Plan provides for an aggregate number of shares available for grant of options, not to exceed 500,000 shares. The option price is not to exceed 100% of fair market value for the stock. The 2002 NQ Plan provides for an aggregate number of shares available for stock options, stock bonuses and stock appreciation rights (SARS), not to exceed 500,000 shares.

      The option price and the value awarded for bonuses shall not exceed 33.33% of the fair market value on the effective date of the option or bonus. The value awarded for stock appreciation rights shall be equal to the excess of fair market value on the day of exercise less the fair market value on the effective date of the award. Through March 31, 2003, no options, shares or SARs have been granted under these plans.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 10 - STOCKHOLDERS' EQUITY (Continued):

      In May, 1995 and August 1999, the Board of Directors granted options to employees and directors which provide the opportunity to purchase a total of 5,000,000 shares of common stock at an exercise price of $.055 per share (market price at the date of issuance). All employees and directors were fully vested at the time of issuance and the options expired on September 30, 2002. Through March 31, 2003, 4,603,068 shares have been issued as a result of the exercise of options, resulting in a charge to operations of $-0- for the years ended March 31, 2003 and 2002. All remaining options expired in September 2002.

      A summary of the status of the Company's stock option plan as of March 31, 2003 and 2002 and changes during the years ending on those dates is presented below:

                                                 2003                             2002
                                     --------------------------       ---------------------------
                                     Outstanding       Price          Outstanding         Price
                                     -----------     ----------       -----------      ----------
      Outstanding at beginning
        of year                        396,932       $     .055        4,300,000       $     .055
      Granted                               --                                --       $     .055
      Excercised                            --                        (3,903,068)      $     .055
      Expired                         (396,932)                               --       $       --
                                      ---------                       -----------
      Outstanding at end of year            --                           396,932       $     .055
                                      ---------                       -----------

      The fair value of each option grant is estimated on the date of grant with the following assumptions:

               Expected dividend yield                                        0%
               Expected volatility                                           42%
               Risk-free interest rate                                      6.5%
               Expected life of options                                76 months

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 11 - EARNINGS PER COMMON SHARE:

      A reconciliation of the numerators and denominators of the basis and diluted Earning per Common Share (EPS) computations for the years ended March 31:

                                                          2003                           2002
                                              --------------------------    -----------------------------
                                                 Income        Shares         Income            Shares
                                              (Numerator)  (Denominator)    (Numerator)     (Denominator)
                                              -----------  -------------    -----------     -------------
            Net income                         $284,932                      $(175,167)
                                               --------                      ---------

            Basic EPS
             Income available to common
              stockholders                      284,932      18,035,173       (175,167)       15,170,572
            Effect of Dilutive Securities
              Stock options                          --              --             --                --
                                               --------      ----------      ---------       -----------
            Diluted EPS
            Income available to common
              stockholders including
              assumed conversions              $284,932      18,035,173       (175,167)      $15,170,572
                                               ========      ==========      =========       ===========

NOTE 12 - RENTAL OF MULTI-PURPOSE BUILDING:

      The Company leases a portion of its multi-purpose building (see Note 8) to an unrelated tenant under an agreement which expires August 31, 2005. Rental income aggregated $60,375 and $59,177 for the years ended March 31, 2003 and 2002, respectively, and is included in other income (expense) net in the accompanying consolidated statements of operations and comprehensive income.

NOTE 13 - RESEARCH AND DEVELOPMENT COSTS

      Research and development costs charged to selling, general and administrative expenses amounted to $119,412 and $109,923 for the years ended March 31, 2003 and 2002, respectively.

NOTE 14 - ADVERTISING

      The Company expenses the production costs of advertising when the costs are incurred. Advertising expense charged to selling, general and administrative expenses totaled $33,183 and $28,427 for the years ended March 31, 2003, and 2002, respectively.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 15 - INCOME TAXES:

      The provision for (benefit from) income taxes consists of the following:

                                      2003            2002
                                  -----------      ----------

                    Current
                      State             8,000              --
                                  -----------      ----------

                    Deferred           30,000              --
                                  -----------      ----------

                                  $    38,000      $       --
                                  ===========      ==========

      The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company's AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. For 2003 and 2002, the Company had no liability for state taxes based upon income. State taxes accrued were based on net worth and, accordingly, included in selling, general and administrative expenses.

      The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for fiscal years 2003 and 2002. The principal reasons for this difference are listed in the following table:

                                                           2003     2002
                                                          ------   ------

            Statutory federal  and state income tax           34%      34%
            Amortization and other                             5       -2
            Utilization of net operating loss
              carryforwards                                   23       23
            Change in valuation allowance                    -50      -55
                                                          ------   ------

                                                              12%       0%
                                                          ======   ======

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 15 - INCOME TAXES (Continued):

      The significant components of the deferred tax provision are as follows:

                                                       2003            2002
                                                    ---------       ---------
            Net operating loss- federal             $  84,000       $ 107,000
            Property and equipment, net                61,000         (45,000)
            Other                                     (21,000)        (12,000)
            Uniform capitalization                      2,000          (3,000)
            Write down of marketable security              --        (143,000)
            Valuation Allowance                       (96,000)         96,000
                                                    ---------       ---------

                                                    $  30,000       $      --
                                                    =========       =========

      The components of the net deferred tax accounts as of March 31, 2003 and 2002 are as follows:

                                                       2003            2002
                                                    ---------       ---------
            Deferred tax assets:
            Net operating loss                      $ 522,000       $ 606,000
            Investment tax credits                    144,000         144,000
            Uniform capitalization                     23,000          25,000
            Write down of marketable security         143,000         143,000
            Valuation Reserve                              --         (96,000)
            Other                                      43,000          22,000
                                                    ---------       ---------
            Total deferred tax assets                 875,000         844,000
            Deferred tax liabilities:
            Property and equipment, net              (925,000)       (864,000)
                                                    ---------       ---------

            Net deferred tax asset (liability)      $ (50,000)      $ (20,000)
                                                    =========       =========

      The Company has approximately $1,500,000 of net operating losses for federal income tax reporting purposes available for carryforward, which expire in years ending March 31, 2004 through 2011. Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, the write down of a marketable security for financial reporting; inventory capitalization adjustments recorded for tax reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Unused tax credit carryovers totaled approximately $144,000 as of March 31, 2003 and expire in years through March 31, 2008.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 15 - INCOME TAXES (Continued):

      The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

NOTE 16 - 401(k) PLAN

      The Company has a defined contribution 401(k) plan, which covers all participating employees who are over the age of 21 years and have at least one year of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Matching contributions are made, in the form of Company common stock, subsequent to the close of the Company's fiscal year. Contributions for the years ended March 31, 2003 and 2002 totaled $13,750, and $6,000, respectively.

NOTE 17 - EMPLOYMENT CONTRACTS

      The Company has employment agreements with two of its employees which currently renew on a year to year basis. These agreements provide for combined annual base salaries of $215,000 for the fiscal years ended March 31, 2003 and 2002. The employees may also earn a discretionary bonus based on criteria established by the Board of Directors.

      The Company has also entered into employment agreements with two employees and directors, which were renewed through March 2006. These agreements provide for an annual base salary of approximately $165,000 each, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage. In addition, upon death, the employees' estate will receive a specified death benefit from life insurance policies funded by the Company (see Note 6).

      In the event of termination, all four agreements provide for the continuation of compensation and benefits. However, the employees may not compete with the Company within the United States for a period of two years after termination.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 18 - CASH FLOW INFORMATION:

      Cash paid for interest was $389,272 and $450,953 for the years ended March 31, 2003 and 2002.

      Long-term debt of $113,000 and $176,033 was incurred when the Company acquired equipment and vehicles during the years ended March 31, 2003 and 2002, respectively.

      A capital lease obligation of $127,691 was incurred when the Company acquired computer equipment during the year ended March 31, 2002.

      During the year ended March 31, 2002 the Company refinanced $2,725,000 of long-term debt.

      Issuance of stock pursuant to 401(k) plan was $19,750 and $11,000 for each the years ended March 31, 2003 and 2002, respectively.

      Unrealized holding gains were $367,040 for the year ended March 31, 2002, respectively.

NOTE 19 - OTHER COMPREHENSIVE INCOME

      Other comprehensive income is reflected net of a provision for income taxes totaling $-0- for each of the years ended March 31, 2003 and 2002.

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

(Registrant)
THERMODYNETICS, INC.


By: /s/ Robert A. Lerman
    --------------------------------------
    Robert A. Lerman, President,
    Chief Executive Officer,
    and Director

Date: June 17, 2003

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  (Registrant)
                              THERMODYNETICS, INC.

By: /s/ Robert A. Lerman                             By: /s/ John F. Ferraro
    --------------------------------------               -----------------------------------
    Robert A. Lerman, President                          John F. Ferraro, Chairman of
    Chief Executive Officer, and Director                the Board, Secretary and Director

Date: June 17, 2003                                  Date: June 17, 2003

By: /s/ Robert I. Lieberman                          By: /s/ Anthony C. Mirabella
    --------------------------------------               -----------------------------------
    Robert I. Lieberman, Chief                           Anthony C. Mirabella, Director
    Financial Officer and Treasurer

Date: June 17, 2003                                  Date: June 17, 2003

By: /s/ John J. Hughes                               By: /s/ Fred H. Samuelson
    --------------------------------------               -----------------------------------
    John J. Hughes, Director                             Fred H. Samuelson, Director

Date: June 17, 2003                                  Date: June 17, 2003

CERTIFICATION pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert A. Lerman, certify that:

1. I have reviewed this annual report on Form 10-KSB of Thermodynetics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to provide that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the overall effectiveness of the registrant's disclosure controls and procedures to provide that material information relating to the registrant, as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the overall effectiveness of the disclosure controls and procedures to provide that material information relating to the registrant, based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our knowledge and our most recent evaluation, to the registrant's auditors:

      a) all significant deficiencies in the design or operation of internal controls which could materially adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not to the best of our knowledge and belief there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: June 17, 2003      By: /s/ Robert A. Lerman
                                      ---------------------------------------
                                      Robert A. Lerman
                                      President and Chief Executive Officer

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 21


CERTIFICATION pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert I. Lieberman, certify that:

1. I have reviewed this annual report on Form 10-KSB of Thermodynetics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to provide that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the overall effectiveness of the registrant's disclosure controls and procedures to provide that material information relating to the registrant, as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the overall effectiveness of the disclosure controls and procedures to provide that material information relating to the registrant, based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our knowledge and our most recent evaluation, to the registrant's auditors:

      a) all significant deficiencies in the design or operation of internal controls which could materially adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not to the best of our knowledge and belief there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: June 17, 2003       By: /s/ Robert I. Lieberman
                                       ----------------------------------------
                                       Robert I. Lieberman
                                       Treasurer and Chief Financial Officer