Form 10QSB
period 2003-06-30
THERMODYNETICS INC
filed 2003-08-14
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003     Commission File Number: 0-10707

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

           Class                                    Outstanding at June 30, 2003
Common stock $.01 Par Value                               18,226,178 Shares

Transitional Small Business Disclosure Format   Yes |_|  No |X|

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets
                 June 30, 2003 and March 31, 2003.........................   3

              Consolidated Statements of Income
                 Three Months Ended June 30,
                 2003 and 2002............................................   4

              Consolidated Statements of Cash Flows
                 Three Months Ended June 30,
                 2003 and 2002............................................   5

              Notes to Consolidated Financial Statements..................  6-8

     Item 2.  Management's Discussion and Analysis or
                 Plan of Operation .......................................  9-11

     Item 3.  Controls and Procedures ....................................   11

PART II       OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................   12

     Item 2.  Changes in Securities.......................................   12

     Item 3.  Defaults Upon Senior Securities.............................   12

     Item 4.  Submission of Matters to a Vote of Security Holders.........   12

     Item 5.  Other Information...........................................   12

     Item 6.  Exhibits and Reports on Form 8-K............................   12

SIGNATURE PAGE ...........................................................   13

                          PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                              June 30,         March 31,
                                                                2003             2003
                                                            ------------     ------------
                                                             (Unaudited)       (Audited)
CURRENT ASSETS
  Cash                                                      $      1,595     $      1,752
  Accounts Receivable, Net                                     1,380,768        1,048,856
  Inventories                                                  1,479,783        1,557,339
  Prepaid Expenses and Other Current Assets                      235,832          226,184
                                                            ------------     ------------
    Total Current Assets                                       3,097,978        2,834,131
                                                            ------------     ------------

PROPERTY, PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                     12,583,132       12,516,143
  Less: Accumulated Depreciation                               6,051,834        5,965,336
                                                            ------------     ------------
    Property, Plant, and Equipment - Net                       6,531,298        6,550,807
                                                            ------------     ------------

OTHER ASSETS
  Intangible Assets - Net of Amortization                         93,741           93,741
  Officers' Life Insurance                                       860,478          860,478
  Investment in Foreign Company                                   94,856           94,856
  Deposits and Other                                              81,491           28,690
  Marketable Equity Securities, at Market                            -0-              -0-
                                                            ------------     ------------
    Total Other Assets                                         1,130,566        1,077,765
                                                            ------------     ------------

TOTAL ASSETS                                                $ 10,759,842     $ 10,462,703
                                                            ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                          $    979,920     $  1,161,709
  Accrued Taxes and Expenses                                     181,910          173,379
  Current Portion of Long-Term Debt                              387,721          399,615
  Notes Payable - Bank                                         1,105,950          741,058
                                                            ------------     ------------
    Total Current Liabilities                                  2,655,501        2,475,761
                                                            ------------     ------------

DEFERRED INCOME TAXES                                            100,000           50,000
LONG-TERM DEBT                                                 3,317,941        3,404,802

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 18,226,178 shares
      at 6/30/03 and 3/31/03                                     182,262          182,262
    Additional Paid-in Capital                                 5,503,225        5,503,225

  Less: Stock subscriptions receivable                           140,645          140,645
  Retained Earnings (Deficit)                                   (858,442)      (1,012,702)
                                                            ------------     ------------
    Total Stockholders' Equity                                 4,686,400        4,532,140
                                                            ------------     ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                      $ 10,759,842     $ 10,462,703
                                                            ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                        2003            2002
                                                        ----            ----

Net Sales                                           $ 3,013,267     $ 3,047,913

Cost of Goods Sold                                    2,099,298       2,271,763
                                                    -----------     -----------

Gross Profit                                            913,969         776,150

Selling, General & Administrative Expenses              628,151         521,483
                                                    -----------     -----------

Income From Operations                                  285,818         254,667
                                                    -----------     -----------

Other Income (Expense)
  Interest Expense, Net                                 (79,758)        (84,815)
  Other - Net                                            (1,800)        (20,037)
                                                    -----------     -----------
  Total Other Income (Expense)                          (81,558)       (104,852)
                                                    -----------     -----------

Income Before Income Taxes                              204,260         149,815

Provision for Income Taxes                               50,000             -0-
                                                    -----------     -----------

Net Income                                          $   154,260     $   149,815
                                                    ===========     ===========

Earnings per Share-Basic                            $       .01     $       .01
                                                    ===========     ===========

Earnings per Share-Diluted                          $       .01     $       .01
                                                    ===========     ===========

Weighted Average Shares Outstanding-Basic            18,226,178      17,783,076
                                                    ===========     ===========
Weighted Average Shares Outstanding-Diluted          18,226,178      17,993,884
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                            2003         2002
                                                            ----         ----

OPERATING ACTIVITIES:
  Net income                                             $ 154,260    $ 149,815
      Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Realized loss on impairment of securities                    -0-       18,237
  Depreciation and amortization                             86,498       85,482
  Deferred tax provision                                    50,000          -0-
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable               (181,789)     354,066
    Decrease (increase) in prepaid expenses and            (62,449)    (102,911)
      other assets
    Decrease (increase) in accounts receivable            (331,912)    (261,032)
    Decrease (increase) in inventories                      77,556      120,259
    Increase (decrease) in accrued taxes and expenses        8,531      (64,894)
                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (199,305)     299,022
                                                         ---------    ---------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment               (66,989)    (184,879)
  Increase in other investments                                -0-          -0-
  Proceeds from sales of marketable securities                 -0-        3,963
  (Increase) decrease in officers life insurance               -0-      (13,629)
                                                         ---------    ---------

NET CASH (USED IN) INVESTING ACTIVITIES                    (66,989)    (194,545)
                                                         ---------    ---------

FINANCING ACTIVITIES
  Net proceeds (payments) on revolving and term debt       266,137     (121,576)
                                                         ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        266,137     (121,576)
                                                         ---------    ---------

INCREASE (DECREASE) IN CASH                                   (157)     (17,099)

CASH AT BEGINNING OF PERIOD                                  1,752       18,010
                                                         ---------    ---------

CASH AT END OF PERIOD                                    $   1,595    $     911
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 2003 and June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

Inventories consist of the following at:

                                              June 30, 2003     March 31, 2003
                                              -------------     --------------

     Raw materials                              $  647,498        $  704,249
     Work-in-process                                36,789            29,248
     Finished goods                                795,496           823,842
                                                ----------        ----------
                                                $1,479,783        $1,557,339
                                                ==========        ==========

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

NOTE 3: EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three months ended June 30, 2003 and June 30, 2002 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average numbers of shares outstanding used in the calculations are as follows:

                                                      Three Months Ended
                                              June 30, 2003     June 30, 2002
                                              -------------     -------------

Weighted Average Shares Outstanding- Basic      18,226,178        17,883,076
Assumed Conversion of Stock Options                    -0-           110,808
                                                ----------        ----------
Weighted Average Shares Outstanding- Diluted    18,226,178        17,993,884
                                                ==========        ==========

NOTE 4: INCOME TAXES

The Company adopted "Statement of Accounting Standards No. 109, Accounting For Income Taxes" (SFAS 109) effective April 1, 1994. The statement requires that deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not.

The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

                                              June 30, 2003     March 31, 2003
                                              -------------     --------------
     Assets:
       Uniform capitalization adjustment        $   24,000        $   23,000
       Net operating loss carryforward             464,000           522,000
       Investment tax credits                      144,000           144,000
       Write down of marketable security           143,000           143,000
       Other                                        65,000            43,000
                                                ----------        ----------
                                                   840,000           875,000
                                                ----------        ----------
     Liabilities:
       Accelerated depreciation                   (940,000)         (925,000)
                                                ----------        ----------
                                                  (940,000)         (925,000)
                                                ----------        ----------
     Net deferred tax asset (liability)         $ (100,000)       $  (50,000)
                                                ==========        ==========

At June 30, 2003, the Company had net operating loss carryforwards of approximately $1,366,000 expiring from 2004 to 2011.

NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                   3 Months Ended June 30,
                                                   -----------------------
                                                   2003              2002
                                                   ----              ----
     Cash payments for interest                 $   79,758        $   84,815

NOTE 6: FINANCIAL ACCOUNTING STANDARDS

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

In December, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the Fair-value-based method of accounting for stock-based employee compensation. In addition, this statements amends the disclosure requirements of SFAS 123. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees".

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

NOTE 7: SUBSEQUENT EVENT

In August, 2003 the Company purchased 100% of the common stock of Vulcan Industries, Inc, a Midwest manufacturer of fabricated metal tubing products serving the automotive, furniture and appliance industries. The aggregate purchase price of $2,025,000, including estimated fees and expenses, was financed with a combination of cash, term and revolving debt from the Company's primary lender and notes payable to the selling shareholders. Concurrent with the acquisition, term loan credit facilities in the maximum amount of $2,150,000 were arranged by Vulcan to finance machinery, equipment and related costs associated with a new production contract scheduled to begin in calendar year 2004.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     RESULTS OF OPERATIONS

     Net sales for the three months ended June 30, 2003 totaled $3,013,267 equivalent to the $3,047,913 recorded during the comparable quarter of the prior year.

     The sales performance in the first quarter continued the seasonal trend of recent years, where certain markets served by the Company, led by residential water source heat pump applications, have strong requirements for products in the spring months in order to meet inventory stocking requirements for the primary building season. This core business, spurred by new housing starts in many regions of the US, continues to grow. Other markets, notably boiler tubing applications, commercial ice machines and swimming pool heat pumps, also exhibited strong sales during the first fiscal quarter. Despite lower interest rates and various incentive programs, continued weakness remains in commercial and industrial applications although there have been intermittent signs of a recovery in these markets during the most recent three months.

     Gross profit margins improved significantly in the current period versus the same period last year (30% vs. 26% of net sales). The current product mix features coaxial coil applications with higher engineering and value added content, thereby generating higher contribution margins and more efficient absorption of manufacturing overhead. In addition, the Company continues to avail itself of more favorable pricing from certain large suppliers, reducing its cost of direct and indirect materials. Direct labor unit costs and manufacturing overhead expenses remained flat as higher labor rates were largely offset by the improvements in efficiency and productivity resulting from the current product mix.

     Selling, general and administrative expenses increased by $106,668 over the same period last year. Additions to staffing in sales application engineering, customer support and quality engineering functions were made during the later stages of the 2003 fiscal year ended March 31, 2003. As the Company plans on further additions to its marketing and engineering staffs, future period operating expenses are also expected to increase.

     Interest expense decreased from $84,815 in the June 2002 quarter to $79,758 in the current period due to decreases in the prime borrowing rate charged by banks coupled by the continued amortization of term debt related to buildings and machinery and equipment.

     Income before income taxes for the three months ended June 30, 2003 was $204,260 or 7% of net sales as compared to $149,815 or 5% of net sales for the prior year period. During the current quarter a provision for deferred federal income taxes of $50,000 was recorded to reflect the utilization of net operating losses. No provision was required during the comparable quarter last year as other timing differences offset the calculated income tax effect of the prior period earnings. Earnings per share were $.01 for both years computed on both a basic and fully diluted basis.

     In August, 2003 the Company purchased 100% of the common stock of a Midwest manufacturer of fabricated metal tubing products serving the automotive, furniture and appliance industries. The aggregate purchase price of $2,025,000, including fees and expenses, was financed with a combination of cash, term and revolving debt from the Company's primary lender and notes payable to the selling shareholders. A portion of the purchase price is being held in escrow pending the liquidation of accounts receivable and inventory as of the date of acquisition and as a reserve against undisclosed liabilities.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003 working capital was $442,477 compared to $358,370 at March 31, 2003. During the quarter, current assets increased by $263,847 and total assets increased by $297,139 over March 31, 2003. Current liabilities increased by only $179,740 during the same period, contributing to the overall improvement in working capital. Accounts receivable increased by $331,912 reflecting higher levels of shipments in the first quarter compared to the last three months of the prior fiscal year. Concurrently, inventories decreased by $77,556 due to more efficient inventory management coupled with refinements to stocking programs in place with major metal tubing suppliers. Accounts payable decreased by $181,789 in the same period as the Company utilized advances against the revolving line of credit to reduce trade debt.

     Investing activities relating to purchases of fixed assets were significantly reduced in the current period as the Company completed several large projects during the 2003 fiscal year. New capital project expenditures are projected to remain below prior year levels and are expected to focus primarily on enhancements to existing machinery and equipment.

     Net cash provided by financing activities in the quarter ended June 30, 2003 was $266,137 as compared to net cash used of $121,576 for the comparable period of the prior year. During the prior year period, net borrowings against the revolving line of credit, combined with amortization of term debt, reduced the overall level of debt carried by the Company.

     Cost increases continue to play a more significant role in the Company's day-to-day operations as competitive pricing pressures created in part by weakened demand for products in certain markets restrict the Company's ability to fully recover added expenses. Improvements in manufacturing processes and procedures enable the Company to offset a portion of the effects of increased costs and continuing internal refinements are expected to generate ongoing cost reductions. Future increases in interest rates charged by financial institutions will impact both the Company's cost of borrowing to fund future growth as well as the ability of its customers to sell products in markets sensitive to interest rate fluctuations.

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

     In December, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the Fair-value-based method of accounting for stock-based employee compensation. In addition, this statements amends the disclosure requirements of SFAS 123. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees".

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

Item 3 CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures -

     Management believes that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the reported period provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act.

(b) Changes in internal controls -

     There were no significant changes made and no corrective actions taken in the Company's internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting that occurred during the quarter ended for this report. No significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions were uncovered.

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

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          Rule 13a-14(a) / 15d-14(a) Certifications:
               o   Exhibit 31(a)   Certification of Chief Executive Officer.
               o   Exhibit 31(b)   Certification of Chief Financial Officer.

          Section 1350 Certifications:
               o   Exhibit 32(a)   Certification of Chief Executive Officer.
               o   Exhibit 32(b)   Certification of Chief Financial Officer.

     (b) A report on Form 8-K was filed on August 12, 2003 describing the Company's acquisition of Vulcan Industries, Inc.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                 SIGNATURE PAGE

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   THERMODYNETICS, INC.


Date: August 14, 2003              By:  /s/ Robert A. Lerman
                                        -------------------------------------
                                        Robert A. Lerman
                                        President and Chief Executive Officer


Date: August 14, 2003              By:  /s/ Robert I. Lieberman
                                        -------------------------------------
                                        Robert I. Lieberman
                                        Treasurer and Chief Financial Officer