Form 10QSB
period 2003-09-30
THERMODYNETICS INC
filed 2003-11-14
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2003                               Commission File Number: 0-10707

                              THERMODYNETICS, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      06-1042505
(State or other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation)

651 Day Hill Road, Windsor, CT                 06095             860-683-2005
(Address of Principal Executive Offices)     (Zip Code)       (Telephone Number)


             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding at September 30, 2003
 Common stock $.01 Par Value                                   18,271,178 Shares

Transitional Small Business Disclosure Format     Yes |_|   No |x|

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheets
                    September 30, 2003 and March 31, 2003................  3

                 Consolidated Statements of Income
                    Three Months Ended September 30,
                    2003 and 2002........................................  4

                 Consolidated Statements of Income
                    Six Months Ended September 30,
                    2003 and 2002........................................  5

                 Consolidated Statements of Cash Flows
                    Six Months Ended September 30,
                    2003 and 2002........................................  6

                 Notes to Consolidated Financial Statements..............  7-10

       Item 2.   Management's Discussion and Analysis or
                         Plan of Operation ..............................  11-13

       Item 3.   Controls and Procedures ................................  14

PART II OTHER INFORMATION

       Item 1.   Legal Proceedings.......................................  15

       Item 2.   Changes in Securities...................................  15

       Item 3.   Defaults Upon Senior Securities.........................  15

       Item 4.   Submission of Matters to a Vote of Security Holders.....  15

       Item 5.   Other Information.......................................  15

       Item 6.   Exhibits and Reports on Form 8-K........................  15

SIGNATURE PAGE ..........................................................  16

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                     September 30,       March 31,
                                                                         2003              2003
                                                                         ----              ----
                                                                      (Unaudited)         (Audited)
CURRENT ASSETS
--------------
  Cash                                                               $      1,952      $      1,752
  Accounts Receivable, Net                                              1,925,007         1,048,856
  Inventories                                                           1,847,409         1,557,339
  Prepaid Expenses and Other Current Assets                               400,918           226,184
                                                                     ------------      ------------
    Total Current Assets                                                4,175,286         2,834,131
                                                                     ------------      ------------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
  Property, Plant and Equipment - At Cost                              16,615,641        12,516,143
  Less: Accumulated Depreciation                                        7,660,020         5,965,336
                                                                     ------------      ------------
   Property, Plant, and Equipment - Net                                 8,955,621         6,550,807
                                                                     ------------      ------------

OTHER ASSETS
------------
  Intangible Assets - Net of Amortization                               1,299,976            93,741
  Officers' Life Insurance Receivable                                     168,965           860,478
  Investment in Foreign Company                                            94,856            94,856
  Deposits and Other                                                      198,835            28,690
  Goodwill                                                                537,000               -0-
                                                                     ------------      ------------
    Total Other Assets                                                  2,299,632         1,077,765
                                                                     ------------      ------------

TOTAL ASSETS                                                         $ 15,430,539      $ 10,462,703
                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
  Accounts Payable                                                   $  1,846,426      $  1,161,709
  Accrued Taxes and Expenses                                              312,030           173,379
  Current Portion of Long-Term Debt                                       532,061           399,615
  Notes Payable - Bank                                                  1,492,992           741,058
  Notes Payable- Other                                                    550,000               -0-
  Other Current Liabilities                                               100,000               -0-
                                                                     ------------      ------------
    Total Current Liabilities                                           4,833,509         2,475,761
                                                                     ------------      ------------

DEFERRED INCOME TAXES                                                     200,000            50,000
LONG-TERM DEBT                                                          5,648,685         3,404,802

STOCKHOLDERS' EQUITY
--------------------
  Common Stock, Par Value $.01/Share, Authorized 25,000,000
  shares, issued 18,271,178 at 9/30/03 and 18,226,178 at 3/31/03          182,711           182,262
  Additional Paid-in Capital                                            5,506,601         5,503,225
  Less:  Stock Subscriptions Receivable                                   140,645           140,645
  Retained Earnings (Deficit)                                            (800,322)       (1,012,702)
                                                                     ------------      ------------
    Total Stockholders' Equity                                          4,748,345         4,532,140
                                                                     ------------      ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                               $ 15,430,539      $ 10,462,703
                                                                     ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                      2003             2002
                                                      ----             ----
Net Sales                                        $  4,171,870      $  2,709,404

Cost of Goods Sold                                  3,119,348         1,906,798
                                                 ------------      ------------

Gross Profit                                        1,052,522           802,606

Selling, General & Administrative Expenses            748,485           541,457
                                                 ------------      ------------

Income From Operations                                304,037           261,149

Other Income (Expense)
     Interest Expense, Net                           (112,243)         (103,366)
     Other - Net                                     (103,675)          (21,805)
                                                 ------------      ------------
     Total Other Income (Expense)                    (215,918)         (125,171)

Income Before Income Taxes                             88,119           135,978

Provision for Income Taxes                             30,000               -0-
                                                 ------------      ------------

Net Income                                       $     58,119      $    135,978
                                                 ============      ============

Earnings per Share-Basic                         $       .003      $        .01
                                                 ============      ============

Earnings per Share-Diluted                       $       .003      $        .01
                                                 ============      ============

Weighted Average Shares Outstanding- Basic         18,250,690        18,083,076
                                                 ============      ============
Weighted Average Shares Outstanding- Diluted       18,250,690        18,232,768
                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                      2003             2002
                                                      ----             ----
Net Sales                                        $  7,185,137      $  5,757,317

Cost of Goods Sold                                  5,218,645         4,178,560
                                                 ------------      ------------

Gross Profit                                        1,966,492         1,578,757

Selling, General & Administrative Expenses          1,376,637         1,062,941
                                                 ------------      ------------

Income From Operations                                589,855           515,816

Other Income (Expense)
     Interest Expense, Net                           (192,002)         (188,181)
     Other - Net                                     (105,475)          (41,842)
                                                 ------------      ------------
     Total Other Income (Expense)                    (297,477)         (230,023)

Income Before Income Taxes                            292,378           285,793

Provision for Income Taxes                             80,000               -0-
                                                 ------------      ------------

Net Income                                            212,378           285,793

Earnings per Share-Basic                         $        .01      $        .02
                                                 ============      ============

Earnings per Share-Diluted                       $        .01      $        .02
                                                 ============      ============

Weighted Average Shares Outstanding- Basic         18,227,408        17,983,076
                                                 ============      ============
Weighted Average Shares Outstanding- Diluted       18,227,408        18,114,744
                                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                2003           2002
                                                                ----           ----
OPERATING ACTIVITIES:
---------------------
Net income                                                   $ 212,378      $ 285,793
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
Realized loss on impairment of securities                          -0-         18,237
Reduction of officers' life insurance receivable               102,875            -0-
Depreciation and amortization                                  234,893        170,964
Deferred tax provision                                          80,000            -0-
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                   (268,692)        68,654
    Decrease (increase) in prepaid expenses and
        other assets                                            31,469        (84,512)
    Decrease (increase) in accounts receivable                   1,464         60,475
    Decrease (increase) in inventories                          33,125         99,383
    Increase (decrease) in accrued taxes and expenses           35,691       (101,707)
                                                             ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      463,205        517,287
                                                             ---------      ---------
INVESTING ACTIVITIES:
---------------------
 Purchases of property, plant and equipment                   (304,718)      (339,078)
Acquisition of Vulcan Industries, Inc.                        (764,051)           -0-
Issuance of stock bonuses to employees                           3,825            -0-
Proceeds from officers' life insurance policies                637,485            -0-
Proceeds from sales of marketable securities                       -0-          3,963
Other (increase) decrease in officers life insurance           (17,227)       (34,454)
Proceeds from exercise of stock options                            -0-         30,000
                                                             ---------      ---------
NET CASH (USED IN) INVESTING ACTIVITIES                       (444,686)      (339,569)
                                                             ---------      ---------
FINANCING ACTIVITIES:
---------------------
Net proceeds (payments) on revolving and term debt             (18,519)      (193,503)
                                                             ---------      ---------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (18,519)      (193,503)
                                                             ---------      ---------

INCREASE (DECREASE) IN CASH                                        -0-        (15,785)
CASH AT BEGINNING OF PERIOD                                      1,952         18,010
                                                             ---------      ---------

CASH AT END OF PERIOD                                        $   1,952      $   2,225
                                                             =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the three and six months ended September 30, 2003 and September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

Inventories consist of the following at:

                                   September 30, 2003    March 31, 2003
                                   ------------------    --------------
      Raw materials                    $  909,246          $  704,249
      Work-in-process                      37,650              29,248
      Finished goods                      900,513             823,842
                                       ----------          ----------
                                       $1,847,409          $1,557,339
                                       ==========          ==========

      Inventories are valued at the lower of cost or market; cost determined on a first-in, first-out basis.

NOTE 3: EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three months ended September 30, 2003 and September 30, 2002 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average numbers of shares outstanding used in the calculations are as follows:

                                        Three Months Ended Sept. 30    Six Months Ended Sept 30
                                           2003           2002           2003           2002
                                           ----           ----           ----           ----
Weighted Average Shares - (Basic)       18,250,690     18,083,076     18,227,408     17,983,076
Assumed Conversion of Stock Options            -0-        149,692            -0-        131,668
                                        ----------     ----------     ----------     ----------
Weighted Average Shares- (Diluted)      18,250,690     18,232,768     18,227,408     18,114,744
                                        ==========     ==========     ==========     ==========

NOTE 4: INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS 109) effective April 1, 1994. The statement requires that deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not.

The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

                                            September 30, 2003     March 31, 2003
                                            ------------------     --------------
 Assets:
  Uniform capitalization adjustment            $    23,000           $  23,000
  Net operating loss carryforward                  524,000             522,000
  Investment tax credits                           144,000             144,000
  Write down of marketable security                144,000             143,000
  Other                                             69,000              43,000
                                               -----------           ---------
                                                   904,000             875,000
                                               -----------           ---------

Liabilities:
  Accelerated depreciation                      (1,104,000)           (925,000)
                                               -----------           ---------
                                                (1,104,000)           (925,000)
                                               -----------           ---------
Net deferred tax asset (liability)             $  (200,000)          $ (50,000)
                                               ===========           =========

At September 30, 2003, the Company had net operating loss carryforwards of approximately $1,578,000 expiring from 2004 to 2023.

NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                          Six Months Ended September 30,
                                          ------------------------------
                                               2003           2002
                                               -----          ----
      Cash payments for interest             $192,002       $188,181

The Company purchased all of the capital stock of Vulcan Industries, Inc for $2,014,051. In conjunction with the acquisition, liabilities were assumed as follows:

                 Fair value of assets acquired       $ 4,578,330
                 Cash paid for the capital stock        (764,051)
                 Debt issued for capital stock        (1,250,000)
                                                     -----------
                 Liabilities assumed                 $ 2,564,279
                                                     ===========

During the six months ended September 30, 2003, debt of $801,000 was incurred in the purchase of machinery and equipment.

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

Management believes that adoption of this statement will not significantly impact the Company's financial statements.

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

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE's created after January 31, 2002. The Company believes that the adoption of this interpretation will not have any effect on its financial statements.

NOTE 7: ACQUISITION OF VULCAN INDUSTRIES, INC.

In August, 2003 the Company purchased 100% of the common stock of Vulcan Industries, Inc, a Michigan manufacturer of fabricated metal tubing products serving the automotive, furniture and appliance industries. The aggregate purchase price of $2,014,000, including fees and expenses, was financed with a combination of cash, term and revolving debt from the Company's primary lender and notes payable to the selling shareholders. A portion of the cash used for the acquisition was obtained through the surrender of officers' life insurance policies. The difference between the cash proceeds and the Company's long term receivable relating to these policies, $103,000, was charged to earnings during the current period. The acquisition of Vulcan provides the Company with enhanced competencies in its core technologies and is expected to assist in developing additional markets for the combined entity. Concurrent with the acquisition, term loan credit facilities in the maximum amount of $2,150,000 were arranged by Vulcan to finance machinery, equipment and related costs associated with a new production supply agreement scheduled to begin in calendar year 2004.

The acquisition was accounted for as a purchase, and Vulcan is included in the Company's consolidated financial statements since August 1, 2003. The acquisition cost consisted of the following (rounded in thousands):

                   Cash paid for stock               $  500,000
                   Debt issued for stock              1,250,000
                   Transaction fees and expenses        264,000
                                                     ----------
                   Total acquisition cost            $2,014,000

The acquisition cost was allocated to the net tangible and intangible assets acquired, with the balance classified as goodwill, based on the estimated fair values at the date of the purchase, as follows (rounded in thousands):

            Accounts receivable                               $   878,000
            Inventory                                             323,000
            Other current and long-term assets                    106,000
            Property and equipment                              1,534,000
            Amortizable intangible assets                         500,000
            Intangible assets not subject to amortization         700,000
            Goodwill (all deductible for tax purposes)            537,000
            Liabilities                                        (2,564,000)
                                                              -----------
                        Total                                 $ 2,014,000

Amortizable intangible assets consist of proprietary technical knowledge and customer relationships, to be amortized over periods ranging from 25 to 30 years. Intangible assets not subject to amortization represent unpatented core technology and general manufacturing processes and procedures.

Unaudited pro forma combined results of operations of the Company and Vulcan for the current interim period and the corresponding interim period of the preceding year, assuming the acquisition occurred at the beginning of the periods, are as follows:

                                   Six Months Ended           Six Months Ended
                                  September 30, 2003         September 30, 2002
                                  ------------------         ------------------
Net revenues                           9,225,000                 9,263,000
Net income                               168,000                   216,000
Net income per share - diluted               .01                       .01

                      THERMODYNETICS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      RESULTS OF OPERATIONS

      Net sales for the three months ended September 30, 2003 totaled $4.2 million compared to $2.7 million for the comparable quarter of the prior year. For the six month periods, net sales in the current year were $7.2 million vs. $5.8 million for the prior fiscal year. In August, 2003 the Company purchased Vulcan Industries, Inc, a Michigan manufacturer of fabricated metal tubing products serving the automotive, furniture and appliance industries. Consolidated net sales of the Company for the months of August and September 2003 include $903,000 reflecting Vulcan's operations. Excluding these sales, revenues for the Company's other subsidiaries increased by $560,000 and $525,000, respectively, for the current three and six month periods compared to the prior year.

      Orders for air conditioning and cooling products are seasonal, normally placed to meet inventory stocking requirements for the primary building season. Residential construction in many regions of the US continues to demonstrate solid growth and other product lines, in particular boiler tubing applications and swimming pool heat pumps, also exhibited strong sales during the first six months of the current year. Automotive applications added to the increased sales exhibited in the September quarter. Despite lower interest rates, shipments of products for non-automotive commercial and industrial applications remain sluggish, consistent with levels of the prior year.

      As Vulcan is a company that has historically generated $5-6 million in revenues, its addition to the consolidated financial statements are expected to produce an annual rate of revenue for Thermodynetics in the $17 million range. However, for the year ending March 31, 2004, the expected net revenues contributed by Vulcan are anticipated to be $4 million, reflecting the partial year of acquisition. In addition, because of a new supply agreement, Vulcan's revenue base is expected to increase to the $11 million level for the Company's fiscal year ending March 31, 2005, thereby creating consolidated revenues for Thermodynetics expected to approximate $22 million, assuming no increases or decreases in other markets.

      Gross profit margins declined in the current period versus the same period last year (25% vs. 30% of net sales) and remained even at 27% of net sales for the comparable year to date periods. The acquisition of Vulcan introduced the Company into new markets for its tubing products, principally automotive and related applications. These products tend to feature large volume requirements that have higher direct cost percentages than the Company's historical product mix. The Company's coaxial coil applications have higher engineering and value added content, thereby generating higher contribution margins. The commodity pricing of metals, principally copper and nickel, continued to be lower than the previous year, thereby reducing the cost of direct and indirect materials. This trend has recently begun to reverse itself as the Company has seen significant increases in tubing costs during the most recent quarter. Current indications are for a continued escalation in material costs over the next three to six month period. Direct labor unit costs and manufacturing overhead expenses remained flat as slightly higher labor rates and employee related expenses were largely offset by improvements in manufacturing efficiency and productivity.

      Selling, general and administrative expenses increased by approximately $207,000 and $314,000 over the comparable three and six month periods of the prior year. In addition to the inclusion of non-manufacturing overhead expenses generated by Vulcan since its acquisition, the Company made several additions to staffing in sales application engineering, customer support and quality engineering functions during early fiscal 2004 and the later stages of the fiscal year ended March 31, 2003. As the Company plans on further additions to its marketing and engineering staffs, future period operating expenses are also expected to increase.

      Interest expense increased during both the current and year to date periods as a result of debt obligations incurred in conjunction with the acquisition of Vulcan and the inclusion of Vulcan's existing debt as of the date of purchase. In addition, in conjunction with a large multi-year supply agreement scheduled to commence in early fiscal 2005, Vulcan is in the process of purchasing machinery and equipment totaling in excess of $2 million. This equipment is financed with a term loan from a commercial lender and an economic development loan from the local municipality.

      The aggregate purchase price of the Vulcan acquisition approximated $2,014,000, including fees and expenses, and was financed with a combination of cash, term and revolving debt from the Company's primary lender and notes payable to the selling shareholders. A portion of the cash used for the acquisition was obtained through the surrender of two officer life insurance policies. The difference between the cash proceeds and the Company's long term receivable relating to these policies, $102,875, was charged to earnings during the current period. Part of the purchase price is being held in escrow as a reserve against undisclosed liabilities.

      Income before income taxes for the three months ended September 30, 2003 (including the reduction of the long term receivable relating to the Vulcan acquisition) was $88,119 as compared to $135,978 for the prior year, approximately 2% and 5% of net sales for each period, respectively. For the year to date periods, net income before taxes was $292,378 (4% of net sales) vs. $285,793 (5% of net sales). During the current year, provisions for deferred federal income taxes of $30,000 for the current quarter and $80,000 for the six month period were recorded to reflect the utilization of net operating losses. No provisions were required during the comparable periods last year as other timing differences offset the calculated income tax effect of the prior period earnings.

      LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2003 working capital was a negative $658,000 compared to a positive $358,000 at March 31, 2003. The negative working capital position is primarily a result of short term debt issued by the Company in conjunction with the acquisition of Vulcan. In addition, at the time of the purchase, Vulcan had a negative working capital position. On a consolidated basis, current assets increased by $1.3 million and total assets increased by $5.0 million over March 31, 2003. Consolidated current liabilities increased by $2.3 million for the same period, reflecting the cost of financing the purchase of Vulcan.

      Excluding the net assets acquired upon the purchase of Vulcan, accounts receivable increased by only $1,000 despite the significant increase in shipments during the year. The cycle time for cash collections from customers has improved as the Company has focused on improving accounts receivable turnover. Concurrently, inventories decreased by $33,000 due to more efficient inventory management coupled with refinements to stocking programs in place with major metal tubing suppliers. Accounts payable decreased by over $268,000 in the same period as cash flow generated from operations was used to reduce trade debt.

      Investing activities relating to purchases of fixed assets were slightly reduced in the current period as the Company completed several large projects during the 2003 fiscal year. New capital project expenditures are projected to remain below prior year levels and are expected to focus primarily on enhancements to existing machinery and equipment. During the current period , the Company surrendered certain officer life insurance policies, generating $637,000 in cash proceeds. These funds, plus internally generated cash, aggregating a total of $764,000 were used for the cash portion of the purchase of Vulcan. The balance of the acquisition costs was financed with revolving and term debt from the Company's primary lender. This added debt load is expected to be repaid during the next 5 years through cash flow generated by the combined operations.

      Net cash used in financing activities in the quarter ended September 30, 2003 was $18,519 as compared to $193,503 for the comparable period of the prior year. Excluding the financing of the Vulcan acquisition, net borrowings against the revolving line of credit, combined with amortization of term debt, reduced the overall level of debt carried by the Company in both the current and prior year periods.

      Cost increases continue to play a more significant role in the Company's day-to-day operations as competitive pricing pressures created in part by weakened demand for products in certain markets restrict the Company's ability to fully recover added expenses. Improvements in manufacturing processes and procedures enable the Company to offset a portion of the effects of increased costs of raw materials and continuing internal refinements are expected to generate ongoing cost reductions. Future increases in interest rates charged by financial institutions will impact both the Company's cost of borrowing to fund future growth as well as the ability of its customers to sell products in markets sensitive to interest rate fluctuations.

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

      Following the August 2003 acquisition of Vulcan Industries, the Company began a review of Vulcan's accounting systems and procedures. The process was not yet complete as of the filing date of this report. Based on its findings to date, management believes that the internal controls over financial reporting at Vulcan are acceptable and it has instituted several projects, including the implementation of an integrated information technology system to further strengthen these controls. The installation is planned to be completed by March 31, 2004.

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

                                      THERMODYNETICS, INC.


Date: November 14, 2003               By:    /s/ Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President and Chief Executive Officer


Date: November 14, 2003               By:    /s/ Robert I. Lieberman
                                           -------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer