Form 10QSB
period 2003-12-31
THERMODYNETICS INC
filed 2004-02-11
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarterly period ended                  Commission File Number: 0-10707
December 31, 2003                                                       --------


                              THERMODYNETICS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                       06-1042505
 --------------------------------               --------------------------------
(State or other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation)

651 Day Hill Road, Windsor, CT        06095                        860-683-2005
-------------------------------------------------------------------------------
(Address of Principal              (Zip Code)                 (Telephone Number)
Executive Offices)


-------------------------------------------------------------------------------
              (Former name,former address and former fiscal year,
                         if changed since last report.)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


               Class                            Outstanding at December 31, 2003
 --------------------------------               --------------------------------
   Common stock $.01 Par Value                          18,271,178 Shares





Transitional Small Business Disclosure Format     Yes (  )   No ( x )

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                     Page Number
                                                                     -----------


  PART I        FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Consolidated Balance Sheets
                  December 31, 2003 and March 31, 2003...................  3

                Consolidated Statements of Income
                  Three Months Ended December 31,
                  2003 and 2002..........................................  4

                Consolidated Statements of Income
                  Nine Months Ended December 31,
                  2003 and 2002..........................................  5

                Consolidated Statements of Cash Flows
                  Nine Months Ended December 31,
                  2003 and 2002..........................................  6

                  Notes to Consolidated Financial Statements.............  7-10

    Item 2.     Management's Discussion and Analysis or
                  Plan of Operation .....................................  11-13

    Item 3.     Controls and Procedures .................................  14


  PART II       OTHER INFORMATION

    Item 1.     Legal Proceedings........................................  15

    Item 2.     Changes in Securities....................................  15

    Item 3.     Defaults Upon Senior Securities..........................  15

    Item 4.     Submission of Matters to a Vote of Security Holders......  15

    Item 5.     Other Information........................................  15

    Item 6.     Exhibits and Reports on Form 8-K.........................  15

  SIGNATURE PAGE ........................................................  16

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
         --------------------
                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                         ASSETS
                         ------
                                                                      December 31,            March 31,
                                                                          2003                  2003
                                                                      ------------         ------------
                                                                       (Unaudited)           (Audited)
CURRENT ASSETS
--------------
  Cash ...............................................................$      1,952         $      1,752
  Accounts Receivable, Net ...........................................   2,133,710            1,048,856
  Inventories ........................................................   2,094,220            1,557,339
  Prepaid Expenses and Other Current Assets ..........................     323,818              226,184
                                                                      ------------         ------------
    Total Current Assets .............................................   4,553,700            2,834,131
                                                                      ------------         ------------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
  Property, Plant and Equipment - At Cost ............................  17,242,272           12,516,143
  Less: Accumulated Depreciation .....................................   7,826,981            5,965,336
                                                                      ------------         ------------
   Property, Plant, and Equipment - Net ..............................   9,415,291            6,550,807
                                                                      ------------         ------------

OTHER ASSETS
------------
  Intangible Assets - Net of Amortization ............................   1,293,476               93,741
  Officers' Life Insurance Receivable ................................     168,298              860,478
  Investment in Foreign Company ......................................      94,856               94,856
  Deposits and Other Assets ..........................................     312,329               28,690
  Goodwill ...........................................................     537,000                  -0-
                                                                      ------------         ------------
    Total Other Assets ...............................................   2,405,959            1,077,765
                                                                      ------------         ------------

TOTAL ASSETS .........................................................$ 16,374,950         $ 10,462,703
                                                                      ============         ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts Payable ...................................................$  1,771,050         $  1,161,709
  Accrued Taxes and Expenses .........................................     321,725              173,379
  Current Portion of Long-Term Debt ..................................     530,887              399,615
  Notes Payable - Bank ...............................................   1,874,938              741,058
  Notes Payable- Other ...............................................     550,000                  -0-
  Other Current Liabilities ..........................................     100,000                  -0-
                                                                      ------------         ------------
    Total Current Liabilities ........................................   5,148,600            2,475,761
                                                                      ------------         ------------

DEFERRED INCOME TAXES ................................................     220,000               50,000
LONG-TERM DEBT .......................................................   6,121,205            3,404,802

STOCKHOLDERS' EQUITY
--------------------
  Common Stock, Par Value $.01/Share, Authorized 25,000,000
  shares, issued 18,271,178 at 12/31/03 and 18,226,178 at 3/31/03 ....     182,711              182,262
  Additional Paid-in Capital .........................................   5,506,601            5,503,225
  Less:  Stock Subscriptions Receivable ..............................     140,645              140,645
  Retained Earnings (Deficit) ........................................    (663,522)          (1,012,702)
                                                                      ------------         ------------
    Total Stockholders' Equity .......................................   4,885,145            4,532,140
                                                                      ------------         ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................$ 16,374,950         $ 10,462,703
                                                                      ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                          2003                 2002
                                                                      ------------         ------------

    Net Sales .....................................................   $  4,600,963         $  2,550,470

    Cost of Goods Sold ............................................      3,452,368            1,816,369
                                                                      ------------         ------------

    Gross Profit ..................................................      1,148,595              734,101

    Selling, General & Administrative Expenses ....................        881,984              573,814
                                                                      ------------         ------------

    Income From Operations ........................................        266,611              160,287

    Other Income (Expense)
         Interest Expense, Net ....................................       (108,010)             (92,789)
         Other - Net ..............................................         (1,800)              (1,800)
                                                                      ------------         ------------
         Total Other Income (Expense) .............................       (109,810)             (94,589)
                                                                      ------------         ------------

    Income Before Income Taxes ....................................        156,801               65,698

    Provision for Income Taxes ....................................         20,000               10,000
                                                                      ------------         ------------

    Net Income ....................................................   $    136,801         $     55,698
                                                                      ============         ============
    Earnings per Share-Basic ......................................   $        .01         $        NIL
                                                                      ============         ============

    Earnings per Share-Diluted ....................................   $        .01         $        NIL
                                                                      ============         ============

    Weighted Average Shares Outstanding- Basic ....................     18,271,178           18,083,076
                                                                      ============         ============
    Weighted Average Shares Outstanding- Diluted ..................     18,271,178           18,083,076
                                                                      ============         ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)



                                                                      2003                    2002
                                                                   ------------            ------------

    Net Sales .....................................................$ 11,786,101            $  8,307,786

    Cost of Goods Sold ............................................   8,671,014               5,994,928
                                                                   ------------            ------------

    Gross Profit ..................................................   3,115,087               2,312,858

    Selling, General & Administrative Expenses ....................   2,258,621               1,636,755
                                                                   ------------            ------------

    Income From Operations ........................................     856,466                 676,103

    Other Income (Expense)
         Interest Expense, Net ....................................    (300,012)               (280,971)
         Other - Net ..............................................    (107,275)                (43,642)
                                                                   ------------            ------------
         Total Other Income (Expense) .............................    (407,287)               (324,613)
                                                                   ------------            ------------

    Income Before Income Taxes ....................................     449,179                 351,490

    Provision for Income Taxes ....................................     100,000                  10,000
                                                                   ------------            ------------

    Net Income ....................................................$    349,179            $    341,490
                                                                   ------------            ------------

    Earnings per Share-Basic ......................................$        .02            $        .02
                                                                   ============            ============

    Earnings per Share-Diluted ....................................$        .02                     .02
                                                                   ============            ============

    Weighted Average Shares Outstanding- Basic ....................  18,242,051              18,016,653
                                                                   ============            ============
    Weighted Average Shares Outstanding- Diluted ..................  18,242,051              18,016,653
                                                                   ============            ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                         2003                  2002
                                                                      -----------          -----------

OPERATING ACTIVITIES:
---------------------
Net income ........................................................   $   349,179          $   341,490
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
Realized loss on impairment of securities .........................           -0-               18,237
Reduction of officers' life insurance receivable ..................       102,875                  -0-
Depreciation and amortization .....................................       408,354              256,447
Deferred tax provision ............................................       100,000               10,000
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable .......................      (344,068)            (157,048)
    Decrease (increase) in prepaid expenses and....................        (4,926)               8,353
        other assets
    Decrease (increase) in accounts receivable ....................      (207,239)             165,126
    Decrease (increase) in inventories ............................      (213,686)              23,231
    Increase (decrease) in accrued taxes and expenses .............        45,386              (81,642)
                                                                      -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........................       235,875              584,194
                                                                      -----------          -----------
INVESTING ACTIVITIES:
---------------------
Purchases of property, plant and equipment ........................      (931,349)            (432,832)
Acquisition of Vulcan Industries, Inc. ............................      (764,051)                 -0-
Issuance of stock bonuses to employees ............................         3,825                  -0-
Proceeds from officers' life insurance policies ...................       637,485                  -0-
Proceeds from sales of marketable securities ......................           -0-                3,963
Other (increase) decrease in officers life insurance ..............       (16,559)             (51,682)
Proceeds from exercise of stock options ...........................           -0-               30,000
                                                                      -----------          -----------
NET CASH (USED IN) INVESTING ACTIVITIES ...........................    (1,070,649)            (450,551)
                                                                      -----------          -----------
FINANCING ACTIVITIES:
---------------------
Net proceeds (payments) on revolving and term debt ................       834,774             (149,704)
                                                                      -----------          -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                          834,774             (149,704)
                                                                      -----------          -----------

INCREASE (DECREASE) IN CASH .......................................           -0-              (16,061)
CASH AT BEGINNING OF PERIOD .......................................         1,952               18,010
                                                                      -----------          -----------

CASH AT END OF PERIOD .............................................   $     1,952          $     1,949
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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
        ---------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The results of operations for the three and nine months ended December 31, 2003 and December 31, 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2: INVENTORIES
        -----------

Inventories consist of the following at:

                              December 31, 2003      March 31, 2003
                              -----------------      --------------
      Raw materials             $ 1,183,614           $   704,249
      Work-in-process                46,135                29,248
      Finished goods                864,471               823,842
                                -----------           -----------
                                $ 2,094,220           $ 1,557,339
                                ===========           ===========

Inventories are valued at the lower of cost or market; cost determined on a first-in, first-out basis.


NOTE 3: EARNINGS PER SHARE
        ------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three and nine months ended December 31, 2003 and December 31, 2002 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average numbers of shares outstanding used in the calculations are as follows:

                                      Three Months Ended Dec 30   Nine Months Ended Dec 30
                                         2003           2002         2003          2002
                                         ----           ----         ----          ----
Weighted Average Shares - (Basic)     18,271,178     18,083,076   18,242,051    18,016,653
Assumed Conversion of Stock Options      -0-            -0-          -0-        -0-
                                      ----------     ----------   ----------    ----------
Weighted Average Shares- (Diluted)    18,271,178     18,083,076   18,242,051    18,016,653
                                      ==========     ==========   ==========    ==========

NOTE 4: INCOME TAXES
        ------------

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

The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:


                                             December 31, 2003       March 31, 2003
                                             -----------------       --------------
Assets:
  Uniform capitalization adjustment .....    $    23,000               $    23,000
  Net operating loss carryforward .......        483,000                   522,000
  Investment tax credits ................        144,000                   144,000
  Write down of marketable security .....        144,000                   144,000
  Other .................................         59,000                    42,000
                                             -----------               -----------
                                                 853,000                   875,000
                                             -----------               -----------
 Liabilities:
  Accelerated depreciation ..............     (1,073,000)                 (925,000)
                                             -----------               -----------
                                              (1,073,000)                 (925,000)
                                             -----------               -----------
 Net deferred tax asset (liability) .....    $  (220,000)              $   (50,000)
                                             ===========               ===========

At December 31, 2003, the Company had net operating loss carryforwards of approximately $1,458,000 expiring from 2004 to 2023.


NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES
        -------------------------------------------------------

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                         Nine Months Ended  December 31,
                                         -------------------------------
                                               2003            2002
                                               ----            ----
 Cash payments for interest                $ 300,012        $ 280,971
 Issuance of common stock to401(k) plan    $   -0-          $   6,000

The Company purchased all of the capital stock of Vulcan Industries, Inc for $2,014,000. In conjunction with the acquisition, liabilities were assumed as follows:

               Fair value of assets acquired         $4,578,000
               Cash paid for the capital stock         (764,000)
               Debt issued for capital stock         (1,250,000)
                                                     ----------
               Liabilities assumed                   $2,564,000
                                                     ==========

During the nine months ended December 31, 2003, debt of $1,495,516 was incurred in the purchase of machinery and equipment.

NOTE 6: FINANCIAL ACCOUNTING STANDARDS
        ------------------------------

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

NOTE 7: ACQUISITION OF VULCAN INDUSTRIES, INC.
        --------------------------------------

In August, 2003 the Company purchased 100% of the common stock of Vulcan Industries, Inc, a Michigan manufacturer of fabricated metal tubing products serving the automotive, furniture and appliance industries. The acquisition of Vulcan provides the Company with enhanced competencies in its core technologies and is expected to assist in developing additional markets for the combined entity. The aggregate purchase price of $2,014,000, including fees and expenses, was financed with a combination of cash, term and revolving debt from the Company's primary lender and notes payable to the selling shareholders. A portion of the cash used for the acquisition was obtained through the surrender of officers' life insurance policies. The difference between the cash proceeds and the Company's long term receivable relating to these policies, $103,000, was charged to earnings during the current period. Concurrent with the acquisition, term loan credit facilities in the maximum amount of $2,150,000 were arranged to finance machinery, equipment and related costs associated with a new production supply agreement scheduled to begin in calendar year 2004. Of that amount, approximately $255,000 remained unfunded as of December 31, 2003.

The acquisition was accounted for as a purchase, and Vulcan has been included in the Company's consolidated financial statements since August 1, 2003. The acquisition cost consisted of the following (rounded in thousands):

                        Cash paid for stock            $  500,000
                        Debt issued for stock           1,250,000
                        Transaction fees and expenses     264,000
                                                       ----------
                        Total acquisition cost         $2,014,000
                                                       ==========

The acquisition cost was allocated to the net tangible and intangible assets acquired, with the balance classified as goodwill, based on the estimated fair values at the date of the purchase, as follows (rounded in thousands):

            Accounts receivable                               $  878,000
            Inventory                                            323,000
            Other current and long-term assets                   106,000
            Property and equipment                             1,534,000
            Amortizable intangible assets                        500,000
            Intangible assets not subject to amortization        700,000
            Goodwill (all deductible for tax purposes)           537,000
            Liabilities                                       (2,564,000)
                                                              ----------
                        Total                                 $2,014,000
                                                              ==========

Amortizable intangible assets consist of proprietary technical knowledge and customer relationships, to be amortized over periods ranging from 25 to 30 years. Intangible assets not subject to amortization represent unpatented core technology and general manufacturing processes and procedures.

Unauditedpro forma combined results of operations of the Company and Vulcan for the current interim period and the corresponding interim period of the preceding year, assuming the acquisition occurred at the beginning of the periods, are as follows:

                                    Nine Months Ended          Nine Months Ended
                                    December 31, 2003          December 31, 2002
                                    -----------------          -----------------
Net revenues                            13,825,000                 13,446,000
Net income                                 324,000                    224,000
Net income per share - diluted              .02                         .01

                      THERMODYNETICS, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          RESULTS OF OPERATIONS
          ---------------------

         Net sales for the three months ended December 31, 2003 totaled $4.6 million compared to $2.6 million for the comparable quarter of the prior year. For the nine month periods, net sales in the current year were $11.8 million vs. $8.3 million for the prior fiscal year. In August, 2003 the Company purchased Vulcan Industries, Inc, a Michigan manufacturer of fabricated metal tubing products serving the automotive, furniture and appliance industries. Consolidated net sales of the Company for the current quarter and year to date periods include $1.5 million and $2.4 million, representing Vulcan's operations for those periods. Excluding these sales, revenues for the Company increased by $527,000 (20%) and $1,050,000 (13%), respectively, for the current three and nine month periods compared to the prior year.
          Applications for the Company's heat exchangers in residential construction, boiler tubes and swimming pool heat pumps exhibited strong sales during the first nine months of fiscal 2004, accounting for the significant increase in revenues from the Company's historical operations. Sales relating to automotive applications through the Company's Vulcan subsidiary added to the increased sales in both the December quarter and year to date periods. Despite continued lower interest rates, demand for products used in commercial and industrial applications remained modest, consistent with the prior year periods.
          For the fiscal year ending March 31, 2004, the expected net revenues contributed by Vulcan are anticipated to be approximately $4 million, reflecting the operations for the eight months since its acquisition in August 2003. Vulcan's revenue base is expected to increase to the $11 million level for the fiscal year ending March 31, 2005 as a result of new business with a Tier I automotive supplier scheduled to begin in fiscal 2005. Consolidated revenues for Thermodynetics are expected to approximate $22 million for fiscal year 2005, assuming no increases or decreases in other markets.
         Gross profit margins declined in the current period versus the same period last year (25% vs. 29% of net sales) and for the comparable year to date periods (26% vs. 28% of net sales). The acquisition of Vulcan introduced the Company into new markets for its tubing products, principally automotive and related applications. These products tend to feature large volume requirements that have higher direct costs as a percentage of selling price than the Company's historical product mix. Coaxial coil applications have higher engineering and value added content, thereby generating higher contribution margins. In addition, commodity prices of metals, principally copper and nickel, has risen sharply during the current quarter to their highest levels in the past six years. The Company has seen significant increases in tubing costs and current indications are for a continued escalation in material costs extending for much of calendar year 2004; it is anticipated that contribution margins will continue to be negatively impacted. A portion of the cost escalation is expected to be passed on to customers as pricing adjustments, however the net effect is likely to result in lower gross margins over the coming quarters. Direct labor unit costs and manufacturing overhead expenses remained flat as slightly higher labor rates and employee related expenses were largely offset by improvements in manufacturing efficiency and productivity.
         Selling, general and administrative expenses increased by approximately $308,000 and $622,000 over the comparable three and nine month periods of the prior year. In addition to the inclusion of non-manufacturing overhead expenses generated by Vulcan since its acquisition, the Company made several additions to staffing in sales application engineering, customer support and quality engineering functions during early fiscal 2004 and the later stages of the fiscal year ended March 31, 2003. As the Company plans on further additions to its marketing and engineering staffs, future period operating expenses are also expected to increase.
         Interest expense increased during both the current and year to date periods as a result of debt obligations incurred in conjunction with the acquisition and inclusion of Vulcan's existing debt as of the date of purchase. In addition, in conjunction with a large multi-year supply agreement scheduled to commence in early fiscal 2005, Vulcan is acquiring machinery and equipment totaling in excess of $2 million.
         Income before income taxes for the three months ended December 31, 2003 was $157,000 as compared to $66,000 for the prior year, approximately 3% of net sales for each period. For the year to date periods, net income before taxes was $449,000 in fiscal year 2004 and $351,000 in fiscal year 2003 (5% of net sales in both periods). During the current year, provisions for deferred federal income taxes of $20,000 and $100,000 for the three and nine month period were recorded to reflect the utilization of net operating losses. A provision of $10,000 was required for both the quarter and year to date periods last year as other timing differences offset the calculated income tax effect on earnings.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         At December 31, 2003 working capital was a negative $595,000 compared to a positive $358,000 at March 31, 2003, primarily resulting from short term debt issued by the Company in conjunction with the acquisition of Vulcan. In addition, at the time of the purchase, Vulcan had a negative working capital position. On a consolidated basis, current assets increased by $1.7 million and total assets increased by $5.9 million over March 31, 2003. Consolidated current liabilities increased by $2.6 million for the same period, reflecting the short term financing costs relating to the purchase of Vulcan.
         Excluding the net assets acquired upon the purchase of Vulcan, accounts receivable increased by $207,000 reflecting the significant increase in shipments during the year. Concurrently, inventories increased by $213,000 due to increased production activities, higher costs for tubing containing primary metals and Vulcan's preparation of manufacturing for the new business expected to commence in fiscal 2005. Accounts payable decreased by over $344,000 in the same period as cash flow generated from operations was used to reduce trade debt.
         Investing activities relating to purchases of fixed assets from historical operations were slightly reduced in the current period as the Company completed several large projects during the 2003 fiscal year. Significant capital expenditures were made at Vulcan relating to the new business commencing in the months prior to acquisition and continued through December 2003. In August 2003 the Company surrendered certain officer life insurance policies, generating $637,000 in cash proceeds. These funds, plus internally generated cash, aggregating $764,000, were used for the cash portion of the purchase of Vulcan. The balance of the acquisition costs was financed with revolving and term debt from the Company's primary lender. This added debt is expected to be repaid during the next 5 years through cash flow generated by the combined operations.
         Net cash proceeds from financing activities in the period ended December 31, 2003 was $834,000 as compared to net cash payments on revolving and term debt of $150,000 for the comparable period of the prior year. Excluding the financing of the Vulcan acquisition and funding of equipment for the new supplier contract, the overall level of debt carried by the Company in both the current and prior year periods decreased.
         Cost increases continue to play a more significant role in the Company's day-to-day operations as pricing pressures created in part by weakened demand in certain markets coupled with international competitors restrict the Company's ability to fully recover the added costs and expenses detailed above. Improvements in manufacturing processes and procedures should enable the Company to offset a portion of the effects of increased costs of raw materials and continuing internal refinements are expected to generate ongoing cost reductions. Increases in interest rates will impact both the Company's cost of borrowing to fund future growth as well as the ability of its customers to sell products in markets sensitive to interest rate fluctuations.



         FINANCIAL ACCOUNTING STANDARDS
         ------------------------------

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


FORWARD LOOKING STATEMENTS
--------------------------

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

ITEM 3            CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures -
            Management believes that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the reported period provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act. No significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions were uncovered.
         Following the August 2003 acquisition of Vulcan Industries, the Company began a review of Vulcan's accounting systems and procedures. The process was not yet complete as of the filing date of this report. Based on its findings to date, management believes that the internal controls over financial reporting at Vulcan are acceptable and it has instituted several projects, including the implementation of an integrated information technology system, to further strengthen these controls. The installation is planned to be completed by March 31, 2004.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of shareholders of the Company held on October 30, 2003, Robert A. Lerman, John F. Ferraro, Anthony C. Mirabella, John J. Hughes and Fred H. Samuelson were elected directors of the Company, to serve until their successors are elected and qualified.

          NOMINEE OR MATTER        FOR            AGAINST   ABSTAIN    NOT VOTED
          -----------------        ---            -------   --------   ---------
          John F. Ferraro          11,959,708     50,865       --         --
          Robert A. Lerman         11,959,008     51,565       --         --
          Anthony C. Mirabella     11,950,193     60,380       --         --
          John J. Hughes           11,950,293     60,280       --         --
          Fred H. Samuelson        11,950,293     60,280       --         --
..

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







                                 THERMODYNETICS, INC.



Date: February 10, 2004          By:      /s/  Robert A. Lerman
                                        ----------------------------------------
                                        Robert A. Lerman
                                        President and Chief Executive Officer


Date: February 10, 2004          By:      /s/  Robert I. Lieberman
                                        ----------------------------------------
                                        Robert I. Lieberman
                                        Treasurer and Chief Financial Officer