Form 10KSB
period 2004-03-31
THERMODYNETICS INC
filed 2004-06-29
CIK 351902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004         Commission file number 0-10707


                              THERMODYNETICS, INC.
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                        06-1042505
(State or other jurisdiction of                 (I.R.S. Employer Identification
 Incorporation or Organization)                             Number)


651 Day Hill Road,
Windsor, Connecticut         06095                           (860) 683-2005
(Address of Principal      (Zip Code)               (Issuer's telephone number)
   Executive Offices)

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

                                                   Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for its most recent fiscal year were $16,503,591.

As of June 14, 2004, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $1.9 million based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board composite feed or other qualified interdealer quotation medium.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

Class                                            Outstanding as of June 23, 2004
-----                                            -------------------------------
Common Stock $.01 par value                             19,421,781 Common Shares

Transitional Small Business Disclosure Format  Yes [ ] No [X]

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 2

                                     PART I

Item 1.           Description of Business

         (a) BUSINESS DEVELOPMENT - Thermodynetics, Inc., incorporated in Delaware in 1981, is the successor by merger in 1981 to Spiral Tubing Corporation, incorporated in 1972. Thermodynetics, Inc. is referred to individually and collectively with its Turbotec Products, Inc. ("TURBOTEC"), Vulcan Industries, Inc. ("VULCAN"), TPI Systems, Inc. ("TPI") and National Energy Systems, Inc. ("NES") subsidiaries as the "COMPANY". Vulcan was acquired by the Company on August 5, 2003. The Company is engaged in the design, manufacture and sale of specialty metal tubing and related assemblies primarily for heat transfer, automotive, furniture, appliance, and heating, cooling and refrigeration applications using its patented and/or proprietary technology. The Company's products are primarily used in heat pumps, chillers, heat reclaimers and biomedical heat exchangers, or in the automotive and furniture industries requiring fabricated specialty metal tubing and tubing assemblies.

         (b)      BUSINESS OF ISSUER
                  ------------------

                  (1) PRODUCTS AND MARKETS - The Company manufactures specialty metal tubing and related assemblies for heat transfer, automotive, furniture, appliance, and heating, cooling and refrigeration applications. The Company's patented and/or proprietary machinery transforms smooth metal tubing using its patented and/or proprietary technology into surface enhanced tubing or into specialty formed tubing. The Company's surface enhanced tubing is primarily used in applications involving laminar or turbulent flow of fluids for efficient transfer of heat. The enhanced tubing products have a significantly greater surface area than a smooth tube of the same length which improves heat transfer efficiency and reduces the amount of metal tubing required. The Company's other formed tubing is used in the automotive, furniture, appliance, and heating, cooling and refrigeration applications, engine exhaust assemblies or framing for furniture.

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

         The  Company's  bent  and  fabricated   tubing  products  are  used  in
automotive exhaust and chassis subassemblies and components for specific automobile models. It is also used as fuel and oil line tubing, seat frames, and exhaust components and/or decorative tubing in furnishings. The specialty tubing for such applications are bent, sized, cut to length, welded and/or formed. The processes employed include CNC bending (computer numeric control), robotic welding, I/O sizing and (inside-out or outside-in sizing), cut to length processes, automated plasma cutting, stampings, pointing, rule form and/or welding. The tubing assemblies are assembled and produced through welded assembly processing, robotic welding, metal machining and/or grinding.

         The Company's heat transfer products are designed for specific customer requirements and applications taking into account such variables as allowable temperature and pressure differentials, the nature of the fluids to be used (liquids or gases), the required flow rates and the operational and environmental conditions. The Company's automotive tubing products and assemblies are primarily engineered by the automotive manufacturers; specifications are provided to the Company, and the machines and manufacturing process lines are developed to conform to the engineering specifications. These factors influence the type, length, diameter and degree of enhancement of the metal tubing to be used (usually copper, copper nickel, aluminum, carbon steel or stainless steel although other metals may be utilized), and the physical characteristics of the tube.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 3

         After design, the Company usually manufactures prototypes for its customers at prices ranging from approximately $500 to $3,000. After testing and customer acceptance, the customer places purchase orders with the Company ranging from $1,000 for small orders to as much as $1,000,000 for large orders. In addition, certain customers have placed blanket purchase orders for shipments to be made over extended periods at sales volumes ranging from approximately $10,000 to $250,000 per month.

         The Company owns specially designed patented and/or proprietary machinery which is used to enhance and coil its metal tubing products as well as tools and dies and other nonproprietary machinery to perform normal fabrication functions. The Company believes its manufacturing capabilities are adequate to manufacture and ship up to approximately $25 million per year of its products based upon present prices.

                  (2)      DISTRIBUTION METHODS
                           --------------------

                           (a)  MARKETING  AND SALES - The  Company  markets its
metal tubing products in the United States, Canada and abroad through separate sales departments at each subsidiary, supported by other personnel, develop sales leads along with serving existing customers. They are currently compensated on a salaried and incentive basis. In addition, the Company uses independent sales representatives and distributors. The Company advertises its products in trade periodicals and at trade shows.

                           (b) FOREIGN OPERATIONS AND EXPORT SALES - The Company
has never had any foreign operations, and its export sales during the past fiscal year was less than 5% of net revenues.

                           (c)  SEASONAL  NATURE OF THE  BUSINESS - The  Company
believes its present business is in part seasonal in nature as a significant portion of the Company's revenues are derived from sales relating to space-conditioning and heat pump applications in commercial, industrial and residential buildings and structures, and sales to automotive manufacturers.

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

                  (5) RAW MATERIALS - The Company's specialty metal tubing is manufactured from smooth tubing, primarily copper, copper-nickel alloys, stainless steel, carbon steel and aluminum. The Company usually purchases tubing in mill quantities manufactured to its specifications from various tube fabricating mills. The Company does not believe that it is a controlling customer of any mill or distributor and has no supply contracts. The Company has not experienced any significant shortages or extended delays in deliveries of raw materials during the past five years. There is no assurance that shortages, strikes or other delays will not occur in the future causing disruptions in production, shipments and profitability.

                  (6) DEPENDENCE ON SINGLE OR FEW MAJOR CUSTOMERS - For the fiscal year ended March 31, 2004, two (2) customers each accounted for more than 10% of the Company's net sales, 34% in the aggregate. There is no assurance the Company will retain these customers; the loss of one or more of these customers could have a material adverse affect upon the Company.

                  (7) PATENTS, TRADEMARKS,  LICENSES, FRANCHISES AND CONCESSIONS
- The Company currently owns one (1) United States patent expiring in 2008. The Company also owns trademarks in Canada and Australia related to manufacturing methods, machinery and tubing. The Company does not believe that its business is materially dependent upon its patents as in addition to its patent protection, the Company maintains a substantial amount of proprietary information concerning

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 4


its manufacturing processes as confidential.

         The Company also has registered various trademarks in the United States and certain foreign countries. The Company believes that its registered U.S. trademark "TURBOTEC(R)," both alone and accompanied by an impression or print of a spirally fluted tube is of material importance to its business.

                  (8) GOVERNMENTAL APPROVAL - N/A

                  (9)  EFFECT  OF  GOVERNMENTAL   REGULATIONS  -  The  Company's
business does not involve contracts or subcontracts with the United States Government.

                  (10) RESEARCH AND DEVELOPMENT - The Company charges research and development costs to operations as incurred. As such costs do not exceed 10% of net revenues in either of the past two fiscal years; the Company does not regard such costs to be material in amount.

                  (11) EFFECT OF ENVIRONMENTAL LAWS - During the fiscal year ended March 31, 2004, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

                  (12) EMPLOYEES - At March 31, 2004, the Company had 35 salaried employees and 107 full-time and part-time employees compensated on an hourly basis.

                  (13) WORKING CAPITAL ITEMS - At March 31, 2004, the Company had a negative working capital position of $1,271,240. See Item 6 herein.

         At March 31, 2004, the Company's credit facilities consisted of (A) a revolving line of credit with a maximum credit limit of $2,400,000; (B) a revolving equipment line of credit with a maximum credit availability of $300,000 for the acquisition of capital equipment; (C) a $700,000 term note, payable in sixty equal monthly installments of $11,667 through January, 2007;
(D) a $2,025,000 term note, payable in sixty equal monthly installments of $8,438 through January, 2007. All of the above credit facilities bear interest at the bank's prime rate and are secured by substantially all assets of the Company, except the Baker Hollow facility; see Item 2 herein. The $2,400,000 revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula; at March 31, 2004 the Company owed $1,120,786 under such line of credit. (E) The Company has a $1,847,580 equipment line of credit dated July 25, 2003 to an institutional equipment financier. The note is payable in 60 monthly installments of $36,115 including principal and interest at 6.46% to March 31, 2009. The note is secured by specific equipment. (F) The Company has a $700,000 secured term note dated July 30, 2003 to the Company's primary bank. The note is payable in 60 monthly installments of $11,667 commencing on September 1, 2003 with interest at a rate of prime (4.0% at March 31, 2004) plus 1%. The note is secured by substantially all assets of the Company. (G) The Company has a $400,000 note payable to the City of Sturgis, Michigan dated September 12, 2003. Subsequent to year end, the original agreement was amended and interest only is payable through September, 2004 at which time the principal payments commence. The note calls for principal payments of $5,749 plus interest at prime (4.0% at March 31, 2004) to September 12, 2010. (H) The Company has various subordinated notes to the former selling-shareholders of Vulcan totaling $581,500. These notes are subordinated in priority to any and all commercial financing. All scheduled payments can only be made at such time as the Company is not in default of its existing commercial financing agreements. All notes bear interest on the outstanding principal balance at a fixed interest rate of 6%. Interest is to be paid quarterly commencing March 31, 2004 until the notes are fully paid.
(I) The Company has non-subordinated notes to the former selling-shareholders of Vulcan totaling $400,000. Of this total $311,619 has been paid subsequent to fiscal year-end. The remaining balance of $88,381 will be paid in four equal quarterly installments commencing September 16, 2004 plus interest at 9% with the fifth quarterly payment of all then outstanding amounts under the notes.

         (J) The Company's Baker Hollow facility is subject to a $1,100,000 ten year mortgage from a financial institution due July 1, 2006 with an interest rate of 7.71%. See Item 2 herein.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 5

Item 2.           Description of Properties

         The Company's executive offices and its Turbotec manufacturing operations are located at its approximately 55,000 square foot one story building (constructed in 1981 with a 15,000 sq. ft. addition constructed in 2000) on a six acre site located at 651 Day Hill Road, Windsor, Connecticut. The Day Hill facility is a steel frame structure with polystyrene and stucco outer walls, has parking for approximately 115 cars and contains approximately 45,000 square feet of factory space and approximately 10,000 square feet of office space. The Day Hill facility is owned in fee simple and is subject to a mortgage, and along with the Company's equipment and machinery, serves as collateral for the Company's credit facilities. See Item 1(b)(13) herein and
Note 8 of Notes to Consolidated Financial Statements.

         The Company owns in fee simple a light manufacturing multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site. The Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block outer walls, has parking for approximately 95 cars and contains approximately 28,600 square feet of factory space. The Company is currently leasing approximately 11,500 square feet of the Baker Hollow facility to an unaffiliated third party with an annual rental of $4,792, triple net; that lease will expire in September 2005; the remaining portion of the building is currently serving as warehouse space, and the Company is seeking tenant(s) to occupy it. See Item 1(b)(13), Item 9(a-b) and Notes 8 and 12 of Notes to Consolidated Financial Statements.

         The Company is leasing a 32,500 square foot manufacturing facility at 1301 West Dresser Drive, Sturgis, Michigan pursuant to a lease dated December 1, 1994. The lease provides for an original term expiring December 31, 2005 with one three-year extension, along with an option to purchase the property at a purchase price not to exceed $645,000. The monthly lease rental equals $5,385. The building is constructed of a steel frame structure with concrete block outer walls, has parking for approximately 100 cars, and contains approximately 32,000 square feet of factory space and 250 square feet of office space.

         The Company's manufacturing equipment includes specially designed patented and proprietary machinery to enhance and coil metal tubing, CNC multi-stacked tube benders, robotic plasma cutting systems, as well as tools, dies and other nonproprietary machinery and equipment to perform normal fabrication functions. The Company believes its facilities, and its machinery and equipment are in good condition, reasonable wear and tear excepted.

         The Company built the Day Hill facility and the Baker Hollow facility for projected operating needs, not for investment purposes.

Item 3.           Legal Proceedings

         There are no material legal proceedings known or threatened against the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the securities holders of the Company during the fourth quarter of the fiscal year for which this report is filed.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         (a) The Company's Common Stock is quoted and traded in the over-the-counter market on the non-NASD OTC Bulletin Board system under the symbol "TDYN." The following table indicates high and low bid and asked quotations for the Company's Common Stock for the periods indicated based upon information compiled by the Pink Sheets LLC and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and may not represent actual transactions.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 6


                                  Bid Prices                 Asked Prices
                                  ----------                 ------------
        Quarter Ended         High            Low        High              Low
        -------------         ----            ---        ----              ---

        March 31, 2004       $0.35          $0.21       $0.42            $0.27
        December 31, 2003     0.26           0.15        0.30             0.20
        September 30, 2003    0.20           0.13        0.22             0.16
        June 30, 2003         0.20           0.13        0.21             0.15

        March 31, 2003       $0.13          $0.09       $0.17            $0.10
        December 31, 2002     0.09           0.07        0.10             0.08
        September 30, 2002    0.09           0.085       0.105            0.095
        June 30, 2002         0.086          0.075       0.10             0.085


         (b) At March 31, 2004, the number of holders of the Company's Common Stock was 2,352 (based upon the number of record holders).

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

         (d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table sets forth as of the end of the most recently ended fiscal year, compensation plans under which equity securities of the Company are authorized for issuance:

--------------------- ------------------------- ------------------------ ----------------------------
                      (a) Number of securities  (b) Weighted - average   (c)  Number  of  securities
                       to be  issued  upon      exercise price of         remaining  available for
                       exercise of outstanding  outstanding options,      future issuance under
                       options,warrants and     warrants and rights       equity compensation  plans
Plan Category          rights                                             (excluding securities
                                                                          reflected in column (a))
--------------------- ------------------------- ------------------------ ----------------------------
Equity Compensation
PlansApproved by                 0                       0                     1,000,000
Shareholders:
--------------------- ------------------------- ------------------------ ----------------------------
Equity Compensation
Plans Not Approved
by Shareholders:                 0                       0                             0
--------------------- ------------------------- ------------------------ ----------------------------

Total                            0                       0                     1,000,000
--------------------- ---------------------------- ------------------------ -------------------------

         JANUARY 14, 2004 STOCK BONUSES - The Company awarded an aggregate of 100,000 shares ("JAN-04 STOCK BONUS") effective January 14, 2004. See also Item 10(e), Item 10(k), 10(l), and Item 12.

         FEBRUARY 20, 2004 STOCK BONUSES - The Company awarded an aggregate of 1,050,000 shares ("FEB-04 STOCK BONUS") effective February 20, 2004. See also
Item 10(e), Item 10(k), 10(l), and Item 12.

         The compensation values of the stock bonuses received by the named executive officers and directors of the Company during the last three fiscal years are reflected in the Summary Compensation Table at the column labeled

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 7


"Restricted Stock Awards" at Item 10(a) hereof.

Item 6.           Management's Discussion and Analysis or Plan of Operations

RESULTS OF OPERATIONS
---------------------

         2004 COMPARED TO 2003
         ---------------------

         Net income for the year ended March 31, 2004 was $294,836 compared to earnings of $284,932 in fiscal year 2003. During the same period, sales increased 48% to a record $16.5 million in fiscal 2004 reflecting the acquisition of Vulcan Industries and an increase in net revenues from the Company's Turbotec Products subsidiary.

         In August 2003, the Company acquired Vulcan Industries, Inc., of Sturgis, Michigan ("Vulcan"), a manufacturing company that supplies fabricated metal tubing components principally to the automotive, furniture and appliance industries. Operating results for the Company for fiscal 2004 include the operations of Vulcan for the period August 2003 through March 2004.

          Excluding sales of the acquired company, revenues increased by approximately $1.4 million, or 13%, over the prior year. During the second half of fiscal 2004, the Company's Turbotec Products, Inc. ("Turbotec") subsidiary began to experience an increase in demand for tubing products used in water source heat pump systems. Residential applications remained strong for much of the year, while activity relating to commercial and industrial products increased significantly during the third and fourth fiscal quarters as did demand for marine air conditioning and swimming pool heat pump applications. Turbotec continued to expand its market base in tubing applications as the demand for surface enhanced tubing used in commercial boiler applications and automotive related tubing assemblies exhibited sustained growth. Ongoing development involving additional tubing applications in these markets is expected to yield continued growth in subsequent years.

         Vulcan is currently in the final stages of product development of a series of exhaust system related components for a major automobile manufacturer. Vulcan's revenue base is expected to be in excess of $8 million in fiscal 2005 as this multi-year program is scheduled to be phased into full production during October - December 2004.

         Gross profit margins declined in 2004 vs. 2003 (26% vs. 28% of net sales). The commodity prices of metals, principally copper and nickel, has risen sharply during the current quarter to their highest levels in the past six years. In addition, producers of steel tubing instituted pricing surcharges during the year. The Company has seen significant increases in tubing costs and current indications are for a continued escalation in material costs extending for much of calendar 2004; it is anticipated that contribution margins will continue to be negatively impacted. A portion of the cost escalation is expected to be passed on to customers as pricing adjustments, however the net effect is likely to result in lower gross margins over the coming quarters.

         The acquisition of Vulcan introduced the Company to new markets for its tubing products, principally automotive and related applications. These products tend to feature large volume requirements that have higher direct costs as a percentage of selling price than the Company's historical product mix. Coaxial coil applications have higher engineering and value added content, thereby generating higher contribution margins. Direct labor unit costs and manufacturing overhead expenses remained flat as slightly higher labor rates and employee related expenses were largely offset by improvements in manufacturing efficiency and productivity.

         Selling, general and administrative expenses increased by approximately $915,000 during the current year compared to fiscal 2003. In addition to the inclusion of non-manufacturing overhead expenses generated by Vulcan since its acquisition, the Company made several additions to staffing in sales application engineering, customer support and quality engineering functions. As the Company plans on adding to its marketing and engineering staff, future period operating expenses are also expected to increase.

         Interest expense  increased during the current year as a result of debt

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 8


obligations incurred in conjunction with the acquisition and inclusion of Vulcan's existing debt as of the date of purchase. In addition, in conjunction with a large multi-year supply agreement scheduled to commence in fiscal 2005, Vulcan financed machinery and equipment additions totaling in excess of $2 million. Other expense of $120,875 resulted from the liquidation of certain officer life insurance policies in order to assist in the financing of the Vulcan acquisition.

         Net income in fiscal 2004 totaled $294,836 compared to $284,932 in the prior year. The current year provision for income taxes was $130,000 or 31% of income before income taxes vs. a tax provision of $38,000 or 12% of pre-tax income in fiscal 2003. The increased tax provision in the current year is a result of the reversal of certain timing differences and reflects the continued utilization of net operating losses generated in prior tax years. As of March 31, 2004, the Company had approximately $1.2 million in net operating losses and research and development tax credits available to offset future profits for federal tax purposes. It is anticipated that for fiscal 2005, these tax credit offsets will not be completely used.

         2003 COMPARED TO 2002
         ---------------------

         Net income for the year ended March 31, 2003 was $284,932 compared to a net loss of $175,167 in fiscal 2002.

         Net sales for the latest two years were flat, increasing only $35,484 in fiscal 2003 as compared to 2002. The Company has been experiencing ongoing fluctuations in product demand directly related to the general economy; after sharply declining following the September 11 tragedy, the economy has stabilized somewhat across a broad segment of the company's market segments. Commercial building and industrial applications continue to lag behind pre-September 11, 2001 levels, however strength in residential home construction and specialty heat transfer applications have been largely unaffected. Marine space conditioning products, water-cooled ice machines and swimming pool heat pumps have also exhibited consistent demand at the OEM level. A new product application, surface enhanced commercial boiler tubing, has also generated significant sales revenues during its first full year of product shipments, in amounts adequate to offset the effects of the general economic slowdown.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 9


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

Financial Accounting Standards

         During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), SFAS No. 143 "Accounting for Retirement Obligations," which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. The initial adoption of this standard did not have a material impact on the Company's financial statements.

         In December, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the Fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123 and SFAS 148.

         In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements 4, 44, 64," which addresses the reporting related to the extinguishments of debt, accounting for intangible assets and the accounting for leases. The initial adoption of this standard did not have a material impact on the Company's financial statements.

         In April 2003, FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments. This statement is effective for contracts (as defined) entered into or modified after June 30, 2003. The initial adoption of this standard did not have a material impact on the Company's financial statements.

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

         In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and other wise is effective at the beginning of the first interim period beginning after June 30, 2003. The initial adoption of this standard did not have a material impact on the Company's financial statements.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 10

         At March 31, 2004, working capital was a negative $1,271,240 compared to a positive $358,370 at March 31, 2003. Aggregate debt at March 31, 2004 was $9,502,416 as compared to $4,545,475 at March 31, 2003. Of these amounts, long-term debt was $5,932,901 and $3,404,802, respectively.

         In August, 2003 the Company purchased 100% of the common stock of Vulcan. The aggregate purchase price of $2,014,000, including fees and expenses, was financed with a combination of cash, term and revolving debt from the Company's primary lender and notes payable to the selling shareholders. A portion of the cash used for the acquisition was obtained through the surrender of officers' life insurance policies. The difference between the cash proceeds and the Company's long-term receivable relating to these policies, $103,000, was charged to earnings during the current period. Concurrent with the acquisition, term loan credit facilities in the maximum amount of $2,150,000 were arranged to finance machinery, equipment and related costs associated with a new production supply agreement now scheduled to begin in the summer of 2004

         At the date of acquisition, Vulcan had negative working capital of $1,259,872, including short-term debt obligations issued in conjunction with the acquisition. During the balance of the fiscal year, significant investments were made in capital equipment to support a large customer program with shipments scheduled to begin in the summer of 2004. As a portion of the debt associated with these purchases began to amortize prior to the end of fiscal 2004, the additional current portion of long-term debt reflected as of March 31, 2004 had a further negative impact on working capital at year end. Once shipments begin under this program, working capital is expected to improve as the purchased assets are placed into service. Investing activities other than related to Vulcan decreased from the prior year, as several new machines and other production related equipment were purchased and/or constructed in fiscal 2003.

         The Company's access to credit is expected to be adequate for the coming year as separate lines of credit are in place to finance equipment purchases and fund operating and other short-term needs. The projected need for additional capital, based on current sales forecasts and projections from customers, is expected to be significant as Vulcan is currently reviewing a number of long-term programs that may require investments in equipment and tooling. Discussions with current and prospective lending sources are ongoing to secure the necessary funding for these programs.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 11

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

Item 8.A.         Controls and Procedures

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


                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         (a)-(b) The executive officers and directors of the Company are:

                                                                               Officer or
Name                   Born     Position                                       Director Since
----                   ----     --------                                       --------------
Robert A. Lerman       1935     President, Chief Executive Officer and Director    1979
John F. Ferraro        1934     Chairman of the Board and Secretary                1979
Anthony C. Mirabella   1940     Director                                           1985
John J. Hughes         1926     Director                                           2003
Fred H. Samuelson      1931     Director                                           2003
Robert I. Lieberman    1954     Treasurer and Chief Financial Officer              1986

         The directors are each elected to one year terms. The term of each director and officer expires when his successor is elected and qualified. The Company does not have an executive committee, audit committee, investment committee or stock option committee; the Company relies upon the full board approving matters related to such topics.

         The following is a brief account of the business experience of each director and executive officer of the Company during the past five years.

                  ROBERT A. LERMAN  holds the degrees of Bachelor of  Mechanical

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 12

Engineering,  College  of the City of New York  (1957),  Master  of  Science  in
Mathematics,  Adelphi  College  (1961),  and  Master of  Science  in  Electrical
Engineering, University of Connecticut (1964). In 1979, Mr. Lerman was elected Treasurer and a Director, in 1980 President of the Company and was appointed Chief Executive Officer in 2002. Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York. In 1997, Mr. Lerman became President and a Director of Pioneer
Ventures Corp. ("PVC") and a manager of Ventures Management Partners LLC ("VMP"), the general partner of a partnership formed for the purpose of providing venture capital financing to other companies. In 1998, Mr. Lerman became a director of Initio, Inc., Tristar Corporation, and Energy Brands, Inc.; Mr. Lerman resigned his position as a director of Tristar and Energy Brands in 2002, and from Initio in 2003. Mr. Lerman also serves as a consultant to other companies none of which are competitive with the Company. See Item 12.

                  JOHN F. FERRARO holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962). In 1979, Mr. Ferraro was elected Secretary and a Director of the Company. Since 1981, Mr. Ferraro has been Chairman of the Board of the Company. In 1997, Mr. Ferraro became Secretary and a Director of PVC and a manager of VMP. Mr. Ferraro served as a director of American Interactive Media, Inc. from 1998 through 2004, and as a director of America's Shopping Mall, Inc. from 1999 through 2004, at which point he resigned from such companies. Mr. Ferraro served as a director of Fidelity First Financial Corp. in 1998, and later in 2000 through May 14, 2003, the date of his resignation. Mr. Ferraro was appointed a Director of Initio, Inc. in 2003. If See Item 12.

                  ANTHONY C. MIRABELLA holds the degrees of Bachelor of Mechanical Engineering, Stevens Institute of Technology (1962) and Master in Business Administration, Western New England College (1969). He was elected a Director of the Company in 1985. Mr. Mirabella was employed by Connecticut Natural Gas Corporation from 1971 to 2000, and last served as a Senior Vice President of said concern, responsible for the Energy Network, Inc. and its district heating and cooling operations. Mr. Mirabella, since 2003, has been providing engineering consulting services to the district heating and cooling industry in Nashville, Tennessee.

                  JOHN J. HUGHES was appointed a Director of the Company in March, 2003. Mr. Hughes was the founder, and served from 1970 through 1990 as the president and chief executive officer of East Windsor Metal Fabricating Inc.; Mr. Hughes continues to provide services on a consulting basis to that company.

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

                  ROBERT I. LIEBERMAN is a certified public accountant. He holds the degree of Bachelor of Science in Accounting and Business Administration from the State University of New York (1975). Mr. Lieberman joined the Company as corporate controller in 1986, in 1987 was elected Controller and Chief Financial Officer, and in 1992 was elected Treasurer. In 1995 Mr. Lieberman was elected President of Turbotec Products, Inc., and in 2003 he was elected President of Vulcan Industries, Inc., the Company's two principal operating subsidiaries.

         (c) FAMILY RELATIONSHIPS BETWEEN DIRECTORS AND OFFICERS - None.

         (d) LEGAL PROCEEDINGS. None of the described events occurred.

Certain Rights to Proceeds

         Two of the Company's directors, Messrs. Lerman and Ferraro, currently own 656,334 shares in which the Company had certain rights to the proceeds to be received upon the sale of such shares, originally issued in 1984. On October 22, 2002 the board amended these rights to expire and terminate on January 1, 2004, provided such directors do not sell any shares bearing such proceeds rights through December 31, 2003; no such sales occurred and such rights have expired.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 13

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


                                      SUMMARY COMPENSATION TABLE

                                                                           Long-Term-Compensation
                                            Annual          ------------------------------------------------
                                         Compensation                  Awards           Payouts     Other
                                      ----------------------------------------------------------------------
                                                                                                        Company
                                                       Other         Stock      Options/      LTIP       401(k)
Name/Position             Fiscal Year Salary/Bonus     Compensation  Awards     Sars          Payouts   Contrib.
-------------             ----------- ------------     ------------  ------     ----          -------   --------

Robert A. Lerman(1)       2004         $292,212         $4,036       $60,300         0 shs      $0      $2,855
President, CEO            2003         $281,750(2)      $3,612       $2,500          0 shs      $0      $1,927
& Director                2002         $193,113(2)      $3,612       $9,741          0 shs      $0        $967

John F. Ferraro (1)       2004         $212,317         $2,880       $1,750          0 shs      $0      $1,077
Chairman of the Board,    2003         $231,249(2)      $3,118       $2,500          0 shs      $0        $825
Secretary & Director      2002         $193,113(2)      $3,575       $9,741          0 shs      $0        $837

Robert I. Lieberman(3)    2004         $159,365         $7,731       $6,481          0 shs      $0          $0
Treasurer and CFO &       2003         $161,732(3)      $7,263       $2,500          0 shs      $0          $0
President of Turbotec &   2002         $131,819         $7,238           $0          0 shs      $0          $0
Vulcan


          (1) Messrs. Lerman and Ferraro each entered into five-year employment contracts with the Company effective April 1, 2004. Each employment contract provides for a basic annual salary of $180,000 with an annual increase at April 1st of each year based on increases in the Consumer Price Index for all Urban Consumers for the New York, New Jersey, and Connecticut Region. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $65,000 annual expense reimbursement of additional insurance of each employee's selection. During the fiscal year ended March 31, 2004, the Company paid $98,233 in net premiums on the two life insurance policies. In July 2003, the Company cashed-in and terminated two insurance policies receiving approximately $635,000; the net amount of $102,875 due under the agreement for the Company to receive was written-off. In addition, each employment contract contained a provision providing that in the event of disability, the employee will receive disability payments equal to the annual salary of the employee for five years (with proportional reductions in the event of partial disability); and $6,500 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for five years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of termination compensation which would otherwise be due. Further, the employee may opt to terminate the employment contract and shall be paid a lump-sum equal to 12 months' basic salary.

          (2) In 2004, 2003, and 2002, Mr. Lerman received cash bonuses of $110,000, $75,000, and $25,000, respectively. In 2004, 2003, and
               2002, Mr. Ferraro received cash bonuses of $35,000, $25,000, and $25,000, respectively.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 14

         (b) REMUNERATION - For the fiscal year ending March 31, 2005, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $650,000 to all officers as a group (three persons) of which Messrs. Lerman and Ferraro will each be paid approximately $220,000, Mr. Lieberman will be paid approximately $160,000.

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

         At June 10, 2004 no ISOs under the 2002 ISO Plan were outstanding. No options under the 2002 ISO Plan were granted in fiscal year ended March 31, 2004. The 2002 ISO Plan will expire on July 31, 2012.

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

         No stock incentives were issued under the 2002 NQ Plan in fiscal year ended March 31, 2004.

         (d) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUES - No options were exercised during fiscal year ended March 31, 2004 to purchase common stock of the Company. An aggregate of 396,932 options expired unexercised on September 30, 2002. No options are currently outstanding. The aggregated option exercise values at fiscal year-end held by the executive officers equals zero.

         (e)  2004 STOCK BONUSES
         January 14, 2004 Stock Bonuses - On October 30, 2003 the Company's Board of Directors approved the award of an aggregate of 100,000 shares ("JAN-04 STOCK BONUS") effective January 14, 2004. The bonuses were valued at a price per share of $0.0667 which equaled one-third of the closing price in the over-the-counter market on October 30, 2003. Of the total 100,000 shares, the three independent directors and one officer/director of the Company were issued 25,000 shares each. See also Item 5(d), Item 10(k), 10(l) and Item 12.

         February 20, 2004 Stock Bonuses - On October 30, 2003 the Company's Board of Directors approved the award of an aggregate of 1,050,000 shares ("FEB-04 STOCK BONUS") effective February 20, 2004. The bonuses were valued at a price per share of $0.0667 which equaled one-third of the closing price in the over-the-counter market on the valuation date of October 31, 2003. Of the total 1,050,000 shares, one officer/director and one officer of the Company were issued 900,000 shares and 150,000 shares respectively. Such shares are beneficially owned by the grantees, but are subject to a vesting release schedule of one-third of the bonus shares to be delivered on April 1, 2004, April 1, 2005, and July 31, 2005. See also Item 5(d), Item 10(k), 10(l) and Item 12.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 15

         The compensation values of the stock bonuses received by the named executive officers and directors of the Company during the last three fiscal years are reflected in the Summary Compensation Table at the column labeled "Restricted Stock Awards" at Item 10(a) hereof.

         (f) OPTION GRANTS IN LAST FISCAL YEAR. No options were granted in the last fiscal year.

         (g) DIRECTORS' FEES - During the fiscal year ended March 31, 2004, aggregate directors' fees of $16,500 and stock bonus awards of 75,000 shares valued at an aggregate of $5,002, were paid to the Company's three independent directors who are not officers or employees. It is anticipated that such directors will be paid an aggregate of approximately $14,000 in directors' fees in the fiscal year ending March 31, 2005. Two non-employee directors have provided separate consulting services to the Company at certain per diem rates and no amounts earned had been material to date.

         (h) EMPLOYEE RETIREMENT SAVINGS PLAN - The Company has determined its matching contributions to the Thermodynetics, Inc. 401(k) Retirement Savings Plan (the "401(K) PLAN") for the plan year ending December 31, 2004 will equal a maximum of 300,000 shares of the Company's common stock, provided that the value of such grant does not exceed $30,000 at a one-third valuation of the market price. See Note 18 of Notes to Consolidated Financial Statements. The assets of the 401(k) Plan are held in trust for the exclusive benefit of the participants by the trustees of the Plan, Messrs. Mirabella, Hughes, Samuelson, and Lerman as the trustees.

         The compensation value of the 401(k) participation received by the below listed officers and directors is reflected in the Summary Compensation Table at the column labeled "Company 401(k) Contribution" at Item 10(a) hereof. The following table sets forth the number of shares of Common Stock contributed to the below referenced persons or groups of persons during the 401(k) Plan year ended December 31, 2003, Column (1), and for all years from inception of the Plan through Plan year ended December 31, 2003, Column (2).

                                             Shares Contributed by the Company
              Name                           And Held in Trust Under 401(K) Plan
              ----                           -----------------------------------
              Officers and Directors          Column (1)           Column (2)
              ----------------------          ----------           ----------
                                                                   (Aggregate)
              Robert A. Lerman(z)             39,116               191,124
              John F. Ferraro                 14,751               105,190
              Robert I. Lieberman                 -0-               16,939
              Anthony C. Mirabella(z)             -0-                   -0-
              John J. Hughes(z)                   -0-                   -0-
              Fred H. Samuelson(z)                -0-                   -0-

              All officers and directors
              as a group(z) (6 persons)       53,867               313,233


              Total Matching Contribution    292,404             1,746,884
              to all employees
              (35 persons)
---------------------------------------
              (z) Trustees of the 401(k) Plan. Excludes the aggregate shares held in trust by the trustees of the 401(k) Plan for all participating employees.


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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 16

         (j) OTHER PLANS AND EMPLOYMENT CONTRACTS - The Company does not have any other pension or similar plan. See Item 10(a) footnotes (1) and (3) herein as to the Company's employment contracts with Messrs. Lerman, Ferraro, and Lieberman which provide for the terms of their compensation and disability and termination payment provisions.

         (k) RECENT SALES OF UNREGISTERED SECURITIES - The Company has not made any recent sales of any unregistered securities, excluding shares under the Company's 401(k) plan, within the past three (3) years, except that: (I) A total of 3,903,068 shares of common stock were issued to two officers/directors and one director upon the exercise and purchase of the shares underlying their stock options on December 5, 2001. The two officers/directors issued promissory notes evidencing the obligation to pay the exercise price. The options had an exercise price of $0.055 per share, and an aggregate purchase price of $214,669. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. See also Items 10(l), and 12. (II) A total of 150,000 shares of common stock were issued on March 27, 2003 as stock bonus awards. The shares were valued at $0.033 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. (III) A total of 100,000 shares of common stock were issued on January 14, 2004 as stock bonus awards. The shares were valued at $0.0667 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. See also Items 5(d), 10(e), 10(l), and 12. (IV) A total of 1,050,000 shares of common stock were issued on February 20, 2004 as stock bonus awards. The shares were valued at $0.0667 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. See also Items 5(d), 10(e), 10(l), and 12.

         (l) OFFICER LOANS - On December 5, 2001 Messrs. Lerman and Ferraro exercised certain stock options and each borrowed $107,150.01 from the Company to purchase the underlying shares of common stock. Such loans are evidenced by Commercial Promissory Notes each dated December 5, 2001 and bear interest at the variable-rate of interest published in The Wall Street Journal, Eastern Edition, under the designation "Money Rates" and shown as the "Prime Rate" or "base rate on corporate loans at large U.S. money-center commercial banks". The entire principal balance plus interest of the notes is due on January 15, 2007; the notes may be prepaid in whole or in part without penalty. The amounts owed under the notes at June 1, 2004 for Mr. Lerman was $48,008, and for Mr. Ferraro was $48,008. See also Item 10(k) and Item 12.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of June 10, 2004, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director, by each officer and by all officers and directors of the Company as a group. The shares underlying the ISOs held by one officer which are presently exercisable are deemed beneficially owned.

      Name and Address(1)            Amount and Nature             Percent of
      Of Beneficial Owner            Of Beneficial Ownership       Classed Owned
      -------------------            -----------------------       ------------

      Directors and Officers
      ----------------------

      Robert A. Lerman               5,378,266       shs (2)        27.3%
      John F. Ferraro                4,093,332       shs (3)        20.8%
      Anthony C. Mirabella             291,790       shs (4)         1.5%
      John J. Hughes                    50,000       shs (4)         0.3%
      Fred H. Samuelson                 50,000       shs (4)         0.3%
      Robert I. Lieberman              277,739       shs (5)         1.4%

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 17

      All officers and              10,141,127      shs (6)         51.4%
      directors as a group
      (six persons)

      OTHER 5% SHAREHOLDERS
      ---------------------
      Thermodynetics, Inc. 401(k)    1,746,844      shs (7)          8.9%
      Retirement Savings Plan


--------------------------------
     (1) The address of all officers and directors is c/o the Company, 651 Day Hill Road, Windsor, CT 06095.

     (2) Includes 191,124 shares held for Mr. Lerman in trust under the Company's 401(k) Plan; includes 244,525 shares held by the spouse of Mr. Lerman; excludes the aggregate 1,746,844 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

     (3) Includes 105,170 shares held for Mr. Ferraro in trust under the Company's 401(k) Plan; includes 33,360 shares held by the spouse of Mr. Ferraro.

     (4) Excludes the aggregate 1,746,844 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

     (5)  Includes 16,939 shares held in trust under the Company's 401(k) Plan.

     (6) Includes an aggregate 313,233 shares held in trust under the Company's 401(k) Plan for each respective officer's account; excludes the aggregate 1,746,844 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees. Includes 244,525 shares held by the spouse of Mr. Lerman, and 33,360 shares held by the spouse of Mr. Ferraro.

     (7) Includes all shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.


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

                  WITH DIRECTORS AND OFFICERS, AND RELATED PERSONS.
                  ------------------------------------------------
         (A) 1995 Stock Option Loans - A total of 3,903,068 shares of common stock were issued to two officers/directors and one director upon the exercise and purchase of the shares underlying their 1995 stock options. The two officers/directors issued promissory notes evidencing the obligation and such notes bear interest at the Prime Rate. See Item 10(k) "Recent Sales of Unregistered Securities", and Item 10(l) "Officer Loans".

         (B) March 27, 2003 Stock Bonuses -The Company awarded an aggregate of 195,000 shares ("2003 STOCK BONUS") effective March 27, 2003. The bonuses were valued at a price per share of $0.033 which equaled one-third of the closing price in the over-the-counter market on March 27, 2003. Of the total 195,000 shares, the five directors and one officer of the Company were issued 25,000 shares each, and 45,000 shares were reserved for issuance to three employees. See also Item 5(d), Item 10(a), Item 10(e), and Item 10(k).

         (C) January 14, 2004 Stock Bonuses - The Company awarded an aggregate of 100,000 shares ("JAN-04 STOCK Bonus") effective January 14, 2004. See also
Item 5(d), 10(e), Item 10(k), and Item 10.

         (D) February 20, 2004 Stock Bonuses - The Company awarded an aggregate of 1,050,000 shares ("FEB-04 STOCK BONUS") effective February 20, 2004. See also
Item 5(d), 10(e), Item 10(k), and Item 10.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 18

         (E) Life Insurance Receivable Write-Off - In July 2003, the Company cashed-in and terminated two insurance policies receiving approximately $635,000; the net amount of $102,875 due under the agreement for the Company to receive was written-off.

         (F)  Employment   Agreements-   The  Company  entered  into  employment
agreements with two officers/directors effective April 1, 2004. See Item 10(a) and footnote (1) to the table therein, and Exhibit 10(i).

         (G) Attorney Compensation - During the fiscal year-ended March 31, 2004, the Company paid one of its attorneys, Kenneth B. Lerman, a total of $107,138 for legal services performed. Mr. Kenneth Lerman is the son of the President-CEO of the Company.


Item 13.          Principal Accountant Fees and Services

Audit Fees - Fees for the professional audit services rendered by Mahoney, Sabol & Co., LLP for the audit of the Company's annual financial statements for the years ended March 31, 2004 and 2003 equaled $54,000, and $27,000, respectively.

Audit-Related Fees - Fees for the review of the financial statements included in our quarterly reports for the fiscal years ended March 31, 2004 and 2003 equaled $10,500, and $10,500, respectively.

Tax Fees - Fees for tax preparation services for the fiscal years ended March 31, 2004 and 2003 equaled $7,000, and $5,000, respectively.

All Other Fees - All other fees for professional services rendered by Mahoney, Sabol & Co., LLP consisting of accounting services in connection with the acquisition of Vulcan Industries, Inc. in August, 2003, the audit of the Company's 401(k) Plan, and other non-audit fees for the fiscal years ended March 31, 2004 and 2003 equaled, in the aggregate, $7,500, and $1,800, respectively.

The Company evaluated whether providing non-audit services by Mahoney, Sabol & Co., LLP for the fiscal year ended March 31, 2004 is compatible with maintaining the principal accountant's independence.

Item 14.          Exhibits and Reports on Form 8-K

         (a) REPORTS ON FORM 8-K - The Company filed no reports on Form 8-K with respect to or during the last quarter ended March 31, 2004.

         (b)      FINANCIAL STATEMENTS
                  --------------------
                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM

 AS OF MARCH 31, 2004 AND 2003 AND FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                      -------------------------------------

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                     ---------------------------------------
                                 ACCOUNTING FIRM
                                 ---------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------





                                    CONTENTS
                                    --------

                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                              1

CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                         2

         Consolidated Statements of Income                                   3

         Consolidated Statements of Stockholders' Equity                     4

         Consolidated Statements of Cash Flows                               5

         Notes to Consolidated Financial Statements                       6 - 24

                          MAHONEY SABOL & COMPANY, LLP
                               95 GLASTONBURY BLVD
                         GLASTONBURY, CONNECTICUT 06033

                                 (860) 541-2000
                               Fax (860) 541-2001



             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and
    Stockholders of
Thermodynetics, Inc.
Windsor, Connecticut


We have audited the consolidated balance sheets of Thermodynetics, Inc. and Subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related consolidated statements of income and stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

By:   /S/  MAHONEY SABOL & COMPANY, LLP


Certified Public Accountants
Hartford, Connecticut

May 26, 2004

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             MARCH 31, 2004 AND 2003
                             -----------------------





                                                                       2004            2003
                                                                   ------------    ------------
                                     ASSETS
CURRENT ASSETS
   Cash ........................................................   $      2,040    $      1,752
   Accounts receivable, net of allowance for doubtful
    accounts of $50,052 in 2004 and 2003 .......................      2,452,014       1,048,856
   Inventories .................................................      2,178,171       1,557,339
   Prepaid expenses and other current assets ...................        303,187         226,184
                                                                   ------------    ------------
         Total current assets ..................................      4,935,412       2,834,131

PROPERTY, PLANT AND EQUIPMENT, net .............................      9,757,618       6,550,807

GOODWILL .......................................................        573,035            --

OTHER ASSETS ...................................................      2,079,417       1,077,765
                                                                   ------------    ------------

                                                                   $ 17,345,482    $ 10,462,703
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit ..............................................   $  1,941,095    $    741,058
   Accounts payable ............................................      2,296,600       1,161,709
   Accrued expenses and taxes ..................................        340,537         173,379
   Current portion of long-term debt ...........................      1,601,447         375,104
   Current portion of obligation under capital lease ...........         26,973          24,511
                                                                   ------------    ------------
         Total current liabilities .............................      6,206,652       2,475,761

LONG-TERM LIABILITIES
   Long-term debt, less current maturities above ...............      5,893,842       3,338,770
   Obligation under capital lease, less current maturities above         39,059          66,032
   Deferred income taxes .......................................        250,000          50,000
                                                                   ------------    ------------
                                                                      6,182,901       3,454,802

COMMITMENTS AND CONTINGENCIES (notes 11 and 19) .................           --              --

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
     25,000,000 shares .........................................        194,211         182,262
   Additional paid-in capital ..................................      5,575,601       5,503,225
   Deficit .....................................................       (717,866)     (1,012,702)
                                                                   ------------    ------------
                                                                      5,051,946       4,672,785
   Less: subscriptions receivable ..............................         96,017         140,645
                                                                   ------------    ------------
                                                                      4,955,929       4,532,140
                                                                   ------------    ------------

                                                                   $ 17,345,482    $ 10,462,703
                                                                   ============    ============



The accompanying notes are an integral part of these consolidated statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
                   -------------------------------------------



                                                    2004             2003
                                                ------------    ------------

NET SALES ...................................   $ 16,503,591    $ 11,151,667

COST OF SALES ...............................     12,324,291       8,080,044
                                                ------------    ------------

             Gross profit ...................      4,179,300       3,071,623

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ..................................      3,228,395       2,313,633
                                                ------------    ------------

             Income from operations .........        950,905         757,990

OTHER INCOME (EXPENSE)
       Other, net ...........................       (120,875)        (35,971)
       Loss on impairment of securities .....           --           (18,237)
       Interest expense .....................       (405,194)       (380,850)
                                                ------------    ------------
                                                    (526,069)       (435,058)
                                                ------------    ------------
             Income before provision for
               income taxes .................        424,836         322,932

PROVISION FOR  INCOME TAXES .................        130,000          38,000
                                                ------------    ------------

             Net income .....................   $    294,836    $    284,932
                                                ============    ============

EARNINGS PER COMMON SHARE ...................   $       0.02    $       0.02
                                                ============    ============

EARNINGS PER COMMON SHARE - ASSUMING DILUTION   $       0.02    $       0.02
                                                ============    ============







The accompanying notes are an integral part of these consolidated statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
                   -------------------------------------------

                                             Common Stock             Treasury Stock,at cost
                                     ---------------------------      ----------------------
                                                          Additional
                                     Number of             Paid-in    Number of                Income      Suscriptions
                                      Shares     Amount    Capital     Shares        Amount    (Deficit)     Receivable     Total
                                    ----------  --------  ----------  ---------    ---------  -----------    ---------    ----------

Balance, March 31, 2002 ........... 17,883,076  $178,831  $5,492,035   131,898     $(164,564) $(1,140,324)    (164,300)   $4,201,678

Issuance of stock pursuant to
  401(k) plan 2002 ................    200,000     2,000       4,000                                              --           6,000
Issuance of stock pursuant to .....       --
  401(k) plan 2003 ................    118,102     1,181       5,315  (131,898)      164,564     (157,310)        --          13,750
Issuance of stock pursuant to
  bonus ...........................     25,000       250       1,875      --            --           --           --           2,125
Subscriptions receivable ..........       --        --          --        --            --           --         23,655        23,655
Net Loss and Comprehensive Income .       --        --          --        --            --        284,932         --         284,932
                                    ----------  --------  ----------   -------     ---------  -----------    ---------    ----------

Balance, March 31, 2003 ........... 18,226,178  $182,262  $5,503,225      --       $    --     (1,012,702)   $(140,645)   $4,532,140
                                    ==========  ========  ==========   =======     =========  ===========    =========    ==========


Issuance of stock pursuant to
  bonus ...........................  1,195,000    11,949      72,376      --            --           --           --          84,325
Subscriptions receivable ..........       --        --          --        --            --           --         44,628        44,628
Net Income and Comprehensive Income       --        --          --        --            --        294,836         --         294,836
                                    ----------  --------  ----------   -------     ---------  -----------    ---------    ----------

Balance, March 31, 2004 ........... 19,421,178  $194,211  $5,575,601      --       $    --    $  (717,866)   $ (96,017)   $4,955,929
                                    ==========  ========  ==========   =======     =========  ===========    =========    ==========


The accompanying notes are an integral part of these consolidated statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

                                                                   2004           2003
                                                               -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) ......................................   $   294,836    $   284,932
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization ........................       598,025        348,610
      Deferred tax provision ...............................       130,000         30,000
      Loss on sale of equipment ............................          --              298
      Realized losses on impairment
        of securities ......................................          --           18,237
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable .........      (525,543)       100,878
        (Increase) decrease in inventories .................      (297,637)        68,860
        (Increase) decrease in prepaid expenses and
          other current assets .............................      (236,947)        11,894
        (Increase) decrease in other assets ................       102,875        (49,543)
         Increase in accounts payable ......................       181,483        214,504
         Increase in accrued expenses and taxes ............        64,198         33,451
                                                               -----------    -----------
             Net cash provided by operating activities .....       311,290      1,062,121
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment .............      (121,130)      (665,318)
    Proceeds from sales of plant and equipment .............          --            4,500
    Acquisition of Vulcan Industries, net of cash acquired .      (763,851)          --
    Proceeds from officer life insurance loans .............       637,485           --
    Other decrease in life insurance receivable ............       (22,400)          --
    Proceeds from the sale of marketable securities ........          --            3,963
                                                               -----------    -----------
             Net cash used in investing activities .........      (269,896)      (656,855)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from subscriptions receivable .................          --           23,655
    Proceeds from stock option receivable ..................        44,628           --
    Proceeds from long-term debt ...........................          --          339,463
    Proceeds from issuance of stock ........................        84,325          2,125
    Proceeds from short-term borrowings ....................       385,861           --
    Principal payments on debt and capital lease obligations      (555,920)      (786,767)
                                                               -----------    -----------
             Net cash used in financing activities .........       (41,106)      (421,524)
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH ............................           288        (16,258)

CASH, beginning of year ....................................         1,752         18,010
                                                               -----------    -----------

CASH, end of year ..........................................   $     2,040    $     1,752
                                                               ===========    ===========


The accompanying notes are an integral part of these consolidated statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------


NOTE 1 - ACQUISITION OF VULCAN INDUSTRIES:

         In August 2003, the Company purchased 100% of the common stock of Vulcan Industries, Inc., (Vulcan) a Michigan manufacturer of fabricated metal tubing serving the automotive, furniture and appliance industries. The aggregate purchase price of $2,014,015, including fees and expenses, was financed with a combination of cash, term and revolving debt from the Company's primary lender and notes payable to the selling shareholders. (See Note 4).


NOTE 2 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES:

         Consolidation:
         --------------

         The Consolidated financial statements include the accounts of Thermodynetics, Inc., and it's wholly owned subsidiaries, Turbotec Products, Inc., Vulcan Industries, Inc., TPI Systems, Inc. and National Energy Systems, Inc. (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

         Nature of Operations:
         ---------------------

         Thermodynetics, Inc. is a manufacturer of high performance, high quality heat exchangers, fabricated metal components and flexible connector products for heat transfer, transportation, and plumbing applications. The Company markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, automotive, biomedical, plumbing, appliance, water heating and aerospace industries.

         Estimates:
         ----------

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Inventories:
         ------------

         Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------



NOTE 2 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

         Property, Plant and Equipment:
         ------------------------------

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

         Intangible Assets:
         ------------------

         Patent costs were capitalized and amortized on a straight-line basis over 17 years. Other intangibles were historically amortized on a straight-line basis over their estimated useful lives.

         On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization (See
         Note 8). Annual impairment testing must be performed on these assets using guidance and criteria described in the statement. All other intangible assets are amortized over their estimated future lives.

         In accordance with SFAS 142, the Company has determined that the carrying value of its intangible assets with indefinite lives as of April 1, 2002 (date of transition), March 31, 2004 and 2003 were not impaired. Accordingly, the financial statements do not recognize any impairment losses for the years then ended.

         Cash Equivalents:
         -----------------

         The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2004 and 2003.

         Revenue Recognition:
         --------------------

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------


NOTE 2 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

         Income Taxes:
         -------------

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

         Stock Options:
         --------------

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

         The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition approach of SFAS 123:

                                                             2004        2003
                                                             ----       ----
             Net income (loss) as reported                $ 294,836  $ 284,932
             Deduct:  Stock-based employee
               compensation expense based on
               fair value of all awards, net of tax:          -           -
                                                          ---------  ---------
             Pro forma net income (loss)                  $ 294,836  $ 284,932
                                                          =========  =========

             Earnings per share:
             Basic - as reported                             $ 0.02     $ 0.02
                                                             ======     ======
             Basic - pro forma                               $ 0.02     $ 0.02
                                                             ======     ======
             Diluted - as reported                           $ 0.02     $ 0.02
                                                             ======     ======
             Diluted - pro forma                             $ 0.02     $ 0.02
                                                             ======     ======

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------


NOTE 2 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

         Earnings Per Common Share:
         --------------------------

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It replaced the presentation of primary EPS with a presentation of basic EPS.

         Reclassification:
         -----------------

         Certain amounts as of March 31, 2003 have been reclassified to conform with the March 31, 2004 presentation. The reclassifications have no material effect on the financial statements.

         New Pronouncements:
         -------------------

         During 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS"), SFAS No. 143 "Accounting for Retirement Obligations," which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. The initial adoption of this standard did not have a material impact on the Company's financial statements.

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

         In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements 4, 44, 64," which addresses the reporting related to the extinguishments of debt, accounting for intangible assets and the accounting for leases. The initial adoption of this standard did not have a material impact on the Company's financial statements.


         In April 2003, FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments. This statement is effective for contracts (as defined) entered into or modified after June 30, 2003. The initial adoption of this standard did not have a material impact on the Company's financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------

NOTE 2 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

         New Pronouncements (Continued):
         -------------------------------

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

         In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. The initial adoption of this standard did not have a material impact on the Company's financial statements.


NOTE 3 - FINANCIAL INSTRUMENTS:

         Concentrations of Credit Risk:
         ------------------------------

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivables and other assets:

            o Cash - The Company does not maintain cash balances that exceed federal depository insurance limits. At March 31, 2004 and 2003 all cash balances were fully insured.

            o Trade accounts receivable - The Company's customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide. Total sales to individual customers which exceeded ten percent of net sales during the years ended March 31, 2004 and 2003 aggregated 34% (2 customers) and 34% (3 customers), respectively. The Company performs on-going credit evaluations of its customers and generally does not require collateral. Allowances for potential credit losses are maintained and realized losses have been within management's expectations.

            o Other assets include a receivable relating to officers' life insurance (see Note 8) which represents the net aggregate proceeds due the Company for the reimbursement of policy premiums.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------

NOTE 3 - FINANCIAL INSTRUMENTS (Continued):

         Fair Value of Financial Instruments:
         ------------------------------------

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

            o Management has determined that it is not practicable to estimate the fair value of the receivable relating to officers' life insurance since these advances have been made to related parties and have no scheduled repayment terms

            o Line of credit - The carrying amount approximates fair value as the line of credit has a variable interest rate which fluctuates with the market.

            o Long-term debt and capital leases - The carrying amount approximates fair value as the interest rates on the various notes/leases approximate the Company's estimated incremental borrowing rate.

              The Company's financial instruments are held for other than trading purposes.


NOTE 4 - ACQUISITION OF VULCAN INDUSTRIES, INC.:

         The acquisition of Vulcan was accounted for as a purchase, and Vulcan is included in the Company's consolidated financial statements since August 1, 2003. The acquisition cost consisted of the following (rounded in thousands):

                   Debt issued for stock                $  1,250,000
                   Cash paid for stock                       500,000
                   Transaction fees and expenses             264,000
                                                        ------------

                                                        $  2,014,000
                                                        ============

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------



NOTE 4 - ACQUISITION OF VULCAN INDUSTRIES, INC. (Continued):

         The purchase price of $2,014,000 included a portion of the cash obtained through the surrender of officers' life insurance policies. The differences between the cash proceeds and the Company's long-term receivable relating to these policies, $103,000, was charged to earnings during the current period. Concurrent with the acquisition, term loan credit facilities in the maximum amount of $2,150,000 were arranged by Vulcan to finance machinery, equipment and related costs associated with a new production supply agreement schedule to begin in calendar year 2004.

         The acquisition cost allocated to the net tangible and intangible assets acquired, with the balance classified as goodwill based on the estimated fair values at the purchase, is as follows:


                   Property and equipment                      $     1,534,000
                   Accounts receivables                                878,000
                   Intangibles not subject to amortization             700,000
                   Goodwill                                            573,000
                   Amortizable intangible assets                       500,000
                   Inventory                                           323,000
                   Other current and long-term assets                   70,000
                   Liabilities                                 (     2,564,000)
                                                               ---------------

                                                               $     2,014,000
                                                               ===============

         Amortizable intangible assets consist of propriety technical knowledge and customer relationships, to be amortized over periods ranging from 25 to 30 years. Intangible assets not subject to amortization represent unpatented core technology and general manufacturing processes and procedures.

         Unaudited proforma combined results of operations of the Company and Vulcan for the current period, assuming the acquisition occurred at the beginning of the period and the preceding year, are as follows:

                                                                  Year Ended          Year Ended
                                                                March 31, 2004      March 31, 2003
                                                                --------------      --------------

                   Net revenues                                $    18,543,028    $    17,908,156
                   Net income                                          249,921            241,023
                   Net income per share - basic and diluted    $           .01    $           .01




                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------



NOTE 5 - INVENTORIES:

         The major classes of inventories consist of the following as of March
31:

                                                       2004              2003
                                                       ----              ----

                  Raw materials                  $  1,269,414     $    704,249
                  Finished goods                      840,781          823,842
                  Work-in-process                      67,976           29,248
                                                 ------------     ------------

                                                 $  2,178,171     $  1,557,339
                                                 ============     ============


NOTE 6 - NET PROPERTY AND EQUIPMENT:

         Property and equipment are summarized by major classifications as follows at March 31:

                                                       2004              2003
                                                       ----              ----

                  Machinery and equipment        $  10,505,516     $  5,593,598
                  Buildings                          4,915,480        4,915,480
                  Furniture and equipment            1,141,380          950,016
                  Leasehold improvements               969,267          852,565
                  Land                                 230,627          204,484
                                                 -------------     ------------
                                                    17,762,270       12,516,143
                  Less accumulated depreciation
                      and amortization               8,004,652        5,965,336
                                                 -------------     ------------

                                                 $   9,757,618     $  6,550,807
                                                 =============     ============


NOTE 7 - MARKETABLE EQUITY SECURITIES:

         The Company owned 37,000 shares of common stock of a publicly traded company which was classified as non-current marketable equity securities. During the year ended March 31, 2003, the Company received an aggregate of $3,963 for the sale of 10,500 shares. Shortly thereafter the issuer of the securities filed for bankruptcy protection and accordingly the remaining shares were written down to a zero valuation.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------



NOTE 8 - OTHER ASSETS:

         Other assets consist of the following at March 31:

                                                                              2004            2003
                                                                              ----            ----

                  Intangibles not subject to amortization                 $   700,000     $       -
                  Deferred assets                                             519,776          19,519
                  Intangible assets - Vulcan (net of amortization of
                    $12,000 at March 31, 2004)                                487,735             -
                  Officers life insurance receivable, net                     174,138         860,478
                  Investments                                                  94,856          94,856
                  Intangible assets, (net of prior amortization
                     of $410,630 as of March 31, 2004 and 2003)                93,741          93,741
                  Other                                                         9,171           9,171
                                                                          -----------     -----------

                                                                          $ 2,079,417     $ 1,077,765
                                                                          ===========     ===========

NOTE 9 - LINE OF CREDIT:

         The Company has a revolving line of credit (LOC) with a bank originally dated October 31, 1994. The agreement was amended on October 1, 2000 and January 23, 2002 and provides for a borrowing base equal to the sum of the following (as defined within the agreement): 80% of unpaid qualified receivables, the lesser of $1,200,000 or 50% of the lower of cost or market value of eligible raw and work-in-process inventory, plus the lesser of $350,000 or 50% of the lower of cost or market value of eligible finished goods inventory less 100% of the aggregate amount of then undrawn on all letters of credit and acceptances issued by the bank to a maximum of $2,400,000. Interest is charged at the bank's prime rate (4.00% and 4.25% at March 31, 2004 and 2003, respectively). The LOC contains various financial and non-financial covenants.At March 31, 2004 the Company had additional borrowing availability of $535,485 under this facility


         The Company, through its Vulcan subsidiary, also has a $1,250,000 revolving demand note dated February 23, 2004. The borrowing base is equal to the sum of the following (as defined within the agreement and related to Vulcan exclusively): 85% of unpaid qualified receivables, the lesser of $300,000 or 50% of the lower of cost or market value of eligible inventory, less 100% of the aggregate amount of then undrawn on all letters of credit and acceptances issued by the bank.At March 31, 2004 the Company had additional borrowing availability of $171,464 under this facility

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------


NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT:

         The Company has a $1,847,580 term loan dated July 25, 2003 to a financial institution. The note is payable in 60 monthly installments of $36,115 including principal and interest at 6.46% to March 31, 2009. The note is secured by specific equipment

         The Company has a $700,000 secured term note dated July 30, 2003 to a bank. The note is payable in 60 monthly installments of $11,667 commencing on September 1, 2003 with interest at a rate of prime (4.0% at March 31, 2004) plus 1%. The note is secured by substantially all assets of the Company.

         The Company has a $400,000 note payable to the City of Sturgis dated September 12, 2003. Subsequent to year end, the original agreement was amended and the note is payable interest only through September, 2004 at which time the principal payments commence. The note calls for principal payments of $5,749 plus interest at prime (4.0% at March 31, 2004) to September 12, 2010.

         The Company has various subordinated notes to the former shareholders of Vulcan totaling $581,500. These notes are subordinated in priority to any and all commercial financing. All scheduled payments can only be made at such time as the Company is not in default of such financing agreements. All notes bear interest on the outstanding principal balance at a fixed interest rate of 6%. Interest is to be paid quarterly commencing on March 31, 2004 until the notes are fully paid.

         The Company has non subordinated notes to the former shareholders of Vulcan totaling $400,000. Of this total $311,619 has been paid subsequent to year end and is reflected as a current liability. The remaining balance of $88,381 will be paid in four equal quarterly installments commencing September 16, 2004 plus interest at 9% with the fifth quarterly payment of all then outstanding amounts under the notes.

         The Company has $100,000 held in escrow in relation to the acquisition of Vulcan due to the former shareholders. This amount was released subsequent to year end and is therefore classified as a current liability.

         At March 31, 2004, the Company had $283,743 outstanding on a $300,000 line of credit agreement for the acquisition of equipment (Equipment
         LOC). These borrowings have been reflected as long-term debt in these financial statements consistent with the terms of this obligation which require the outstanding balance to be paid over sixty months with interest charged at the bank's prime rate.

         On January 23, 2002, the Company refinanced a mortgage, granted in 1999, and various secured term loans with the proceeds from a $2,025,000 secured term loan (Mortgage Loan) and a $700,000 secured term loan (Equipment Loan).

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------


NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT (Continued):

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

         The Equipment Loan is payable in sixty monthly principal installments of $11,667 plus interest at the bank's prime rate (4% and 4.25% at March 31, 2004 and 2003, respectively). The Equipment Loan is cross-collateralized with the Mortgage Loan and is secured by substantially all the assets of the Company.

         On June 25, 1996, the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,100,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building. (see Note 12) The note is payable in monthly installments of principal and interest of $10,510. The note had a fixed interest rate of 7.71%, as defined in the note.

         In addition, the Company must comply with certain financial and non-financial covenants, noncompliance with which would be considered an event of default and provide the bank with the right to demand repayment prior to the loan's maturity date.


                                                                       2004             2003
                                                                       ----             ----

             Note payable - financial institution               $  1,847,580     $        -
             Mortgage loan                                         1,797,188        1,898,438
             Equipment loan and line of credit                       885,665          920,843
             Mortgage note payable - multi-purpose building          851,792          894,593
             Note payable - a bank                                   618,331              -
             Subordinated notes - Vulcan shareholders                581,500              -
             Non-subordinated notes- Vulcan shareholders             400,000              -
             Note payable - City of Sturgis                          400,000              -
             Vulcan escrow                                           100,000              -
             Auto loan                                                13,233              -
                                                                ------------     ------------
                                                                   7,495,289        3,713,874
             Less: current maturities                              1,601,447          375,104
                                                                ------------     ------------

                                                                $  5,893,842     $  3,338,770
                                                                ============     ============



                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------



NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT (Continued):


         Maturities of long-term debt for each of the years succeeding March 31, 2004 are as follows:

                     Year ending March 31,
                     ---------------------
                         2005                            $ 1,601,447
                         2006                              1,109,324
                         2007                              1,051,670
                         2008                                840,420
                         2009 and thereafter               2,892,428
                                                         -----------

                                                         $ 7,495,289
                                                         ===========


NOTE 11 - LEASES:

The Company leases a building at Airport Industrial Park, Sturgis Michigan. The lease expires December 31, 2007 and requires a monthly rental payment of $6,250. Rent expense for the period ending March 31, 2004 was $50,120.

         On July 24, 2001, the Company entered into a capital lease for certain computer equipment. The lease calls for 60 monthly payments of $2,689 including principal and interest at 9.6% per annum.

         Computer equipment under capital lease included in net property, plant and equipment at March 31, 2004 is as follows:

                         Furniture and equipment         $ 127,691
                         Less accumulated amortization      68,102
                                                         ---------

                                                         $  59,589
                                                         =========

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------

NOTE 11 - LEASES (Continued):

         The following is a schedule by year of future minimum rental payments required under the above lease as of March 31, 2004:

                                                          Capital
                  Year                                     Lease
                  ----                                     -----

                  2005                                   $ 32,268
                  2006                                     32,268
                  2007                                      9,588
                                                         --------
                  Total minimum lease payments             74,124
                  Less amounts representing
                      interest                              8,092
                                                         --------
                  Present value of net
                      minimum lease payments               66,032
                  Less current portion of
                      obligations under capital lease      26,973
                                                         --------

                  Long-term obligations
                      under capital lease                $ 39,059
                                                         ========


NOTE 12 - STOCKHOLDERS' EQUITY:

         Stock Options:
         --------------

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------



NOTE 12 - STOCKHOLDERS' EQUITY (Continued):

         The option price and the value awarded for bonuses shall not exceed 33.33% of the fair market value on the effective date of the option or bonus. The value awarded for stock appreciation rights shall be equal to the excess of fair market value on the day of exercise less the fair market value on the effective date of the award. Through March 31, 2004, no options, shares or SARs had been granted under these plans.

         In May, 1995 and August 1999, the Board of Directors granted options to employees and directors which provide the opportunity to purchase a total of 5,000,000 shares of common stock at an exercise price of $.055 per share (market price at the date of issuance). Through March 31, 2004, 4,603,068 shares had been issued as a result of the exercise of options, resulting in a charge to operations of $-0- for the years ended March 31, 2004 and 2003. All remaining options expired in September 2002.

         A summary of the status of the Company's stock option plan as of March 31, 2004 and 2003 and changes during the years ending on those dates is presented below:

                                              2004                    2003
                                     --------------------- ---------------------
                                     Outstanding   Price   Outstanding     Price
                                     ------------ -------- -------------  ------

        Outstanding at beginning
          of year                          -          -        396,932     $.055
        Granted                            -          -            -           -
        Excercised                         -          -            -           -
        Expired                            -          -       (396,932)    $.055
                                     ------------          ------------
        Outstanding at end of year         -                     -
                                    =============         =============




         The fair value of each option grant is estimated on the date of grant with the following assumptions:

                         Expected dividend yield                0%
                         Expected volatility                   42%
                         Risk-free interest rate              6.5%
                         Expected life of options        76 months

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------


NOTE 13 - EARNINGS PER COMMON SHARE:

         A reconciliation of the numerators and denominators of the basis and diluted Earnings per Common Share (EPS) computations for the years ended March 31:

                                                   2004                      2003
                                         -----------------------   ------------------------
                                         Income        Shares       Income         Shares
                                        (Numerator) (Denominator) (Numerator)  (Denominator)
                                         ---------  ------------  ----------    -----------

         Net income ..................    $294,836                  $284,932
                                         ---------                ----------
         Basic EPS
          Income available to common
           stockholders ..............     294,836    18,385,085     284,932     18,035,173
         Effect of Dilutive Securities
           Stock options .............       --             --          --             --
                                         ---------  ------------  ----------    -----------
         Diluted EPS
         Income available to common
           stockholders  including
           assumed  conversions ......    $294,836    18,385,085    $284,932     18,035,173
                                         =========  ============  ==========    ===========



NOTE 14 - RENTAL OF MULTI-PURPOSE BUILDING:

         The Company leases a portion of its multi-purpose building (see Note
         10) to an unrelated tenant under an agreement which expires August 31, 2005. Rental income aggregated $62,052 and $60,375 for the years ended March 31, 2004 and 2003, respectively, and is included in other income (expense) net in the accompanying consolidated statements of operations and comprehensive income.


NOTE 15 - RESEARCH AND DEVELOPMENT COSTS:

         Research and development costs charged to selling, general and administrative expenses amounted to $158,551 and $119,412 for the years ended March 31, 2004 and 2003, respectively.


NOTE 16 - ADVERTISING:

         The Company expenses the production costs of advertising when the costs are incurred. Advertising expense charged to selling, general and administrative expenses totaled $36,583 and $33,183 for the years ended March 31, 2004, and 2003, respectively.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------

NOTE 17 - INCOME TAXES:

         The provision for income taxes consists of the following:


                        2004         2003
                    ----------    ---------

         Current
          State         18,000        8,000
                    ----------    ---------

         Deferred      112,000       30,000
                    ----------    ---------

                    $  130,000    $  38,000
                    ==========    =========



         The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company's AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. For 2004 and 2003, the Company had no liability for state taxes based upon income. State taxes accrued were based on net worth and, accordingly, included in selling, general and administrative expenses.

         The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for fiscal years 2004 and 2003. The principal reasons for this difference are listed in the following table:

                                                       2004          2003
                                                   -----------    ----------

         Statutory federal  and state income tax          34 %          34 %
         Amortization and other                          -17             5
         Utilization of net operating loss
          carryforwards                                   14            23
         Change in valuation allowance                     -           -50
                                                   -----------    ----------

                                                          31 %          12 %
                                                   -----------    ----------

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------

NOTE 17 - INCOME TAXES (Continued):

         The significant components of the deferred tax provision are as follows:


                                                2004         2003
                                             ---------    --------

         Net operating loss- federal         $  50,000    $ 84,000
         Property and equipment, net           116,000      61,000
         Other                                 (21,000)    (21,000)
         Uniform capitalization                (35,000)      2,000
         Write down of marketable security       2,000        --
         Valuation Allowance                      --       (96,000)
                                             ---------    --------

                                             $ 112,000    $ 30,000
                                             =========    ========


         The components of the net deferred tax accounts as of March 31, 2004 and 2003 are as follows:

                                                  2004         2003
                                              -----------    ---------
         Deferred tax assets:
          Net operating loss                  $   472,000    $ 522,000
          Investment tax credits                  144,000      144,000
          Uniform capitalization                   47,000       23,000
          Write down of marketable security       141,000      143,000
          Valuation Reserve                          --           --
          Research and development credit          35,000         --
          Other                                    29,000       43,000
                                              -----------    ---------
           Total deferred tax assets              868,000      875,000
         Deferred tax liabilities:
          Property and equipment, net          (1,118,000)    (925,000)
                                              -----------    ---------

           Net deferred tax asset (liability) $  (250,000)   $ (50,000)
                                              ===========    =========

         The Company has approximately $1,200,000 of net operating losses for federal income tax reporting purposes available for carryforward, which expire in years ending March 31, 2004 through 2011. Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, the write down of a marketable security for financial reporting; inventory capitalization adjustments recorded for tax reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Unused tax credit carryovers totaled approximately $144,000 as of March 31, 2004 and expire in years through March 31, 2008.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2004 AND 2003
                       -----------------------------------

NOTE 17 - INCOME TAXES (Continued):

         The Company establishes a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.


NOTE 18 - 401(k) PLAN:

         The Company has a defined contribution 401(k) plan, which covers all participating employees who are over the age of 21 years and have at least one year of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Matching contributions are made, in the form of Company common stock, subsequent to the close of the Company's fiscal year. Contributions for the years ended March 31, 2004 and 2003 totaled $21,800, and $13,750, respectively.


NOTE 19 - EMPLOYMENT CONTRACTS:

         The Company has a consulting agreement with a former shareholder of Vulcan Industries. The agreement commenced in August 2003 and continues for a twelve month period, renewable for four terms of ninety days. The agreement provides for a payment of $9,200 per month.

         The Company has an employment agreement with a former shareholder of Vulcan Industries. The agreement commenced in August 2003 and continues for thirty-six months, renewable for an additional twelve months. The agreement calls for a base salary of $100,000 per year.

         The Company has employment agreements with two of its employees which currently renew on a year to year basis. These agreements provide for combined annual base salaries of $215,000 for the fiscal years ended March 31, 2004 and 2003. The employees may also earn a discretionary bonus based on criteria established by the Board of Directors.

         The Company has also entered into employment agreements with two employees and directors, which were renewed through March 2009 These agreements provide for an annual base salary of approximately $180,000 each, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage.

         In the event of termination, all four agreements provide for the continuation of compensation and benefits. However, the employees may not compete with the Company within the United States for a period of two years after termination.


NOTE 20 - STOCK BONUSES:

         On October 30, 2003 the Company's Board of Directors approved the award of an aggregate of 100,000 shares issued on January 14, 2004 to the three independent directors and one officer/director of the Company.

         On October 30, 2003 the Company's Board of Directors approved the award of an aggregate of 1,050,000 shares issued on February 20, 2004 to officers of the Company. A portion of the shares will be released upon vesting on April 1, 2004, April 1, 2005, and July 31, 2005; therefore, the compensation expense is being amortized over this period.


NOTE 21 - CASH FLOW INFORMATION:

         Cash paid for interest was $365,421 and $389,272 for the years ended March 31, 2004 and 2003.

         Long-term debt of $2,131,323 and $113,000 was incurred when the Company acquired equipment and vehicles during the years ended March 31, 2004 and 2003, respectively.

         Issuance of stock pursuant to 401(k) plan was $19,750 for the year ended March 31, 2003.

         The Company purchased all the capital stock of Vulcan Industries, Inc. for $2,014,051. In conjunction with the acquisition, liabilities were assumed as follows:

                   Fair value assets acquired            $ 4,578,330
                   Cash paid for the capital stock       (   764,051)
                   Debt issued for capital stock         ( 1,250,000)
                                                         -----------

                                                         $ 2,564,279
                                                         ===========

                  (3)(a)(i)     Certificate  of  Incorporation,  as amended. (a)
                  (3)(a)(ii) February 9, 1987 Amendment to Certificate of Incorporation.(b)

                  (3)(b)        By-Laws. (c)

                  (4)(i)        Form of Common Stock certificate. (d)

                  (10)(i) Form of Employment Contract for Chairman, and for President of the Company.

                  (11)(i) Calculations of Earnings Per Common Share. This information is presented in Footnote 12 to the Consolidated Financial Statements.

                  (21) Subsidiaries - The table following the list of exhibits indicates the wholly owned subsidiaries of Thermodynetics, Inc. and their respective states of incorporation.

                  (99.1)        CEO Certification

                  (99.2)        CFO Certification

         Name                    State of Incorporation   Year of Incorporation
--------------------------------------------------------------------------------

Turbotec Products, Inc.               Connecticut                1978

Vulcan Industries, Inc.               Michigan                   1991

National Energy Systems, Inc.         Connecticut                1984

TPI Systems, Inc.                     Connecticut                1983
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



TDYN 10-KSB 2004 (10-KSB 04 TDYN FINAL FILING 06-25-04)

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

(Registrant) THERMODYNETICS, INC.



By: /S/ ROBERT A. LERMAN
   -----------------------------------------
    Robert A. Lerman, President,
    Chief Executive Officer,
    and Director

Date: June    25, 2004


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  (Registrant)
                              THERMODYNETICS, INC.


By: /S/ ROBERT A. LERMAN                   By: /S/ JOHN F. FERRARO
   --------------------------------------      ---------------------------------
    Robert A. Lerman, President                John F. Ferraro, Chairman of
    Chief Executive Officer, and Director      the Board, Secretary and Director

Date: June    25   , 2004                   Date: June   25  , 2004
           --------                                    ------



By: /S/ ROBERT I. LIEBERMAN                 By:/S/ ANTHONY C. MIRABELLA
   --------------------------------------      ---------------------------------
    Robert I. Lieberman, Chief                 Anthony C. Mirabella, Director
    Financial Officer and Treasurer

Date: June    25   , 2004                   Date: June   25  , 2004
           --------                                    ------



By: /S/ JOHN J. HUGHES                      By:/S/ FRED H. SAMUELSON
   --------------------------------------      ---------------------------------
    John J. Hughes, Director                   Fred H. Samuelson, Director

Date: June    25   , 2004                   Date: June   25  , 2004
           --------                                    ------