Form 10QSB
period 2004-06-30
THERMODYNETICS INC
filed 2004-08-11
CIK 351902

UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarterly period ended June 30, 2004    Commission File Number: 0-10707
                               -------------                            -------


                              THERMODYNETICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                       06-1042505
-----------------------------------         ------------------------------------
(State or other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

651 Day Hill Road, Windsor, CT        06095                        860-683-2005
--------------------------------------------------------------------------------
(Address of Principal              (Zip Code)                 (Telephone Number)
   Executive Offices)


-------------------------------------------------------------------------------
              (Former name,former address and former fiscal year,
                         if changed since last report.)




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


        Class                                       Outstanding at June 30, 2004
----------------------------                        ----------------------------
 Common stock $.01 Par Value                             19,713,582 Shares





Transitional Small Business Disclosure Format     Yes (  )   No ( x )

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                     Page Number
                                                                     -----------


  PART I        FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets
                   June 30, 2004 and March 31, 2004.....................      3

                Consolidated Statements of Income
                   Three Months Ended June 30,
                   2004 and 2003........................................      4


                Consolidated Statements of Cash Flows
                   Three Months Ended June 30,
                   2004 and 2003........................................      5

                Notes to Consolidated Financial Statements..............    6-8

        Item 2. Management's Discussion and Analysis or
                                   Plan of Operation ...................    9-11

        Item 3. Controls and Procedures ................................     11


  PART II       OTHER INFORMATION

        Item 1. Legal Proceedings.......................................     12

        Item 2. Changes in Securities...................................     12

        Item 3. Defaults Upon Senior Securities.........................     12

        Item 4. Submission of Matters to a Vote of Security Holders.....     12

        Item 5. Other Information.......................................     12

        Item 6. Exhibits and Reports on Form 8-K........................     12

 SIGNATURE PAGE ........................................................     13

                          PART I: FINANCIAL INFORMATION
                          ------  ---------------------

Item 1.  Financial Statements.
         --------------------
                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                    ------
                                                             June 30, 2004   March 31, 2004
                                                             -------------   -------------
                                                              (Unaudited)      (Audited)
CURRENT ASSETS
--------------
  Cash ...................................................   $      2,040    $      2,040
  Accounts Receivable, Net ...............................      2,917,367       2,452,014
  Inventories ............................................      2,251,096       2,178,171
  Prepaid Expenses and Other Current Assets ..............        260,617         303,187
                                                             ------------    ------------
    Total Current Assets .................................      5,431,120       4,935,412
                                                             ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
  Property, Plant and Equipment - At Cost ................     17,895,406      17,762,270
  Less: Accumulated Depreciation .........................      8,180,818       8,004,652
                                                             ------------    ------------
   Property, Plant, and Equipment - Net ..................      9,714,588       9,757,618
                                                             ------------    ------------

OTHER ASSETS
------------
  Goodwill ...............................................        573,305         573,035
  Intangible Assets - Net of Amortization ................      1,276,551       1,281,476
  Officers' Life Insurance Receivable ....................        142,517         174,138
  Investment in Unaffiliated Company .....................         94,856          94,856
  Deposits and Other .....................................        673,223         528,947
                                                             ------------    ------------
    Total Other Assets ...................................      2,760,182       2,652,452
                                                             ------------    ------------

TOTAL ASSETS .............................................   $ 17,905,890    $ 17,345,482
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts Payable .......................................   $  2,924,626    $  2,296,600
  Accrued Taxes and Expenses .............................        254,649         340,537
  Current Portion of Long-Term Debt ......................      1,214,736       1,628,420
  Notes Payable - Bank ...................................      2,237,705       1,941,095
                                                             ------------    ------------
    Total Current Liabilities ............................      6,631,716       6,206,652
                                                             ------------    ------------

DEFERRED INCOME TAXES ....................................        310,000         250,000
LONG-TERM DEBT ...........................................      5,780,531       5,932,901

STOCKHOLDERS' EQUITY
--------------------
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 19,713,582 shares
      at 6/30/04 and 19,421,178 shares at 3/31/04 ........        197,135         194,211
    Additional Paid-in Capital ...........................      5,594,023       5,575,601
  Less:  Stock subscriptions receivable ..................         96,017          96,017
  Retained Earnings (Deficit) ............................       (511,498)       (717,866)
                                                             ------------    ------------
    Total Stockholders' Equity ...........................      5,183,643       4,955,929
                                                             ------------    ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ...................................   $ 17,905,890    $ 17,345,482
                                                             ============    ============

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                    2004          2003
                                                                    ----          ----

Net Sales ......................................                $ 5,624,703   $ 3,013,267

Cost of Goods Sold .............................                  4,434,393     2,099,298
                                                                -----------   -----------

Gross Profit ...................................                  1,190,310       913,969

Selling, General & Administrative Expenses .....                    802,348       628,151
                                                                -----------   -----------

Income From Operations .........................                    387,962       285,818
                                                                -----------   -----------

Other Income (Expense)
     Interest Expense, Net ......................               (   115,295)  (    79,758)
     Other - Net ................................               (     6,300)  (     1,800)
                                                                -----------   -----------
     Total Other Income (Expense) ...............               (   121,595)  (    81,558)
                                                                -----------   -----------

Income Before Income Taxes ......................                   266,367       204,260

Provision for Income Taxes ......................                    60,000        50,000
                                                                -----------   -----------

Net Income ......................................               $   206,367   $   154,260
                                                                ===========   ===========

Earnings per Share-Basic ........................               $       .01   $       .01
                                                                ===========   ===========

Earnings per Share-Diluted ......................               $       .01   $       .01
                                                                ===========   ===========

Weighted Average Shares Outstanding- Basic ......                19,697,690    18,226,178
                                                                ===========   ===========
Weighted Average Shares Outstanding- Diluted.....                19,697,690    18,226,178
                                                                ===========   ===========


             The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)

                                                                     2004         2003
                                                                     ----         ----
OPERATING ACTIVITIES:
---------------------
Net income ....................................................   $ 206,368    $ 154,260
         Adjustments to reconcile net income to net cash
         provided by (usedin) operating activities:
  Depreciation and amortization ...............................     181,091       86,498
  Deferred tax provision ......................................      60,000       50,000
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable ...................     628,026    ( 181,789)
    Decrease (increase) in prepaid expenses ...................   ( 201,706)   (  62,449)
    and other assets
    Decrease (increase) in accounts receivable ................   ( 465,353)   ( 331,912)
    Decrease (increase) in inventories ........................   (  72,925)      77,556
    Increase (decrease) in accrued taxes and expenses .........   (  64,542)       8,531
                                                                  ---------    ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                    270,959    ( 199,305)
                                                                  ---------    ---------
INVESTING ACTIVITIES;
---------------------
  Purchases of property, plant and equipment ..................   ( 133,136)   (  66,989)
                                                                  ---------    ---------

NET CASH (USED IN) INVESTING ACTIVITIES .......................   ( 133,136)   (  66,989)
                                                                  ---------    ---------

FINANCING ACTIVITIES
--------------------
  Net proceeds (payments) on revolving and term debt ..........   ( 137,823)     266,137
                                                                  ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                  ( 137,823)     266,137
                                                                  ---------    ---------

INCREASE (DECREASE) IN CASH ...................................         -0-    (     157)

CASH AT BEGINNING OF PERIOD ...................................       2,040        1,752
                                                                  ---------    ---------

CASH AT END OF PERIOD .........................................   $   2,040    $   1,595
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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

         NOTE 1:  BASIS OF PRESENTATION
                  ---------------------

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 2004 and June 30, 2003 are not necessarily indicative of the results to be expected for the full year.


         NOTE 2:  INVENTORIES
                  -----------

         Inventories consist of the following at:
                                             June 30, 2004       March 31, 2004
                                             -------------       --------------
                  Raw materials                $ 1,271,459          $ 1,269,414
                  Work-in-process                   72,601               67,976
                  Finished goods                   907,036              840,781
                                               -----------          -----------
                                               $ 2,251,096          $ 2,178,171
                                               ===========          ===========

         Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.


         NOTE 3:  EARNINGS PER SHARE
                  ------------------

         The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three months ended June 30, 2004 and June 30, 2003 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average numbers of shares outstanding used in the calculations are as follows:

                                                                   Three Months Ended
                                                             June 30, 2004   June 30, 2003
                                                             -------------   -------------
         Weighted Average Shares Outstanding- Basic            19,697,690     18,226,178
         Assumed Conversion of Stock Options                          -0-           -0-
                                                               ----------     ----------
         Weighted Average Shares Outstanding- Diluted          19,697,690     18,226,178
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

         The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows:

                                                   June 30, 2004  March 31, 2004
                                                   -----------    --------------
           Assets:
             Uniform capitalization adjustment ..  $    42,000      $    47,000
             Net operating loss carryforward ....      459,000          472,000
             Investment tax credits .............      144,000          144,000
             Write down of marketable security ..      162,000          141,000
             Other ..............................       70,000           64,000
                                                   -----------      -----------
                                                       877,000          868,000
                                                   -----------      -----------
           Liabilities:
             Accelerated depreciation ...........   (1,187,000)      (1,118,000)
                                                   -----------      -----------
                                                    (1,187,000)      (1,118,000)
                                                   -----------      -----------
           Net deferred tax asset (liability) ...  $  (310,000)     $  (250,000)
                                                   ============     ============

         At June 30, 2004, the Company had net operating loss carryforwards of approximately $970,000 expiring from 2004 to 2011.


         NOTE 5:  CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES
                  -------------------------------------------------------

         The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                       3 Months Ended June 30,
                                                       -----------------------
                                                          2004          2003
                                                         -----          ----
                 Cash payments for interest .....      $ 115,295     $ 79,758
                 Issuance of stock to 401(K) plan      $  21,346         -0-


         NOTE 6: FINANCIAL ACCOUNTING STANDARDS
                 ------------------------------

         In December, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123 and SFAS 148.

         In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements 4, 44, 64. The adoption of this standard did not have a material impact on the Company's financial statements.

         In April 2003, FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement is effective for contracts (as defined) entered into or modified after June 30, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

         In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. The Company does not believe that the adoption of this interpretation will have any effect on its financial statements.

         In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial

         Instruments with Characteristics of both Liabilities and Equity." The adoption of this standard did not have a material impact on the Company's financial statements.

         NOTE 7: ACQUISITION OF VULCAN INDUSTRIES, INC.
                 --------------------------------------

         In August, 2003 the Company purchased 100% of the common stock of Vulcan Industries, Inc, a Michigan manufacturer of fabricated metal tubing products serving the automotive, furniture and appliance industries. The acquisition of Vulcan provides the Company with enhanced competencies in its core technologies and is expected to assist in developing additional markets for the combined entity. The aggregate purchase price of $2,014,000, including fees and expenses, was financed with a combination of cash, term and revolving debt from the Company's primary lender and notes payable to the selling shareholders. Concurrent with the acquisition, term loan credit facilities in the maximum amount of $2,150,000 were arranged to finance machinery, equipment and related costs associated with a new production supply agreement scheduled to begin this fiscal year.

         The acquisition was accounted for as a purchase, and Vulcan has been included in the Company's consolidated financial statements since August 1, 2003. The acquisition cost (rounded to the nearest thousand) consisted of the following:

                                Cash paid for stock                $500,000
                                Debt issued for stock             1,250,000
                                Transaction fees and expenses       264,000
                                                                 ----------
                                Total acquisition cost           $2,014,000
                                                                 ==========

         The acquisition cost was allocated to the net tangible and intangible assets acquired, with the balance classified as goodwill (rounded to the nearest thousand), based on the estimated fair values at the date of the purchase, as follows:

               Accounts receivable                                 $878,000
               Inventory                                            323,000
               Other current and long-term assets                    70,000
               Property and equipment                             1,534,000
               Amortizable intangible assets                        500,000
               Intangible assets not subject to amortization        700,000
               Goodwill (all deductible for tax purposes)           573,000
               Liabilities                                       (2,564,000)
                                                                 ----------
                           Total                                 $2,014,000
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

         Unauditedpro forma combined results of operations (rounded to the nearest thousand) of the Company and Vulcan for the corresponding interim period of the preceding year, assuming the acquisition occurred at the beginning of the period, is as follows:

                                                Three Months Ended June 30, 2003
                                                --------------------------------
         Net revenues                                      $ 4,587,000

         Net income                                        $   140,000

         Net income per share - basic and diluted          $     . 01

                      THERMODYNETICS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        RESULTS OF OPERATIONS
        ---------------------

        Net sales for the three months ended June 30, 2004 reached a record level of $5,624,703, substantially higher than the $3,013,267 for the comparable quarter of the prior year. Sales for the current year include Vulcan Industries, Inc., a Michigan manufacturer of fabricated metal tubing products serving the automotive, furniture and appliance industries, acquired in August 2003. Excluding sales from Vulcan, consolidated net sales for the period ended June 30, 2004 increased by $1,199,254, or 40%, over the period ended June 30, 2003
        Certain markets served by the Company, led by residential water source heat pump applications, have strong requirements for products in the spring months in order to meet inventory stocking requirements for the primary building season. This core business, spurred by new housing starts in many regions of the US, continues to grow. Other markets, notably boiler tubing applications, commercial ice machines and swimming pool heat pumps, also exhibited strong sales during the first fiscal quarter. Commercial and industrial applications also began to exhibit a long anticipated rebound in demand, further fueling the considerable growth in sales to that market. Shipments to customers relating to automotive applications fluctuated as high gasoline prices adversely affected new car sales during the period. New long term automotive based supply programs are scheduled to commence in the coming months that should significantly increase shipments.
        Gross profit margins in the June 2004 quarter declined from the comparable period of the prior year (21% vs. 30% of net sales). The Company's automotive related customers feature large volume requirements having higher direct costs as a percentage of selling price than the Company's historical product mix. Coaxial coil applications have higher engineering and value added content, thereby generating higher contribution margins. In addition, commodity prices of metals, principally copper and nickel, has risen sharply during the current quarter to their highest levels in the past six years. Although the effects of these cost increases are shared with most customers, the net impact is a reduction of gross margin. Direct labor unit costs and manufacturing overhead expenses remained flat between the years as higher labor rates were largely offset by improvements in efficiency and productivity resulting from the current product mix.
        Selling, general and administrative expenses increased by $174,197 over the same period last year. In addition to the increase in expenses related to the inclusion of Vulcan's operations, personnel were added in sales and customer service, engineering and other support functions in both fiscal 2004 and 2005. As the Company plans on further additions to its marketing and engineering staffs, future period operating expenses are expected to increase.
        Interest expense increased from $79,758 in the June 2003 quarter to $115,295 in the current period due to additions in term and revolving debt relating to both the Vulcan acquisition and its ongoing operations.
        Income before income taxes for the three months ended June 30, 2004 was $266,367 or 5% of net sales as compared to $204,260 or 7% of net sales for the prior year period. Net income was $206,367 in the current quarter vs. $154,260 for the same period last year. Earnings per share were $.01 for both quarterly periods computed on both a basic and fully diluted basis.

        LIQUIDITY AND CAPITAL RESOURCES
        -------------------------------

        At June 30, 2004 working capital was a negative $1,200,596 compared to a negative $1,271,240 at March 31, 2004, primarily resulting from short term debt issued by the Company in conjunction with the acquisition of Vulcan. In addition, at the time of the purchase, Vulcan had a negative working capital position. On a consolidated basis, current assets increased by $495,708 and total assets increased by $560,408 over March 31, 2004. Consolidated current liabilities increased by $425,064 for the same period, primarily as a result of start up expenses relating to a long term automotive supply program scheduled to begin in the second quarter of this fiscal year.
        Accounts receivable increased by $465,353 from March 2004 reflecting significantly higher levels of shipments of heat exchanger and heat transfer products in the first quarter of this fiscal year. Concurrently, inventories increased by only $72,925 due to more efficient inventory management coupled with refinements to stocking programs in place with major metal tubing suppliers. Accounts payable increased by $628,026 in the same period due to the start up expenses for the large automotive program, coupled with higher invoice prices charged for metal tubing by mills and related suppliers.
        Investing activities relating to purchases of fixed assets were significantly reduced in the current period compared to recent quarters as the Company completed several large projects during the prior fiscal year. New capital project expenditures are projected to increase during the balance of the year as the Company is adding new production equipment. These additions are to be funded through a special purpose revolving line of credit converting to term debt.
        Net cash repayments from financing activities was $137,823 in the quarter ended June 30, 2004 compared to net cash borrowings of $266,137 for the comparable period of the prior year. During the current year the Company began to pay down a portion of the debt resulting from the Vulcan acquisition and the amortization of term debt related to the purchase of equipment located at that subsidiary.
         Cost increases continue to play a more significant role in the Company's day-to-day operations as metal pricing surcharges have been instituted by the Company's major tubing suppliers. Improvements in manufacturing processes and procedures enable the Company to offset a portion of the effects of increased costs and continuing internal refinements are expected to generate ongoing cost reductions. Future increases in interest rates will impact both the Company's cost of borrowing to fund future growth as well as the ability of its customers to sell products in markets sensitive to interest rate fluctuations.

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

Item 3            CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures -
        Management believes that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the reported period provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act under the Exchange Act.

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

    (a) Exhibits:
        ---------

        Rule 13a-14(a) / 15d-14(a) Certifications:
           o   Exhibit 31(a)     Certification of Chief Executive Officer.
           o   Exhibit 31(b)     Certification of Chief Financial Officer.

        Section 1350 Certifications:
           o   Exhibit 32(a)     Certification of Chief Executive Officer.
           o   Exhibit 32(b)     Certification of Chief Financial Officer.

    (b) Reports on Form 8-K:
        --------------------

         None filed during this period.

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                 SIGNATURE PAGE
                                 --------------







         In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                    THERMODYNETICS, INC.



         Date: August 11, 2004      By:      /s/  Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President and Chief Executive Officer


         Date: August 11, 2004      By:      /s/  Robert I. Lieberman
                                           -------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer