Form 10QSB
period 2004-09-30
THERMODYNETICS INC
filed 2004-11-08
CIK 351902

UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


                                   Form 10-QSB



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarterly period ended September 30, 2004 Commission File Number:0-10707
                              -------------------                        -------


                              THERMODYNETICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




          Delaware                                    06-1042505
-----------------------------------         ------------------------------------
(State or other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

651 Day Hill Road, Windsor, CT        06095                        860-683-2005
--------------------------------------------------------------------------------
(Address of Principal              (Zip Code)                 (Telephone Number)
   Executive Offices)


-------------------------------------------------------------------------------
              (Former name,former address and former fiscal year,
                         if changed since last report.)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


        Class                                  Outstanding at September 30, 2004
---------------------------------              ---------------------------------
  Common stock $.01 Par Value                          19,713,582 Shares



Transitional Small Business Disclosure Format     Yes (  )   No ( x )

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                     Page Number
                                                                     -----------


  PART I         FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets
                September 30, 2004 and March 31, 2004...................    3

             Consolidated Statements of Income
                Three Months Ended September 30,
                2004 and 2003...........................................    4

             Consolidated Statements of Income
                Six Months Ended September 30,
                2004 and 2003...........................................    5

             Consolidated Statements of Cash Flows
                Six Months Ended September 30,
                2004 and 2003...........................................    6

             Notes to Consolidated Financial Statements.................  7-9

    Item 2.  Management's Discussion and Analysis or
                                Plan of Operation ......................  10-12

    Item 3.  Controls and Procedures ...................................   12


  PART II        OTHER INFORMATION

    Item 1.  Legal Proceedings..........................................   13

    Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.   13

    Item 3.  Defaults Upon Senior Securities............................   13

    Item 4.  Submission of Matters to a Vote of Security Holders........   13

    Item 5.  Other Information..........................................   13

    Item 6.  Exhibits and Reports on Form 8-K...........................   13

 SIGNATURE PAGE ........................................................   14

                          PART I:   FINANCIAL INFORMATION
                          ------    ---------------------

Item 1.  Financial Statements.
         ---------------------


                     THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                   September 30,  March 31, 2004
                                                                   ------------   --------------
                                                                       2004
                                                                       ----
                                                                   (Unaudited)       (Audited)

CURRENT ASSETS
--------------
  Cash ...........................................................  $      2,040    $      2,040
  Accounts Receivable, Net .......................................     3,096,961       2,452,014
  Inventories ....................................................     2,688,132       2,178,171
  Prepaid Expenses and Other Current Assets ......................       293,392         303,187
                                                                    ------------    ------------
    Total Current Assets .........................................     6,080,525       4,935,412
                                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
  Property, Plant and Equipment - At Cost ........................    18,131,259      17,762,270
  Less: Accumulated Depreciation .................................     8,357,897       8,004,652
                                                                    ------------    ------------
   Property, Plant, and Equipment - Net ..........................     9,773,362       9,757,618
                                                                    ------------    ------------

OTHER ASSETS
------------
  Goodwill .......................................................       573,035         573,035
  Intangible Assets - Net of Amortization ........................     1,272,051       1,281,476
  Officers' Life Insurance Receivable ............................       142,517         174,138
  Investment in Unaffiliated Company .............................        94,856          94,856
  Deposits and Other .............................................       973,990         528,947
                                                                    ------------    ------------
    Total Other Assets ...........................................     3,056,449       2,652,452
                                                                    ------------    ------------
TOTAL ASSETS .....................................................  $ 18,910,336    $ 17,345,482
                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts Payable ...............................................  $  3,049,079    $  2,296,600
  Accrued Taxes and Expenses .....................................       279,487         340,537
  Current Portion of Long-Term Debt ..............................     1,292,892       1,628,420
  Notes Payable ' Bank ...........................................     2,905,618       1,941,095
                                                                    ------------    ------------
    Total Current Liabilities ....................................     7,527,076       6,206,652
                                                                    ------------    ------------
DEFERRED INCOME TAXES ............................................       370,000         250,000
LONG-TERM DEBT ...................................................     5,619,208       5,932,901

STOCKHOLDERS' EQUITY
--------------------
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 19,713,582 shares
      at 9/30/04 and 19,421,178 shares at 3/31/04 ................       197,135         194,211
    Additional Paid-in Capital ...................................     5,594,023       5,575,601
  Less:  Stock subscriptions receivable ..........................        96,017          96,017
  Retained Earnings (Deficit) ....................................      (301,089)       (717,866)
                                                                    ------------    ------------
    Total Stockholders' Equity ...................................     5,394,052       4,955,929
                                                                    ------------    ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ...........................................  $ 18,910,336    $ 17,345,482
                                                                    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                          2004           2003
                                                          ----           ----
     Net Sales .....................................  $ 5,752,153   $ 4,171,870

     Cost of Goods Sold ............................    4,470,304     3,119,348
                                                      -----------   -----------

     Gross Profit ..................................    1,281,849     1,052,522

     Selling, General & Administrative Expenses ....      887,237       748,485
                                                      -----------   -----------

     Income From Operations ........................      394,612       304,037
                                                      -----------   -----------

     Other Income (Expense)
          Interest Expense, Net ....................     (121,490)     (112,243)
          Other ' Net ..............................     (  2,712)     (103,675)
                                                      -----------   -----------
          Total Other Income (Expense) .............     (124,202)     (215,918)
                                                      -----------   -----------

     Income Before Income Taxes ....................      270,410        88,119

     Provision for Income Taxes ....................       60,000        30,000
                                                      -----------   -----------
     Net Income ....................................  $   210,410   $    58,119
                                                      ===========   ===========
     Earnings per Share-Basic ......................  $       .01   $      .003
                                                      ===========   ===========
     Earnings per Share-Diluted ...................   $       .01   $      .003
                                                      ===========   ===========
     Weighted Average Shares Outstanding- Basic ...    19,713,582    18,250,690
                                                      ===========   ===========
     Weighted Average Shares Outstanding- Diluted .    19,713,582    18,250,690
                                                      ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                          2004           2003
                                                          ----           ----

     Net Sales ...................................    $11,376,856   $ 7,185,137

     Cost of Goods Sold ...........................     8,904,697     5,218,645
                                                      -----------   -----------

     Gross Profit .................................     2,472,159     1,966,492

     Selling, General & Administrative Expenses ...     1,689,586     1,376,637
                                                      -----------   -----------

     Income From Operations .......................       782,573       589,855
                                                      -----------   -----------

          Interest Expense, Net ...................    (  236,784)   (  192,002)
          Other ' Net .............................    (    9,012)   (  105,475)
                                                      -----------   -----------
        Total Other Income (Expense) ..............    (  245,796)   (  297,477)
                                                      -----------   -----------
     Income Before Income Taxes ...................       536,777       292,378

     Provision for Income Taxes ...................       120,000        80,000
                                                      -----------   -----------
     Net Income ...................................   $   416,777   $   212,378
                                                      ===========   ===========
     Earnings per Share-Basic .....................   $       .02   $       .01
                                                      ===========   ===========
     Earnings per Share-Diluted ...................   $       .02   $       .01
                                                      ===========   ===========
     Weighted Average Shares Outstanding- Basic ...    19,705,636    18,227,408
                                                      ===========   ===========
     Weighted Average Shares Outstanding- Diluted .    19,705,636    18,227,408
                                                      ===========   ===========


            The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                 2004         2003
                                                                                 ----         ----
OPERATING ACTIVITIES:
---------------------
  Net income ...............................................................   $ 416,777    $ 212,378
           Adjustments to reconcile net income to net cash provided by (used
           in) operating activities:
  Reduction of officers' life insurance receivable ........................          -0-      102,875
  Depreciation and amortization ............................................     362,671      234,893
  Deferred tax provision ...................................................     120,000       80,000
  Changes in operating assets and liabilities:
      Increase (decrease) in accounts payable ..............................     752,479     (268,692)
      Decrease (increase) in prepaid expenses ..............................    (535,249)      31,469
  and
          other assets
      Decrease (increase) in accounts receivable ...........................    (854,947)       1,464
      Decrease (increase) in inventories ...................................    (509,961)      33,125
      Increase (decrease) in accrued taxes and expenses ....................    ( 39,705)      35,691
                                                                               ---------    ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES ................................    (287,935)     463,205
                                                                               ---------    ---------
  INVESTING ACTIVITIES:
  ---------------------
  Purchases of property, plant and equipment ...............................    (368,989)    (304,718)
  Acquisition of Vulcan Industries, Inc. ...................................         -0-     (764,051)
  Stock bonuses issued to employees ........................................         -0-        3,825
  Proceeds from officers' life insurance policies ..........................         -0-      637,485
  Other (increase) decrease in officers life insurance .....................         -0-      (17,227)
                                                                               ---------    ---------
  NET CASH (USED IN) INVESTING ACTIVITIES ..................................    (368,989)    (444,686)
                                                                               ---------    ---------
  FINANCING ACTIVITIES:
  ---------------------
  Net proceeds (payments) on revolving and term debt .......................     656,924     ( 18,519)
                                                                               ---------    ---------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            656,924     ( 18,519)
                                                                               ---------    ---------

  INCREASE (DECREASE) IN CASH ..............................................         -0-          -0-
  CASH AT BEGINNING OF PERIOD ..............................................       2,040        1,952
                                                                               ---------    ---------
  CASH AT END OF PERIOD ....................................................   $   2,040    $   1,952
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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

     NOTE 1: BASIS OF PRESENTATION
             ---------------------

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended September 30, 2004 and September 30, 2003 are not necessarily indicative of the results to be expected for the full year.


     NOTE 2: INVENTORIES
             -----------

     Inventories consist of the following at:
                                        September 30, 2004        March 31, 2004
                                        ------------------        --------------
          Raw materials                      $ 1,615,439          $ 1,269,414
          Work-in-process                         72,338               67,976
          Finished goods                       1,000,355              840,781
                                             -----------          -----------
                                             $ 2,688,132          $ 2,178,171
                                             ===========          ===========

     Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.


     NOTE 3: EARNINGS PER SHARE
             ------------------
     The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three and six months ended September 30, 2004 and September 30, 2003 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average numbers of shares outstanding used in the calculations are as follows:

                                           Three Months Ended Sept.30        Six Months Ended Sept.30

                                                 2004            2003            2004            2003
                                                 ----            ----            ----            ----
     Weighted Average Shares - (Basic)     19,713,582      18,250,690       19,705,636     18,227,408
     Assumed Conversion of Stock Options          -0-             -0-              -0-            -0-
                                           ----------      ----------       ----------     ----------
     Weighted Average Shares- (Diluted)    19,713,582      18,250,690       19,705,636     18,227,408
                                           ==========      ==========       ==========     ==========

     NOTE 4: INCOME TAXES
             ------------
     The Company adopted "Statement of Accounting Standards No. 109, Accounting For Income Taxes" (SFAS 109) effective April 1, 1994. The statement requires that deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not.

     The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are:


                                           September 30, 2004     March 31, 2004
                                           ------------------     --------------
       Assets:
        Uniform capitalization adjustment         $    42,000    $     47,000
        Net operating loss carryforward               413,000         472,000
        Investment tax credits                        144,000         144,000
        Write down of marketable security             162,000         141,000
        Other                                          68,000          64,000
                                                  -----------    ------------
                                                      829,000         868,000
                                                  -----------    ------------
      Liabilities:
        Accelerated depreciation                   (1,199,000)     (1,118,000)
                                                  -----------    ------------
                                                   (1,199,000)     (1,118,000)
                                                  -----------    ------------
      Net deferred tax asset (liability)          $  (370,000)   $   (250,000)
                                                  ===========    ============

     At September 30, 2004, the Company had net operating loss carryforwards of approximately $970,000 expiring from 2004 to 2011.


     NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES
             -------------------------------------------------------

     The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                           6 Months Ended September 30,
                                                           ----------------------------
                                                             2004             2003
                                                             ----             ----
       Cash payments for interest                          $236,784        $188,181
       Note payable reduced by proceeds from receivable    $210,000        $  -0-

     NOTE 6: FINANCIAL ACCOUNTING STANDARDS
             ------------------------------
     In December, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation". The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123 and SFAS 148.

     In April 2002, FASB issued SFAS No. 145 "Rescission of FASB Statements 4, 44, and 64. The adoption of this standard did not have a material impact on the Company's financial statements.

     In April 2003, FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The adoption of this standard did not have an impact on the Company's financial statements.

     In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. The adoption of this standard did not have an impact on the Company's financial statements.

     In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The adoption of this standard did not have an impact on the Company's financial statements.

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

     The acquisition was accounted for as a purchase, and Vulcan has been included in the Company's consolidated financial statements since August 1, 2003. The acquisition cost consisted of the following (in 000's):

                                      Cash paid for stock                $  500
                                      Debt issued for stock               1,250
                                      Transaction fees and expenses         264
                                                                         ------
                                      Total acquisition cost             $2,014
                                                                         ======

     The acquisition cost was allocated to the net tangible and intangible assets acquired, with the balance classified as goodwill, based on the estimated fair values at the date of the purchase, as follows (in 000's):

                   Accounts receivable                                   $  878
                   Inventory                                                323
                   Other current and long-term assets                        70
                   Property and equipment                                 1,534
                   Amortizable intangible assets                            500
                   Intangible assets not subject to amortization            700
                   Goodwill (all deductible for tax purposes)               573
                   Liabilities                                           (2,564)
                                                                         ------
                               Total                                     $2,014
                                                                         ======

     Amortizable intangible assets consist of proprietary technical knowledge and customer relationships, to be amortized over periods ranging from 25 to 30 years. Intangible assets not subject to amortization represent unpatented core technology and general manufacturing processes and procedures.

     Unaudited pro forma combined results of operations of the Company and Vulcan for the corresponding interim period of the preceding year, assuming the acquisition occurred at the beginning of the period, is as follows (in 000's):

                                                   Six Months Ended
                                                   September 30, 2003
                                                   ------------------
     Net revenues                                         9,225
     Net income                                            168
     Net income per share - diluted                        .01

                      THERMODYNETICS, INC. AND SUBSIDIARIES

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          RESULTS OF OPERATIONS
          ---------------------
         Net sales for the three months ended September 30, 2004 totaled $5.8 million compared to $4.2 million for the comparable quarter of the prior year and for the six month periods, $11.4 million vs. $7.2 million, respectively. In August, 2003 the Company purchased Vulcan Industries, Inc, a manufacturer of metal tubing products serving the automotive, furniture and appliance industries. Consolidated net sales of the Company for the current quarter and year to date periods include $1.6 million and $3.0 million respectively, of Vulcan's revenues for those periods. Prior year three and six month periods include $0.9 million of Vulcan sales for fiscal 2004. Excluding Vulcan's sales, consolidated revenues for the Company increased by $0.9 million (27%) and $2.1 million (33%) respectively, for the current three and six month periods compared to the prior year.

         The acquisition of Vulcan Industries passed its first year anniversary and we are pleased with the progress being made at our new subsidiary. In order to service new business received since the acquisition, we hired personnel at all levels and now believe that Vulcan is adequately staffed to substantially handle its business needs. The new orders include fabricated tubing for two new automobile exhaust systems; both programs are moving from final development to pre-production levels and we expect to be at full production by January 2005.

          Shipments at Turbotec Products remain at record levels due in part to the strong housing market augmented by swimming pool and commercial/industrial building heat pump needs. Turbotec has recently developed the capability to produce its special purpose enhanced surface tubing in titanium and several customers are considering its application in their product offerings.

         Gross profit margins in the latest three and six month periods declined from the comparable periods of the prior year (22% vs. 25% and 22% vs. 27% of net sales, respectively). The Company's automotive related customers feature large volume requirements having higher direct costs as a percentage of selling price than the Company's historical product mix. Coaxial coil applications have higher engineering and value added content, thereby generating higher contribution margins. In addition, the cost of metals (principally steel, copper and nickel) has risen sharply during the current year to their highest levels in the past six years. Although the effects of these cost increases are shared with customers, the impact is a net reduction of gross margin. Direct labor unit costs decreased slightly and manufacturing overhead expenses as a percentage of net sales remained flat between the years as higher labor rates were largely offset by improvements in efficiency and productivity resulting from the current product mix.

         Selling, general and administrative expenses increased by $139,000 and $313,000 from the three and six month periods of last year. In addition to the increase in expenses related to the inclusion of Vulcan's operations, personnel were added in customer service, engineering and other support functions in fiscal 2005. As the Company plans on further additions to its marketing and engineering staff, future period operating expenses are expected to increase.

         Interest expense increased from $112,000 in the September 2003 quarter to $121,000 in the current quarter and from $192,000 in the six months ended September 2003 to $237,000 in the current year to date period. Additions to debt obligations in fiscal 2004 related to the Vulcan acquisition and increases in revolving lines of credit at both subsidiaries in fiscal 2005 were made to fund business growth and new product development.

         Income before income taxes was $270,000 for the quarter ended September 30, 2004 vs. $88,000 for the same period of the prior year. For the six months, pre-tax income was $537,000 in fiscal 2005 compared to $292,000 in fiscal 2004. Net income for the three and six month periods ended September 30, 2004 were $210,000 and $417,000 (both 4% of net sales) as compared to $58,000 (1% of net sales) and $212,000 (3% of net sales) for the same periods of the prior year. Earnings per share were $.01 for the quarter ended September 2004 vs. $.003 in September 2003. For the year to date periods, earnings per share were $.02 in fiscal 2005 and $.01 in fiscal 2004. There was no difference in earnings per share computed on a basic and fully diluted basis for all periods presented.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         At September 30, 2004 working capital was a negative $1,447,000 compared to a negative $1,271,000 at March 31, 2004. The negative balances are primarily a result of short-term debt issued by the Company in conjunction with the acquisition of Vulcan. Vulcan had negative working capital when acquired. Further, sales growth both at Vulcan and Turbotec required additional investments in operating assets and expenses, increasing accounts payable and accrued expenses in the current year. On a consolidated basis, current assets increased by $1,145,000 and total assets increased by $1,565,000 since March 31, 2004. Consolidated current liabilities increased by $1,320,000 for the same period.

         Trade accounts receivable increased by $855,000 from March 2004 reflecting significantly higher levels of shipments of heat exchanger and heat transfer products. During the same period inventories increased by $510,000, primarily due to increased tubing purchases at Vulcan in anticipation of the start of a long-term supply contract while accounts payable increased by $752,000 due to start up expenses, coupled with higher invoice prices charged for metal tubing by mills and related suppliers.

         Investing activities relating to purchases of fixed assets were comparable for the first six months of fiscal 2005 compared to the prior year. During the most recent three month period, the Company was engaged in the construction of several large equipment projects required for production of new tubing products currently under development. These additions are largely funded through a special purpose revolving line of credit convertible into term debt upon completion of the projects.

         Net cash proceeds from financing activities was $657,000 in the six months ended September 2004 compared to net cash payments of $19,000 for the September 2003 period. Additional borrowings under the revolving lines of credit at both operating companies were needed to fund new product development, increased sales activities and additions to engineering and other support staff.
         The Company recently completed a renewal of the credit facilities with its bank. Availability under the revolving lines of credit at Turbotec and Vulcan were increased and a separate line of credit for capital expenditures was established. These higher borrowing levels are necessary to enable the Company to fund the increased production levels for its new products and programs.

         Cost increases continue to play a more significant role in the Company's day-to-day operations as metal pricing surcharges have been instituted by the Company's major tubing suppliers. A portion of these surcharges are charged to customers when product is shipped. Improvements in manufacturing processes and procedures enable the Company to offset a portion of the effects of increased costs and continuing internal refinements are expected to generate ongoing cost reductions. Future increases in interest rates will impact both the Company's cost of borrowing to fund future growth as well as the ability of its customers to sell products in markets sensitive to interest rate fluctuations.

         FINANCIAL ACCOUNTING STANDARDS
         ------------------------------

         In April 2003, FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments. This statement is effective for contracts (as defined) entered into or modified after September 30, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

         In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. The adoption of this interpretation did not have any effect on the Company's financial statements.

         In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 30, 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

FORWARD LOOKING STATEMENTS
--------------------------

         This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, changes in unit prices, and supply and demand for the Company's tubing product line especially in the markets it serves.

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

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds.

         The Company has not made any recent sales of any unregistered securities, excluding shares under the Company's 401(k) plan, during the period covered by this report, except that: (I) A total of 25,000 shares of common stock were issued to one employee as a stock bonus award on August 31, 2004. The shares were valued at $0.1033 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act.

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

     (a) Exhibits:
         --------

         Rule 13a-14(a) / 15d-14(a) Certifications:
            o   Exhibit 31(a)     Certification of Chief Executive Officer.
            o   Exhibit 31(b)     Certification of Chief Financial Officer.

         Section 1350 Certifications:
            o   Exhibit 32(a)     Certification of Chief Executive Officer.
            o   Exhibit 32(b)     Certification of Chief Financial Officer.

     (b) Reports on Form 8-K:
         -------------------

         None filed during this period.

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                 SIGNATURE PAGE
                                 --------------







     In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  THERMODYNETICS, INC.



     Date: November 5, 2004           By:  /s/  Robert A. Lerman
                                           ---------------------
                                           Robert A. Lerman
                                           President and Chief Executive Officer


     Date: November 5, 2004           By:  /s/  Robert I. Lieberman
                                           ---------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer