Form 10QSB
period 2004-12-31
THERMODYNETICS INC
filed 2005-02-14
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarterly period ended December 31, 2004 Commission File Number: 0-10707


                              THERMODYNETICS, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


                 Delaware                                     06-1042505
                 --------                                     ----------
(State or other Jurisdiction of Incorporation    (I.R.S. Employer Identification
                                                        No.) or Organization)

651 Day Hill Road, Windsor, CT                 06095            860-683-2005
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)    (Zip Code)       (Telephone Number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                  Class                       Outstanding at December 31, 2004
      ---------------------------             --------------------------------
      Common stock $.01 Par Value                    19,746,582 Shares





Transitional Small Business Disclosure Format     Yes (  )   No ( x )

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                   Page Number
                                                                   -----------



PART I      FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets
               December 31, 2004 and March 31, 2004.................    3

            Consolidated Statements of Income
               Three Months Ended December 31,
               2004 and 2003........................................    4

            Consolidated Statements of Income
               Nine Months Ended December 31,
               2004 and 2003........................................    5

            Consolidated Statements of Cash Flows
               Nine Months Ended December 31,
               2004 and 2003........................................    6

            Notes to Consolidated Financial Statements..............  7-9

   Item 2.  Management's Discussion and Analysis or
               Plan of Operation ...................................10-12

   Item 3.  Controls and Procedures ................................   12


PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings.......................................   13

   Item 2.  Unregistered Sale of Equity Securities and Use of
               Proceeds.............................................   13

   Item 3.  Defaults Upon Senior Securities.........................   13

   Item 4.  Submission of Matters to a Vote of Security Holders.....   13

   Item 5.  Other Information.......................................   13

   Item 6.  Exhibits and Reports on Form 8-K........................   13

SIGNATURE PAGE .....................................................   14

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------
                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------

                                                                                    December 31, 2004      March 31, 2004
                                                                                    -----------------      --------------
                                                                                       (Unaudited)            (Audited)
CURRENT ASSETS
  Cash                                                                                 $     2,040           $     2,040
  Accounts Receivable, Net                                                               2,730,853             2,452,014
  Inventories                                                                            3,199,980             2,178,171
  Prepaid Expenses and Other Current Assets                                                339,734               303,187
                                                                                       -----------           -----------
    Total Current Assets                                                                 6,272,607             4,935,412
                                                                                       -----------           -----------

PROPERTY, PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                                               18,766,958            17,762,270
  Less: Accumulated Depreciation                                                         8,536,056             8,004,652
                                                                                       -----------           -----------
   Property, Plant, and Equipment - Net                                                 10,230,902             9,757,618
                                                                                       -----------           -----------

OTHER ASSETS
  Goodwill                                                                                 573,035               573,035
  Intangible Assets - Net of Amortization                                                1,267,551             1,281,476
  Officers' Life Insurance Receivable                                                      142,517               174,138
  Investment in Unaffiliated Company                                                        94,856                94,856
  Deposits and Other                                                                     1,137,673               528,947
                                                                                       -----------           -----------
    Total Other Assets                                                                   3,215,632             2,652,452
                                                                                       -----------           -----------

TOTAL ASSETS                                                                           $19,719,141           $17,345,482
                                                                                       ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts Payable                                                                     $ 3,663,532           $ 2,296,600
  Accrued Taxes and Expenses                                                               314,156               340,537
  Current Portion of Long-Term Debt                                                      1,008,428             1,078,420
  Notes Payable - Bank                                                                   2,918,321             1,941,095
  Notes Payable- Other                                                                     259,029               550,000
                                                                                       -----------           -----------
    Total Current Liabilities                                                            8,163,466             6,206,652
                                                                                       -----------           -----------

DEFERRED INCOME TAXES                                                                      417,500               250,000
LONG-TERM DEBT                                                                           5,558,471             5,932,901

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 19,746,582 shares
      at 12/31/04 and 19,421,178 shares at 3/31/04                                         197,461               194,211
    Additional Paid-in Capital                                                           5,600,446             5,575,601
  Less:  Stock subscriptions receivable                                                     48,017                96,017
  Retained Earnings (Deficit)                                                             (170,187)             (717,866)
                                                                                       -----------           -----------
    Total Stockholders' Equity                                                           5,579,704             4,955,929
                                                                                       -----------           -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS'EQUITY                                                                  $19,719,141           $17,345,482
                                                                                       ===========           ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                                          2004                   2003
                                                                                       -----------           -----------

    Net Sales                                                                          $ 5,828,028           $ 4,600,963

    Cost of Goods Sold                                                                   4,699,135             3,452,368
                                                                                       -----------           -----------

    Gross Profit                                                                         1,158,893             1,148,595

    Selling, General & Administrative Expenses                                             812,847               881,984
                                                                                       -----------           -----------

    Income From Operations                                                                 346,046               266,611
                                                                                       -----------           -----------

    Other Income (Expense)
         Interest Expense, Net                                                         (  163,102)           (   108,010)
         Other - Net                                                                   (    4,542)           (     1,800)
                                                                                       -----------           -----------
         Total Other Income (Expense)                                                  (  167,644)           (   109,810)
                                                                                       -----------           -----------

    Income Before Income Taxes                                                             178,402               156,801

    Provision for Income Taxes                                                              47,500                20,000
                                                                                       -----------           -----------

    Net Income                                                                         $   130,902           $   136,801
                                                                                       ===========           ===========

    Earnings per Share-Basic                                                           $       .01           $       .01
                                                                                       ===========           ===========

    Earnings per Share-Diluted                                                         $       .01           $       .01
                                                                                       ===========           ===========

    Weighted Average Shares Outstanding- Basic                                          19,731,093            18,271,178
                                                                                       ===========           ===========
    Weighted Average Shares Outstanding- Diluted                                        19,731,093            18,271,178
                                                                                       ===========           ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)


                                                                                           2004                  2003
                                                                                       -----------           -----------

    Net Sales                                                                          $17,204,885           $11,786,101

    Cost of Goods Sold                                                                  13,573,832             8,671,014
                                                                                       -----------           -----------

    Gross Profit                                                                         3,361,053             3,115,087

    Selling, General & Administrative Expenses                                           2,497,933             2,258,621
                                                                                       -----------           -----------

    Income From Operations                                                               1,133,120               856,466
                                                                                       -----------           -----------

    Other Income (Expense)
         Interest Expense, Net                                                         (   399,887)          (   300,012)
         Other - Net                                                                   (    13,554)          (   107,275)
                                                                                       -----------           -----------
         Total Other Income (Expense)                                                  (  413,441)           (   407,287)
                                                                                       -----------           -----------

    Income Before Income Taxes                                                             719,679               449,179

    Provision for Income Taxes                                                             172,000               100,000
                                                                                       -----------           -----------

    Net Income                                                                         $   547,679           $   349,179
                                                                                       ===========           ===========

    Earnings per Share-Basic                                                           $       .03           $       .02
                                                                                       ===========           ===========

    Earnings per Share-Diluted                                                         $       .03           $       .02
                                                                                       ===========           ===========

    Weighted Average Shares Outstanding- Basic                                          19,714,122            18,242,051
                                                                                       ===========           ===========
    Weighted Average Shares Outstanding- Diluted                                        19,714,122            18,242,051
                                                                                       ===========           ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                                           2004                  2003
                                                                                       -----------           -----------

OPERATING ACTIVITIES:
---------------------
Net income                                                                             $   547,649           $   349,179
         Adjustments to reconcile net income to net cash provided by (used
         in) operating activities:
Reduction of officers' life insurance receivable                                               -0-               102,875
Depreciation and amortization                                                              560,275               408,354
Deferred tax provision                                                                     167,500               100,000
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                              1,366,931           (   344,068)
    Decrease (increase) in prepaid expenses and other assets                           (   712,219)          (     4,926)
    Decrease (increase) in accounts receivable                                         (   488,839)          (   207,239)
    Decrease (increase) in inventories                                                 ( 1,021,809)          (   213,686)
    Increase (decrease) in accrued taxes and expenses                                  (     5,005)               45,386
                                                                                       -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  414,483               235,875
                                                                                       -----------           -----------
INVESTING ACTIVITIES:
---------------------
Purchases of property, plant and equipment                                              (1,004,688)          (   931,349)
Acquisition of Vulcan Industries, Inc.                                                         -0-           (   764,051)
Stock bonuses issued to employees                                                            6,750                 3,825
Proceeds from officers' life insurance policies                                                -0-               637,485
Other (increase) decrease in officers life insurance                                           -0-           (    16,559)
                                                                                       -----------           -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                                (   997,938)          ( 1,070,649)
                                                                                       -----------           -----------
FINANCING ACTIVITIES:
---------------------
Net proceeds (payments) on revolving and term debt                                         583,455               834,774
                                                                                       -----------           -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        583,455               834,774
                                                                                       -----------           -----------

INCREASE (DECREASE) IN CASH                                                                    -0-                   -0-
CASH AT BEGINNING OF PERIOD                                                                  2,040                 1,952
                                                                                       -----------           -----------

CASH AT END OF PERIOD                                                                  $     2,040           $     1,952
                                                                                       ===========           ===========


  The accompanying notes are an integral part of these consolidated financial statements

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
        ---------------------
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended December 31, 2004 and December 31, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2: INVENTORIES
        -----------
Inventories consist of the following at:

                                 December 31, 2004           March 31, 2004
                                 -----------------           --------------
Raw materials                      $ 2,110,340                $ 1,269,414
Work-in-process                         94,456                     67,976
Finished goods                         995,184                    840,781
                                     ---------                 ----------
                                   $ 3,199,980                $ 2,178,171
                                     =========                 ==========

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.


NOTE 3: EARNINGS PER SHARE
        ------------------
The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three and nine months ended December 31, 2004 and December 31, 2003 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods. The weighted average numbers of shares outstanding used in the calculations are as follows:


                                       Three Months Ended Dec. 30           Nine Months Ended Dec. 30
                                        2004               2003              2004               2003
                                        ----               ----              ----               ----

Weighted Average Shares - (Basic)    19,731,093         18,271,178        19,714,122         18,242,051
Assumed Conversion of Stock Options         -0-                -0-               -0-                -0-
                                     ----------         ----------        ----------         ----------
Weighted Average Shares- (Diluted)   19,731,093         18,271,178        19,714,122         18,242,051
                                     ==========         ==========        ==========         ==========


NOTE 4: INCOME TAXES
        ------------
The Company adopted Statement of Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS 109) effective April 1, 1994. The statement requires that deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not.

The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are:


                                        December 31, 2004       March 31, 2004
                                        -----------------       --------------

   Assets:
     Uniform capitalization adjustment      $    45,000           $    47,000
     Net operating loss carryforward            373,000               472,000
     Investment tax credits                     144,000               144,000
     Write down of marketable security          162,000               141,000
     Other                                       75,500                64,000
                                            -----------           -----------
                                                799,500               868,000
                                            -----------           -----------
   Liabilities:
      Accelerated depreciation               (1,217,000)           (1,118,000)
                                            -----------           -----------
                                             (1,217,000)           (1,118,000)
                                            -----------           -----------
   Net deferred tax asset (liability)       $  (417,500)          $  (250,000)
                                            ===========           ===========

At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,007,000 expiring from 2004 to 2011.


NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES
        -------------------------------------------------------
The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".
                                                     9 Months Ended December 31,
                                                     ---------------------------
                                                          2004          2003
                                                          ----          ----
    Cash payments for interest                        $ 399,887       $300,012
    Note payable reduced by proceeds from receivable  $ 210,000       $   -0-

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

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44, and 64. In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The adoption of these standards did not have an impact on the Company's financial statements.

NOTE 7: ACQUISITION OF VULCAN INDUSTRIES, INC.
        --------------------------------------
In August, 2003 the Company purchased all of the outstanding securities of Vulcan Industries, Inc, a Michigan manufacturer of fabricated metal tubing products serving the automotive, furniture and appliance industries. The acquisition of Vulcan provides the Company with enhanced competencies in its core technologies and is expected to assist in developing additional markets for the combined entity.

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

Unaudited pro forma combined results of operations of the Company for the corresponding interim period of the preceding year, assuming the acquisition of Vulcan occurred at the beginning of the period, is as follows (in 000's):

                                                Nine Months Ended
                                                December 31, 2003
                                                -----------------
Net revenues                                          13,825
Net income                                              324
Net income per share - diluted                          .02

                      THERMODYNETICS, INC. AND SUBSIDIARIES

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          RESULTS OF OPERATIONS
          ---------------------
         Net sales for the three months ended December 31, 2004 totaled $5.8 million compared to $4.6 million for the comparable quarter of the prior year and for the nine month periods, $17.2 million vs. $11.8 million, respectively. In August, 2003 the Company purchased Vulcan Industries, Inc, a manufacturer of metal tubing products serving the automotive, furniture and appliance industries. The quarterly period ending in December generally features reduced demands for heating and air conditioning products as many of the Company's customers operate limited plant schedules in November and December and reduce their inventories of component parts as they approach the end of the calendar year.
         Shipments at Vulcan Industries increased dramatically during the current quarter as a large program to provide tubing for automobile exhaust systems moved into full production. This program is scheduled to run for at least five years; the parts will be used in a variety of trucks and sport utility vehicles. Another program involving exhaust systems is moving from final development to pre-production level and is expected to be at full production during the final quarter of fiscal year 2005 . In order to support the new business received since the acquisition, personnel was added in production, technical and quality control areas.
          Turbotec Products continues to register record levels of shipments due largely to the strong housing market augmented by marine air conditioning applications and commercial/industrial building HVAC needs. Turbotec has recently developed the capability to produce special purpose enhanced surface tubing in titanium, an offering that is unique to the markets it serves. This new product will be featured in trade shows and print advertising during the coming months. Initial reception has been very strong and the Company has received orders and/or inquiries from many current and prospective customers.
         The Company has also developed a line of tube in tube heat exchangers that use plastic shell casings for its helical coaxial coils. The plastic shells allow for maximum heat transfer and protection from highly erosive and corrosive environments at a substantial cost reduction from traditional metal jacketed products. Initial response to these products has been extremely favorable from swimming pool and spa heat pump manufacturers.
         Gross profit margins as a percentage of net sales declined from the comparable periods of the prior year (20% vs. 25% for the three months and 20% vs. 26% for the nine months, respectively). The Company's automotive related applications have large volume requirements with higher direct costs as a percentage of selling price than the Company's heat exchanger product mix. As shipments related to automotive applications have increased significantly in the current quarter, the consolidated gross margin percentage has declined reflecting this change in overall product mix. Shipments to the automotive market are expected to increase during the balance of the year. Coaxial condensing heat exchanger coil applications have higher engineering and value added content, thereby generating higher contribution margins than automotive applications.
         The cost of metals (principally steel, copper, stainless steel and nickel) has risen sharply during the current year to their highest levels in the past six years. Although the effects of these cost increases are shared with customers, the impact is a net reduction of gross margin. The cost of these metals has continued to increase and it is uncertain when the market will experience cost relief. Direct labor unit costs decreased and manufacturing overhead expenses largely remained flat between the years as higher labor rates were largely offset by improvements in efficiency and productivity resulting from the current overall product mix.
         As a result of the large increase in sales in the current year, selling, general and administrative expenses decreased as a percentage of sales compared to fiscal 2004, although expenses were higher for the current year to date period. In addition to the increase in expenses related to Vulcan's operations, personnel was added in customer service, engineering and other support functions at both operating subsidiaries in fiscal 2005. As the Company plans on further additions to its marketing and engineering staff, future operating expenses are expected to increase.

         Interest expense increased from $108,000 in the December 2003 quarter to $163,000 in the current quarter and from $300,000 in the nine months ended December 2003 to $400,000 in the current year to date period. Additions to debt obligations in fiscal 2004 related to the Vulcan acquisition and increases in revolving lines of credit at both subsidiaries in fiscal 2005 were made to fund business growth and new product development.
         Income before income taxes was $178,000 for the quarter ended December 31, 2004 vs. $157,000 for the same period of the prior year. For the nine months, pre-tax income was $720,000 in fiscal 2005 compared to $449,000 in fiscal 2004. Net income for the three and nine month periods ended December 31, 2004 were $131,000 and $548,000 (2% and 3% of net sales, respectively) as compared to $137,000 and $349,000 (both 3% of net sales) for the same periods of the prior year. Earnings per share were $.01 for both the quarters ended December 2004 and 2003. For the year to date periods, earnings per share were $.03 in fiscal 2005 and $.02 in fiscal 2004. There was no difference in earnings per share computed on a basic and fully diluted basis for all periods presented.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------
         At December 31, 2004 working capital was a negative $1,891,000 compared to a negative $1,271,000 at March 31, 2004. The negative balances are partly created by debt issued by the Company in conjunction with the acquisition of Vulcan. Sales growth and expenses incurred in conjunction with a new large automotive program at Vulcan required additional investments in operating assets and expenses, significantly increasing accounts payable and accrued expenses in the current year. On a consolidated basis, current assets increased by $1,337,000 and total assets increased by $2,374,000 since March 31, 2004. Consolidated current liabilities increased by $1,957,000 during the same period.
         Trade accounts receivable increased by $489,000 from March 2004 reflecting significantly higher levels of shipments of automotive and heat transfer products. During the same period inventories increased by $1,022,000, primarily due to increased tubing purchases at Vulcan in anticipation of the start of a long-term supply contract and general price increases in the cost of metal tubing materials at both subsidiaries. Accounts payable increased by $1,367,000 due to start up expenses of the automotive program, coupled with higher invoice prices charged for metal tubing by mills and related suppliers.
         Investing activities relating to purchases of fixed assets were comparable for the nine months of fiscal 2005 compared to the prior year. The Company was engaged in the construction of several large equipment projects required for production of new products, including surface enhanced titanium and plastic tubing used as an alternative to metal outer jacket tubes.
         Net cash proceeds from financing activities were $583,000 in the nine months ended December 2004 compared to $835,000 for the December 2003 period. Additional borrowings under the revolving lines of credit at both operating companies were needed to fund new product development, increased sales activities and additions to engineering and other support staff.
         During the current year, the Company renewed and expanded the credit facilities with its bank. Availability under the revolving lines of credit at Turbotec and Vulcan were increased and a separate line of credit for capital expenditures was established. These higher borrowing levels are intended to enable the Company to fund the increased production levels for its new products and programs.
         Cost increases continue to play a more significant role in the Company's day-to-day operations as metal pricing surcharges have been instituted by the Company's major tubing suppliers. A portion of these surcharges are charged to customers when product is shipped. Improvements in manufacturing processes and procedures enable the Company to offset a portion of the effect of increased operating costs and ongoing programs are expected to generate future cost reductions. Increases in interest rates will impact both the Company's cost of borrowing to fund future growth as well as the ability of its customers to sell products in markets sensitive to interest rate fluctuations.

         FINANCIAL ACCOUNTING STANDARDS
         ------------------------------
         In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting for derivative instruments. In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation.
         In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The adoption of these standards did not have a material impact on the Company's financial statements.

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

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds.

         The Company has not made any recent sales of any unregistered securities, excluding shares under the Company's 401(k) plan, during the period covered by this report.

Item 3.  Defaults Upon Senior Securities.

         There have been no defaults of any terms of the Company's securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

     At the annual meeting of shareholders of the Company held on November 9, 2004, Robert A. Lerman, John F. Ferraro, Anthony C. Mirabella, John J. Hughes and Fred H. Samuelson were elected directors of the Company, to serve until their successors are elected and qualified.

          Nominee or Matter          For      Against    Abstain    Not Voted
          -----------------          ---      -------    --------   ---------
          John F. Ferraro        14,112,156    49,775       --          --
          Robert A. Lerman       14,105,556    56,375       --          --
          Anthony C. Mirabella   14,118,181    43,750       --          --
          John J. Hughes         14,115,056    46,875       --          --
          Fred H. Samuelson      14,114,706    47,225       --          --

     At the same meeting, by a vote of 13,816,805 shares granting authority and 314,606 shares withholding authority, shareholders granted discretionary authority to the Board of Directors (i) to amend the Company's certificate of incorporation to effect a reverse stock split of the Common Stock at a ratio of one-for-five (1:5) of 5 Old Shares for 1 New Share, maintain the same amount of authorized Common Stock at 25 million shares, maintain the same par value of $.01 per share, and determine the effective date of the reverse stock split or
(ii) to determine not to proceed with the reverse stock split. The Board of Directors has not yet authorized or established a date to accomplish the reverse stock split.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits:

         Rule 13a-14(a) / 15d-14(a) Certifications:
                - Exhibit 31(a)     Certification of Chief Executive Officer.
                - Exhibit 31(b)     Certification of Chief Financial Officer.

         Section 1350 Certifications:
                - Exhibit 32(a)     Certification of Chief Executive Officer.
                - Exhibit 32(b)     Certification of Chief Financial Officer.

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                   SIGNATURES
                                   ----------







         In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                  THERMODYNETICS, INC.



Date: February 10, 2005           By:      /s/  Robert A. Lerman
                                         ---------------------------------------
                                         Robert A. Lerman
                                         President and Chief Executive Officer


Date: February 10, 2005           By:      /s/  Robert I. Lieberman
                                         --------------------------------------
                                         Robert I. Lieberman
                                         Treasurer and Chief Financial Officer