Form 10KSB
period 2005-03-31
THERMODYNETICS INC
filed 2005-07-29
CIK 351902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005          Commission file number 0-10707


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

                                                 Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for its most recent fiscal year were $24,459,427.

As of June 15, 2005, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $2,400,000 based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board composite feed or other qualified interdealer quotation medium.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

Class                                            Outstanding as of June 2,2005
-----                                            -----------------------------
Common Stock $.01 par value                              3,953,717 Common Shares

Transitional Small Business Disclosure Format    Yes [ ]  No [X]

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 2

                                     PART I

Item 1.         Description of Business

         (a) Business Development - Thermodynetics, Inc., incorporated in Delaware in 1981, is the successor by merger in 1981 to Spiral Tubing Corporation, incorporated in 1972. Thermodynetics, Inc. is referred to individually and collectively with its Turbotec Products, Inc. ("Turbotec"), Vulcan Industries, Inc. ("Vulcan"), TPI Systems, Inc. ("TPI") and National Energy Systems, Inc. ("NES") subsidiaries as the "Company". Vulcan was acquired by the Company on August 5, 2003. The Company is engaged in the design, manufacture and sale of specialty metal tubing and related assemblies primarily for heat transfer, automotive, furniture, appliance, heating, cooling and refrigeration applications using its patented and/or proprietary technology. The Company's products are primarily used in heat pumps, chillers, heat reclaimers, biomedical heat exchangers, and for the automotive and furniture industries requiring fabricated specialty metal tubing and tubing assemblies.

         (b)    Business of Issuer

                (1) Products and Markets - The Company manufactures specialty metal tubing and related assemblies for heat transfer, automotive, furniture, appliance, heating, cooling and refrigeration applications. The Company's patented and/or proprietary machinery transforms smooth metal tubing using its patented and/or proprietary technology into surface enhanced tubing or into specialty formed tubing.

         The Company's heat transfer products are presently used in heat pumps as condensers and evaporators in heating, refrigeration, food processing and air-conditioning systems; in the biomedical field (as blood or intravenous fluid heat exchangers); in heat recovery units used to heat water with waste heat from air conditioning, refrigeration systems; in ice production systems; in laser coolers, beverage dispensers, food processing systems, chillers, heat pump systems and boilers, and modules for use as components in large condensing or desuperheater systems; and are generally usable in most applications where heat transfer is required. The tubing, when used as a flexible connector, also facilitates the installation of plumbing fixtures and modules. The Company's surface enhanced tubing is primarily used in applications involving laminar or turbulent flow of fluids for efficient transfer of heat. The enhanced tubing products have a significantly greater surface area than a smooth tube of the same length which improves heat transfer efficiency and reduces the amount of metal tubing required.

         The Company's automotive product segment produces bent and fabricated tubing products that are used in automotive exhaust and chassis subassemblies and components for specific automobile models. It is also used as fuel and oil line tubing, seat frames, and exhaust components and/or decorative tubing in furnishings. The specialty tubing for such applications are bent, sized, cut to length, welded and/or formed. The processes employed include CNC bending (computer numeric control), robotic welding, I/O sizing and (inside-out or outside-in sizing), cut to length processes, automated plasma cutting, stampings, pointing, rule form and/or welding. The tubing assemblies are assembled and produced through welded assembly processing, robotic welding, metal machining and/or grinding. The Company's other formed tubing is used in the automotive, furniture, appliance, heating, cooling, refrigeration applications, engine exhaust assemblies or framing for furniture.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 3



         The heat transfer products segment usually manufactures prototypes for its customers at prices ranging from approximately $500 to $3,000. After testing and customer acceptance, the customer places purchase orders ranging from $1,000 for small orders to as much as $1,000,000 for large orders. In addition, certain customers have placed blanket purchase orders for shipments to be made over extended periods at sales volumes ranging from approximately $10,000 to $250,000 per month. The automotive products segment usually enters into multi year agreements to supply tubing to its customers and receives purchase order releases in rolling three month increments with sales values of up to $2,500,000.

         The Company's heat transfer products segment owns specially designed patented and/or proprietary machinery which is used to enhance and coil its metal tubing products as well as tools and dies and other nonproprietary machinery to perform normal fabrication functions. The Company believes its total manufacturing capabilities for all segments are adequate to manufacture and ship up to approximately $40 million per year of its products based upon present prices.

                (2)  Distribution Methods

                     (a)      Marketing  and Sales - The  Company  markets its
metal tubing products in the United States, Canada and abroad through separate sales departments at each subsidiary, supported by other personnel, develop sales leads along with serving existing customers. They are currently compensated on a salaried and/or incentive basis. In addition, the Company uses independent sales representatives and distributors. The Company advertises its products in trade periodicals and at trade shows.

                     (b) Foreign Operations and Export Sales - The Company has never had any foreign operations, and its export sales during the past fiscal year was less than 5% of net revenues.

                     (c) Seasonal Nature of the Business - The Company believes its present business is in part seasonal in nature as a significant portion of the Company's revenues are derived from sales relating to space-conditioning and heat pump applications in commercial, industrial and residential buildings and structures, and sales to automotive manufacturers. Sales relating to heat pump applications are traditionally lower in the October-December quarter as many customers tend to reduce inventories for calendar year-end; however sales relating to automotive applications are related to the seasonal selling patterns of the automotive industry.

                (3) New Product Status - No new products were introduced through any public announcements, except: (a) heat pump coaxial coils that are used in spas and swimming pool heat pumps having plastic shell casings and titanium inner tubes. The combination of the plastic and titanium coil technology is longer-lived and more economical than competing technologies, while protecting the unit from highly erosive and corrosive environments typical of pool and spa waters. Plastic shell coaxial coils are in production. (b) surface-enhanced titanium tubing offering a more durable metal for highly erosive and corrosive environments; such tubing is in production.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 4


                (6) Dependence on Single or Few Major Customers - For the fiscal year ended March 31, 2005, two (2) customers each accounted for more than 10% of the Company's net sales, 43% in the aggregate. There is no assurance the Company will retain these customers; the loss of one or more of these customers could have a material adverse affect upon the Company.

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

                (8)  Governmental Approval - N/A

                (9) Effect of Governmental Regulations - The Company's business does not involve contracts or subcontracts with the United States
Government. As all of the Company's products are sold to original equipment manufacturers, in nonregulated fields, there is no particular effect of governmental regulations on the business of the Company or its products.

                (10) Research and Development - The Company charges research and development costs to operations as incurred. As such costs do not exceed 10% of net revenues in either of the past two fiscal years; the Company does not regard such costs to be material in amount.

                (11 Effect of Environmental Laws - During the fiscal year ended March 31, 2005, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

                (12) Employees - At June 15, 2005, the Company had 42 salaried employees and 182 full-time and part-time employees compensated on an hourly basis.

                (13) Working Capital Items - At March 31, 2005, the Company had a negative working capital position of $4,014,772. See Item 6 herein.

         At March 31, 2005 and at July 27, 2005 as to items (e),  (f),  (g), and
(k) below, the Company's credit facilities consisted of (a) a revolving line of credit with a maximum credit limit of $3,250,000; (b) a revolving equipment line of credit with a maximum credit availability of $300,000 for the acquisition of capital equipment; (c) a $700,000 term note, payable in sixty equal monthly installments of $11,667 through January, 2007; (d) a $2,025,000 term note, payable in sixty equal monthly installments of $8,438 through January, 2007 bearing interest at an annual fixed rate of 7.65%. The credit facilities numbered a through c of this paragraph bear interest at the bank's prime rate and are secured by substantially all assets of the Company, except the Baker Hollow facility; see Item 2 herein. The $3,250,000 revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula; at March 31, 2005 the Company owed $2,166,113 under such line of credit. (e) The Company has a $1,847,580 equipment note dated July 25, 2003 to an institutional equipment financier. The note is payable in 60 monthly installments of $36,115 including principal and interest at 6.46% to March 31, 2009. The note is secured by specific equipment; this note was declared in default on July 5, 2005 and was satisfied in full on July 18, 2005. (f) The Company has a $700,000 secured term note dated July 30, 2003 to the Company's primary bank. The note is payable in 60 monthly installments of $11,667 commencing on September 1, 2003 with interest at a rate of prime (5.75% at March 31, 2005) plus 1%. The note is secured by substantially all assets of the Company. (g) The Company has a $400,000 note payable to the City of Sturgis, Michigan dated September 12, 2003. Interest only is payable through September, 2004 at which time monthly principal payments commence equal to $5,749 plus

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 5

interest at prime (5.757% at March 31, 2005) to September 12,2010; this note was satisfied in full on July 18, 2005. (h) The Company has various subordinated notes to the former selling-shareholders of Vulcan totaling $581,500. These notes are subordinated in priority to any and all commercial financing. All scheduled payments can only be made at such time as the Company is not in default of its existing commercial financing agreements. All notes bear interest on the outstanding principal balance at a fixed interest rate of 6%. Interest is to be paid quarterly commencing March 31, 2005 until the notes are fully paid.
(i) The Company has non-subordinated notes to the former selling-shareholders of Vulcan with a remaining balance of $77,354 payable in equal quarterly installments through December 2005 plus interest at 9% on the outstanding amounts under the notes. (j) a revolving line of credit with a maximum credit limit of $1,750,000; (k) Subsequent to year-end, two affiliated officer/directors and four unaffiliated investors loaned $150,000 and $300,000, respectively, $450,000 in the aggregate, to the Company through a private placement of securities consisting of promissory notes and warrants. Such loans are evidenced by promissory notes bearing 10% interest, and payment terms as follows: (i) interest shall be payable monthly in arrears commencing on June 15, 2005; and (ii) seven (7) monthly payments of sixty-four thousand two hundred eighty-five 71/100 ($64,285.71) dollars of principal in the aggregate together with accrued and unpaid interest commencing June 15, 2006, and maturing on December 31, 2006. At March 31, 2005, the Company was in default of one financial covenant with its primary lender. The lender and the Company modified certain loan agreements and the lender waived certain defaults; however, the credit instruments listed above as items (f) and (j) remain in default but such lender has agreed to not accelerate such obligations

         (l) The Company's Baker Hollow facility is subject to a $1,000,000 ten year mortgage from a financial institution due August 2011 with an interest rate of 6.9%. See Item 2 herein.

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

         The Company owns in fee simple a light manufacturing multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site. The Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block outer walls, has parking for approximately 95 cars and contains approximately 28,600 square feet of factory space. The Company is currently leasing approximately 11,500 square feet of the Baker Hollow facility to an unaffiliated third party with an annual rental of $4,792, triple net; that lease will expire in September 2005; the remaining portion of the building is utilized by the Company for manufacturing and storage. See Item 1(b)(13), Item 9(a-b) and Notes 10 and 14 of Notes to Consolidated Financial Statements.

         The Company is leasing a 32,500 square foot manufacturing facility at 1301 West Dresser Drive, Sturgis, Michigan pursuant to a lease dated December 1, 1994. The lease provides for an original term expiring December 31, 2006 with one three-year extension, along with an option to purchase the property at a purchase price not to exceed $645,000. The monthly lease rental equals $6,250. The building is constructed of a steel frame structure with concrete block outer walls, has parking for approximately 100 cars, and contains approximately 32,000 square feet of factory space and 500 square feet of office space.

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

Item 3.         Legal Proceedings

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 6


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

                                     PART II

Item 5.         Market for Common Equity and Related Stockholder Matters

Reverse Stock Split

         In the fourth quarter of 2004, the shareholders at their 2004 annual meeting approved a 1-for-5 reverse stock split, that became effective April 18, 2005, in which shareholders received one share of common stock in exchange for each five shares of common stock outstanding on the record date; any fractional shares were rounded-up. Unless otherwise noted, share amounts and per share amounts (including exercise or conversion prices of options, warrants or convertible securities) in this Annual Report have not been adjusted to reflect the impact of the reverse stock split.

Market for Common Equity and Related Stockholder Matters

         (a) The Company's Common Stock is quoted and traded in the over-the-counter market on the non-NASD OTC Bulletin Board system under the symbol "TDYT" after the Company's 1-for-5 reverse split effective April 18, 2005, and had been under the symbol "TDYN" prior to the reverse split. The following table indicates high and low bid and asked quotations, without adjustment for the reverse split, for the Company's Common Stock for the periods indicated based upon information compiled by the Pink Sheets LLC and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and may not represent actual transactions.

                                         Bid Prices              Asked Prices
         Quarter Ended                High         Low         High          Low
         -------------                ----         ---         ----          ---

         March 31, 2005              $0.43       $0.34        $0.48        $0.38
         December 31, 2004            0.42        0.265        0.48         0.31
         September 30, 2004           0.45        0.29         0.48         0.32
         June 30, 2004                0.33        0.27         0.38         0.31

         March 31, 2004              $0.35       $0.21        $0.42        $0.27
         December 31, 2003            0.26        0.15         0.30         0.20
         September 30, 2003           0.20        0.13         0.22         0.16
         June 30, 2003                0.20        0.13         0.21         0.15

         (b) At March 31, 2005, the number of holders of the Company's Common Stock was 2,328 (based upon the number of record holders).

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 7


------------------------------- ---------------------------- ---------------------------- ----------------------------
                                (a)  Number  of  securities  (b)   Weighted   -  average  (c)  Number  of  securities
                                to be issued upon  exercise  exercise      price      of  remaining   available   for
                                of   outstanding   options,  outstanding        options,  future    issuance    under
Plan Category                   warrants and rights          warrants and rights          equity  compensation  plans
                                                                                          (excluding       securities
                                                                                          reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity    Compensation   Plans
Approved by Shareholders:                     0                              0                     195,000

------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity  Compensation Plans Not
Approved by Shareholders:
                                              0                              0                           0
------------------------------- ---------------------------- ---------------------------- ----------------------------

Total                                         0                              0                     195,000
------------------------------- ---------------------------- ---------------------------- ----------------------------


Item 6.           Management's Discussion and Analysis or Plan of Operations

Subsequent Events
-----------------

           On July 11, 2005 and July 21, 2005 the Company filed reports on Form 8-K which reports are incorporated herein. In addition and supplemental to such events, the Company reports:

         On July 5, 2005, the Company and its subsidiary, Vulcan Industries, Inc., received a notice of default dated July 1, 2005 from an equipment finance institution on a term loan secured by equipment. On July 6, 2005, the Company, Vulcan and the Company's subsidiary Turbotec Products, Inc. received a notice from its primary lender stating that events of default have occurred and are continuing in respect of the Bank's term loan as a result of, among other reasons, the acceleration of an equipment term loan.

         On July 18, 2005, the Company consummated an agreement with a major customer whereby the customer purchased certain manufacturing equipment located in the Sturgis, Michigan facility by paying the balance on the related outstanding debt due the equipment finance
institution   plus  half  of  the   balance   due  the  City  of  Sturgis.
Accordingly, the Company recognized an impairment loss on these long-lived assets of $367,052 at March 31, 2005. The payoff of this debt was made during the grace period allowed by the financial institution. The City of Sturgis debt, which was paid down as a result of this asset sale, was paid by the Company with proceeds from their primary lender. The equipment finance institution and the City each released the Company and its subsidiary from any further obligation as such loans were satisfied in full.

         The  sale of the  manufacturing  equipment,  which  represents  a significant portion of the future cash flows of Vulcan, required the Company to review the intangibles related to this reporting unit for impairment. As a result of this review, an impairment loss of $1,742,770 was recorded during the year ended March 31, 2005.

           The asset sale severely reduced Vulcan's revenues, but also removed a significant amount of debt from the Company's balance sheet. Further, if the customer does not continue to fund certain operations of Vulcan, Vulcan's ability to operate afterwards may not be economically feasible. Therefore, the long-term viability of Vulcan is highly uncertain.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 8

         On July 27, 2005, the Company and its primary lender entered into a Limited Waiver and Modification Agreement (Modification Agreement) as a result of certain covenant defaults and other events described above. Under the terms of the agreement, the bank is waiving the defaults through July 27, 2005 and modifying the debt service coverage ratio to exclude the operations of Vulcan. The agreement does not waive the demand rights the bank has on the term loan dated July 30, 2003 (in the original amount of $700,000) and that debt has been reflected as a current liability at March 31, 2005.


Results of Operations
---------------------

         2005 Compared to 2004
         ---------------------

         Net sales for the year ended March 31, 2005 increased by $7,955,000, or 48% over the prior year. Sales of heat transfer products increased by 24% over fiscal 2004, while sales of automotive products increased by 125% during the same period. Consolidated total revenues of $24.459 million represented a record level of shipments for the Company.

         In August 2003, the Company acquired Vulcan Industries, Inc., of Sturgis, Michigan ("Vulcan"), a manufacturing company that supplies fabricated metal tubing components principally to the automotive, furniture and appliance industries. Results for the Company for fiscal 2005 include a full year of the operations of Vulcan, while fiscal 2004 include the operations of Vulcan for the period August 2003 through March 2004.

         The Company operates in two business segments, heat transfer products and automotive products. Heat transfer products are somewhat seasonal with lower customer demand in the fall months as this period lies between the heating and cooling requirements in most regions of the United States. The automotive segment is also seasonal as new models are generally introduced in the fall months creating additional demand during that period shifting demand from other periods. Also the winter months tend to have lower sales of automobiles, creating a pent up spring demand.

         Significant risk factors and economic considerations associated with heat transfer products include the cost of energy and incentives provided by producers, sellers and municipalities to encourage the use of more efficient equipment, interest rates in the United States and abroad that can stimulate or depress purchasing demand, the cost and availability or materials used in the production of these products, and regulatory directives relating to energy consumption, conservation and environmental issues. Significant risk factors and economic considerations associated with automotive products include incentives provided by automobile manufacturers to stimulate sales, general domestic economic and employment conditions, interest and other money factor rates charges by banks and other lenders, the cost and availability or materials used in the production of these products, and regulatory directives relating to fuel mileage and environmental issues.

         The increase in sales in the heat transfer segment is due largely to the strong housing market augmented by marine air conditioning applications and commercial/industrial building HVAC needs. The Company has recently developed the capability to produce special purpose enhanced surface tubing in titanium, an offering that is unique to the markets it is now serving. Initial reception has been strong and significant orders have been received from many current and new customers. The Company has also developed a line of heat exchangers that use plastic shell casings for its helical coaxial coils. The plastic shells allow for maximum heat transfer and protection from highly erosive and corrosive environments at a substantial cost reduction from traditional metal jacketed products. Initial response to these products has been quite favorable from swimming pool and spa heat pump manufacturers.

         Automotive shipments increased dramatically during fiscal 2005 as it represented the first full year of inclusion of Vulcan's sales. Also, a program for automotive exhaust system tubing moved into full production during the current year. This program is scheduled to run for at least five years; the parts will be used in a variety of trucks and sport utility vehicles. In order to support the new business received since the acquisition, personnel were added in production, technical and quality control areas.

         Cost of sales to produce heat transfer  products  decreased from 72% of

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                     Page 9

net sales in fiscal 2004 to 74% in the current year. The cost of metals (principally steel, copper, stainless steel and nickel) has risen sharply during the current year to their highest levels in the past six years. Although the effects of these cost increases are shared with customers, the impact is a net reduction of gross margin. The cost of these metals has continued to increase and it is uncertain when the market will experience cost relief or stability. Manufacturing overhead expenses largely remained flat between the years as higher labor rates were largely offset by improvements in efficiency and productivity resulting from the current overall product mix. The automotive products manufacturing costs were significantly impacted by startup costs of $1.2 million associated with the development of the multi year program to supply exhaust systems to a major Tier I automotive supplier. Costs directly associated with the start up of this program, aggregating $1.193 million, were charged to operations during the year. In addition, the introduction of this program into the operation created other inefficiencies during the development and pre-production stages resulting in an overall negative gross profit margin of 19% in fiscal 2005. Gross margin for this segment for the prior year period was 8% in the period from August 2003 through March 2004. The Company's automotive related applications have large volume requirements with higher direct costs as a percentage of selling price than the Company's heat transfer products. On a consolidated basis, gross margin decreased from 25% in 2004 to 11% in fiscal 2005. Excluding the impact of the write-off of start up expenses of the automotive segment, gross margin for fiscal 2005 was 15%, reflecting the increase in shipments related to automotive applications.

         As a result of the large sales increase in the current year, selling, general and administrative expenses decreased as a percentage of sales compared to fiscal 2004, although expenses in absolute terms were higher for the current year to date period. Personnel were added in customer service, engineering and other support functions at both operating subsidiaries in fiscal 2005. As the Company plans on further additions to its marketing and engineering staff, operating expenses are expected to increase.

         Interest expense increased from $405,000 in fiscal 2004 to $582,000 in the current year. Additions to debt obligations in fiscal 2004 related to the Vulcan acquisition and increases in revolving lines of credit at both subsidiaries in fiscal 2005 were made to fund business growth and new product development. The increase in the prime rate charged by lending institutions increased steadily during the current year, adding to the interest burden absorbed by the Company.

         Despite the decrease in gross margin, income from operations as a percentage of net sales for the heat transfer segment remained flat at approximately 8% of net sales for both years. The large sales volume increase offset a proportionally smaller increase in operating expenses and interest charges, enabling most of the increased cost in direct materials to be absorbed by the operating performance of the segment. The automotive segment suffered from the significant start up costs associated with the large program, thereby generating a loss from operations of $2,413,000 in 2005 compared to a nominal loss of $7,000 in the prior year. Operating performance for this segment is expected to improve in future periods as these start-up costs are of a non-recurring nature.

         As a result of the large loss recorded by the automotive products, the consolidated deferred tax liability existing as of the prior year end was no longer required and eliminated during the current year. A significant net operating loss carry forward currently exists and future tax provisions and/or benefits will be recorded based on the operating performance of the consolidated group.

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

         Excluding  sales  of  the  acquired  company,   revenues  increased  by
approximately $1.4 million,  or 13%, over the prior year. During the second half

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 10

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

         Interest expense increased during the current year as a result of debt obligations incurred in conjunction with the acquisition and inclusion of Vulcan's existing debt as of the date of purchase. In addition, in conjunction with a large multi-year supply agreement scheduled to commence in fiscal 2005, Vulcan financed machinery and equipment additions totaling in excess of $2 million. Other expense of $120,875 resulted from the liquidation of certain officer life insurance policies in order to assist in the financing of the Vulcan acquisition.


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


Financial Accounting Standards

         In July  2002,  the  Public  Company  Accounting  Reform  and  Investor
Protection  Act of 2002  (the  Sarbanes-Oxley  Act)  was  enacted.  Section  404

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 11

stipulates that public companies must take responsibility for maintaining an effective system of internal control. The Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management's report. The Company is not required to comply with section 404 of the Act until the fiscal year ending March 31, 2007.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. Management does not expect the adoption SFAS No. 151 to have a significant impact on the Company's financial statements.

         In December 2004, the FSB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Accounting Principles Board ("APB") Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for non monetary transaction, unless the exchange lacks commercial substance. The effective date for SFAS No. 153 is for non monetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company will adopt SFAS No. 153 in fiscal year 2006 and does not expect it to have a significant impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment." This statement replaces SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No.123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during fiscal years beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. We have not fully evaluated the effect of SFAS No. 123 (revised 2004) on our financial statements and have not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).


Liquidity and Capital Resources
-------------------------------

         At March 31, 2005, consolidated working capital was a negative $4,015,000 compared to a negative $1,271,000 at March 31, 2004. Aggregate debt at March 31, 2004 was $9,502,000 as compared to $10,437,000 at March 31, 2005.
Of these amounts, long-term debt was $4,981,000 and $5,319,000, respectively.

         In August, 2003 the Company purchased 100% of the common stock of Vulcan. The aggregate purchase price of $2,014,000, including fees and expenses, was financed with a combination of cash, term and revolving debt from the Company's primary lender and notes payable to the selling shareholders. A portion of the cash used for the acquisition was obtained through the surrender of officers' life insurance policies. The difference between the cash proceeds and the Company's long-term receivable relating to these policies, $103,000, was charged to earnings during the current period. Concurrent with the acquisition, term loan credit facilities in the maximum amount of $2,150,000 were arranged to finance machinery, equipment and related costs associated with a new production supply agreement scheduled to begin in the summer of 2004.

         At the date of acquisition, Vulcan had negative working capital of $1,260,000, including short-term debt obligations issued in conjunction with the acquisition. During the balance of the fiscal year, significant investments were made in capital equipment to support a large customer program with shipments scheduled to begin in the summer of 2004. The program was delayed by approximately six months, during which time the debt obligations were paid without the expected revenues to fund these expenditures. Investing activities

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 12



other than related to Vulcan decreased from the prior year, as several new machines and other production related equipment were purchased during the year.

         Capital expenditures in the automotive segment aggregated $1,739,000 in fiscal 2004 and $538,000 in fiscal 2005. Current year capital expenditures were funded from the revolving line of credit further increasing the company's short term debt load in fiscal 2005. Capital expenditures in the heat transfer products segment increased from $513,000 in fiscal 2004 to $781,000 in the current year. Production equipment to support the new products introduced by the Company in the current year was designed and constructed in fiscal 2005 was funded by a blend of term and revolving debt.

         The Company's access to credit is expected to be adequate for heat transfer products in the coming year as increased sales revenues coupled with operating efficiencies are expected to create sufficient availability in its revolving line of credit. The need for term debt financing to fund capital expenditure programs will be explored with its primary lender during the coming months. The automotive product section is currently experiencing an extremely tight credit situation as its funding resources have been severely taxed by the significant start-up expenses of the major new program. Outside capital aggregating $450,000 has been infused into Vulcan subsequent to year end and the segment requires additional financing to fund equipment purchases and operating requirements. The projected need for additional capital, based on current sales forecasts and projections from customers, is expected to be significant. Discussions with current and prospective lending sources are ongoing in an attempt to secure the necessary funding for these programs.

         Increases in operating costs continue to play a more significant role in the Company's day-to-day operations in both segments as competitive pricing pressures have restricted the Company's ability to fully recover all added expenses. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions during the coming year. Labor markets for skilled and semi-skilled employees have become volatile, dependent in large part to hiring practices at larger manufacturing companies. The general economy appears to play a significant role in this process as the pool of qualified candidates can vary significantly when layoffs are implemented or hiring freezes lifted at those employers. A shortage of experienced technical support and engineering staff is expected to continue for the foreseeable future. Employment related costs continue to escalate unabated and the impact on future periods is unknown at this time although the Company is continually exploring opportunities to reduce these expenses.

Considerations regarding Forward-Looking Disclosures. This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may effect such forward-looking statements include, without limitation: the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, and changes in unit prices, supply and demand for the Company's tubing products especially in applications serving the automotive, commercial, industrial and residential construction industries.


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

Item 7.         Financial Statements

         Attached following Item 14.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 13



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

Item 8.A.       Controls and Procedures

(a)  Evaluation of disclosure controls and procedures -
     --------------------------------------------------
     Management believes that the Company's disclosure controls and procedures (as defined in the Exchange Act) provides the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act.

(b)  Changes in internal controls -
     ------------------------------
     There were no significant changes made and no corrective actions taken in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date. No significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions were uncovered.

Item 8.B.         Other Information

         See Item 6. "Subsequent Events".


                                    PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act

         (a)-(b)  The executive officers and directors of the Company are:

                                                                                   Officer or
Name                     Born     Position                                       Director Since
----                     ----     --------                                       --------------
John F. Ferraro          1934     Chairman of the Board and Secretary                1979
Robert A. Lerman         1935     President, Chief Executive Officer and Director    1979
Anthony C. Mirabella     1940     Director                                           1985
John J. Hughes           1926     Director                                           2003
Fred H. Samuelson        1931     Director                                           2003
Robert I. Lieberman      1954     Treasurer and Chief Financial Officer              1986

         The directors are each elected to one year terms. The term of each director and officer expires when his successor is elected and qualified.

         The following is a brief account of the business experience of each director and executive officer of the Company during the past five years.

                  John F. Ferraro holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962). In 1979, Mr. Ferraro was elected Secretary and a Director of the Company. Since 1981, Mr. Ferraro has been Chairman of the Board of the Company. In 1997, Mr. Ferraro became Secretary and a Director of Pioneer Ventures Corp. ("PVC") and a manager of Ventures Management Partners LLC ("VMP"), the general partner of a partnership formed for the purpose of providing venture capital financing to other companies. Mr. Ferraro was appointed a Director of Initio, Inc. in 2003. See Item "Certain Transactions".

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 14



                  Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in
Mathematics,  Adelphi  College  (1961),  and  Master of  Science  in  Electrical
Engineering, University of Connecticut (1964). In 1979, Mr. Lerman was elected Treasurer and a Director, in 1980 President of the Company and was appointed Chief Executive Officer in 2002. Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York. In 1997, Mr. Lerman became President and a Director of PVC and a manager of VMP. In 2002 he became a director of 4uDr, Inc. Mr. Lerman also serves as a consultant to other companies none of which are competitive with the Company. See Item "Certain Transactions".

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

         (e)      Audit Committee Financial Expert.


         During fiscal 2005 the Company did not have a financial expert serving on the audit committee, however, effective February 2005, the audit committee selected Mr. David Federman as a financial expert consultant and his assignment was approved in May 2005. Mr. Federman is independent and meets the requirements to qualify as a financial expert; Mr. Federman serves as a consultant and is not a member of the committee.


         (f)      Committees.

         Audit Committee. The Audit Committee, consists of John J. Hughes, Anthony C. Mirabella, and Fred H. Samuelson, all of whom are independent members of the Board of Directors. The Audit Committee has the responsibility to ascertain that the Company's financial statements reflect fairly the financial condition and operating results of the Company and to appraise the accounting and operating controls. The audit committee is to (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system, (ii) review and appraise the audit efforts of the Company's independent accountants, (iii) review and confirm the Company's financial statements contained in filings with the SEC, (iv) review and confirm matters relating to the examination of the Company by its independent auditors,
(v) review the use and  security  of the  Company's  liquid  assets  through the

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 15


review of the Treasurer's function, (vi) reassess its charter annually and recommend any proposed changes to the Board for approval, and (vii) recommend the appointment of independent accountants to the Board of Directors for its consideration and approval. The Audit Committee held one (1) meetings during fiscal 2005. The responsibilities of the Audit Committee are outlined in a written charter, which is included as Exhibit 99.a to this report.

         Compensation Committee: The Compensation Committee was formed in fiscal 2005 and currently consists of Messrs. John J. Hughes, Anthony C. Mirabella, and Fred H. Samuelson. The principal responsibilities of the Compensation Committee are (i) to make recommendations with respect to executive officer and senior management compensation and incentive compensation programs; (ii) subject to limitations set forth in the plans, to administer the Company's stock option plans including the issuance of stock in connection with the Company's incentive bonus plans; and (iii) to review management development and succession programs. The Compensation Committee was formed in 2004 and held one (1) meetings during fiscal year ended March 31, 2005. The Compensation Committee's charter is attached as Exhibit 99.b to this report.

         Nominating/Corporate Governance Committee: The Nominating/Corporate Governance Committee was formed in fiscal 2005 currently consists of the full board of directors. The principal responsibilities of the Nominating/Corporate Governance committee are (i) to make recommendations on the size and composition of the Board, (ii) to establish criteria for Board membership and review and recommend potential candidates to the full Board of Directors, and (iii) to develop and recommend corporate governance principles. The Nominating/Corporate Governance committee was formed in 2004 and held one (1) meeting as a part of a regular board meeting during fiscal year ended March 31, 2005 to discuss and establish corporate governance principles. The Committee has not considered new nominees to the board of directors as a majority of the board is independent, and due to the relative size of the board as compared to the Company; the principles for seeking new nominees or filling vacancies on the board are outlined in the charter to the Committee attached as Exhibit 99.c to this report.

         While the Board of Directors  has  delegated  the selection and initial
evaluation  of  potential  directors  to  the  Nominating/Corporate   Governance
Committee, the Board retains final approval of all nominations.

         Attendance at Meetings
         ----------------------

         During FY-2005, the Board of Directors held four (4) meetings. All members of the Board of Directors in FY-2005 attended at least 75% of the aggregate number of meetings of the Board of Directors and the Committees of which they were members.

         Directors are expected to attend the Annual Meeting of Shareholders. However, the Board of Directors recognizes that circumstances may occasionally preclude attendance by all directors. All of the Company's directors attended the Company's annual meeting for the 2004 fiscal year.

         Audit Committee Report
         ----------------------

         The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors. The Audit Committee members are not professional accountants or auditors; no member of the Audit Committee is a financial expert. The Audit Committee certifies that the independent auditor is "independent" under applicable rules. Their functions are not intended to duplicate or to certify the activities of management and the independent auditor.

         Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. The Audit Committee discussed with the Company's independent auditors the overall scope and plans for the audit. The Audit Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.

         In fulfilling its oversight responsibilities, the Audit Committee reviewed with management the audited financial statements, included in the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005, including

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 16




a discussion of the acceptability and quality of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

         The Audit Committee reviewed with the independent auditors, who are primarily responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the acceptability and quality of the Company's accounting principles and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. The Audit Committee has discussed with the independent auditors their independence from management and the Company (including the matters in the written disclosures required by the Independence Standards Board) and considered the compatibility of non-audit services with the auditors' independence.

         In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board approved) that the audited financial statements be included in the Annual Report on Form 10-Ksb for the fiscal year ended March 31, 2005 for filing with the SEC. The Audit Committee and the Board of Directors have also recommended the selection of Mahoney, Sabol & Co., LLP as the Company's independent auditors for FY-2005 and the fiscal year ending March 31, 2006.

Submitted by the following Members of the Audit Committee on June 14, 2005:
         Audit Committee: John J. Hughes, Anthony C. Mirabella, and Fred H. Samuelson

Senior Financial Officer Code of Ethics

         The Company has a written Code of Business Conduct (the "Code") that includes a code of ethics (the "Senior Financial Officer Code of Ethics") that applies to the Company's Chief Executive Officer and senior financial officers (including the Company's Chief Financial Officer, Controller and persons performing similar functions) (collectively, the "Senior Financial Officers"). The Company will provide a copy of the Senior Financial Officer Code of Ethics, without charge, upon written request to Office of the Treasurer at the Company. If the Company changes the Senior Financial Officer Code of Ethics in any material respect or waives any provision of the Senior Financial Officer Code of Ethics for any of its Senior Financial Officers, the Company expects to provide the public with notice of any such change or waiver by publishing an appropriate description of such event as required or permitted under applicable rules of the Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely on a review of the forms submitted to the Company during and with respect to the most recent fiscal year, the Company is not aware that any report required by Sect.16(a) of the Securities Exchange Act of 1934 ("Exchange Act") to be filed by any director, officer or principal shareholder was not filed on a timely basis.

Item 10.        Executive Compensation and Transactions

Unless otherwise noted, share amounts and per share amounts (including exercise or conversion prices of options, warrants or convertible securities) in this Annual Report have not been adjusted to reflect the impact of the reverse stock split.

         (a)-(b)  Summary of  Compensation - The following  table sets forth on
an  accrual  basis  for  the  three  most  recently  ended  fiscal  years,   the
remuneration of each of the Company's officers whose remuneration exceeded $100,000 and for all officers of the Company as a group.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 17

                                            SUMMARY COMPENSATION TABLE
                                            Annual                        Long-Term Compensation
                                                               -----------------------------------------
                                         Compensation                  Awards           Payouts    Other
                                         ---------------------------------------------------------------
                                                                                                         Company
                                                        Other         Stock      Options/      LTIP       401(k)
Name/Position             Fiscal Year  Salary/Bonus     Compensation  Awards     SARS          Payouts   Contrib.
-------------             -----------  ------------     ------------  ------     ----          -------   --------
Robert A. Lerman(1)       2005         $244,919(2)      $3,629          $ 0          0 shs      $0     $2,367
President, CEO            2004         $292,212         $4,036       $60,300         0 shs      $0     $2,855
& Director                2003         $281,750(2)      $3,612       $2,500          0 shs      $0     $1,927

John F. Ferraro (1)       2005         $242,919 (2)     $2,880           $0          0 shs      $0       $796
Chairman of the Board,    2004         $212,317         $2,880       $1,750          0 shs      $0     $1,077
Secretary & Director      2003         $231,249(2)      $3,118       $2,500          0 shs      $0       $825

Robert I. Lieberman(3)    2005         $171,482         $6,106       $5,363          0 shs      $0         $0
Treasurer and CFO &       2004         $159,365         $7,731       $6,481          0 shs      $0         $0
President of Turbotec &   2003         $161,732(3)      $7,263       $2,500          0 shs      $0         $0
Vulcan

        (1) Messrs. Lerman and Ferraro each entered into five-year employment contracts with the Company effective April 1, 2004. Each employment contract provides for a basic annual salary of $180,000 with an annual increase at April 1st of each year based on increases in the Consumer Price Index for all Urban Consumers for the New York, New Jersey, and Connecticut Region. Effective June 1, 2005, the board increased Mr. Lerman's base annual salary to $250,000. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $65,000 annual expense reimbursement of additional insurance of each employee's selection. In addition, each employment contract contained a provision providing that in the event of disability, the employee will receive disability payments equal to the annual salary of the employee for five years (with proportional reductions in the event of partial disability); and $6,500 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for five years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of termination compensation which would otherwise be due. Further, the employee may opt to terminate the employment contract and shall be paid a lump-sum equal to 12 months' basic salary.

        (2) In 2005, 2004, and 2003, Mr. Lerman received cash bonuses of $65,000, $110,000, and $75,000, respectively. In 2005, 2004, and
                2003, Mr. Ferraro received cash bonuses of $63,000, $35,000, and $25,000, respectively.

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

         (b) Remuneration - For the fiscal year ending March 31, 2006, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $650,000 to all officers as a group (three persons) of which Mr. Lerman will be paid approximately $250,000, Mr. Ferraro will be paid approximately $200,000, Mr. Lieberman will be paid approximately $180,000.

         (c)    Stock Option Plans

                2002 Incentive Stock Option Plan - On October 22, 2002, the Company's stockholders approved the adoption of the Company's 2002 Incentive Stock Option Plan (the "2002 ISO Plan") reserving 500,000 shares (100,000 shares on a post-split basis) of the Company's Common Stock for issuance pursuant to incentive stock options qualified under the U.S. Internal Revenue Code of 1986 which may be granted under the 2002 ISO Plan at exercise prices at least equal to 100% of the fair market value of the Common Stock on the date of the effective date of the grant of the option.

         At June 10, 2005 no ISOs under the 2002 ISO Plan were outstanding. No options under the 2002 ISO Plan were granted in fiscal year ended March 31, 2005. The 2002 ISO Plan will expire on July 31, 2012.

                 2002 Non-Qualified Stock Incentive Plan - On October 22, 2002, the Company's stockholders approved the adoption of the Company's 2002 Non-Qualified Stock Incentive Plan ("2002 NQ Plan") reserving 500,000 shares

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 18

(100,000 shares on a post-split basis) of the Company's Common Stock for issuance pursuant to the 2002 NQ Plan in the form of stock options, stock bonus, or stock appreciation rights ("SAR"). The purchase price for the exercise of shares subject to any option shall not be less than 33.33% of the fair market value ("FMV") of the shares of common stock of the Company on the effective date of the option and in no event shall be less than the par value of the common stock; the value of the shares subject to any bonus shall be equal in value to a fixed dollar amount and such value shall not be less than 33.33% of the FMV of the shares of common stock of the Company on the effective date of the bonus and in no event shall be less than the par value of the common stock; the value of an SAR award of stock is equal to or less than (as the Board may determine) the excess of the FMV of one share of stock on the date of the exercise of the SAR less the FMV of one share of stock on the effective date of the award, the result of which is multiplied by the number of shares with respect to which the SAR shall have been exercised. The NQ Plan will expire on December 31, 2012.

         No stock incentives were issued under the 2002 NQ Plan in fiscal year ended March 31, 2005, except as follows:

         August 31, 2004 Stock Bonus - On May 4, 2004 the Company's Board of Directors approved the award of 25,000 (5,000 post-split) shares ("Aug-04 Stock Bonus") to one employee which was accepted and effective as of August 31, 2004. The bonus was valued at a price per share of $0.09 which equaled one-third of the closing price in the over-the-counter market on May 4, 2004. See also Item 10(k).

         (d) Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values - No options were exercised during fiscal year ended March 31, 2005 to purchase common stock of the Company. No options are currently outstanding. The aggregated option exercise values at fiscal year-end held by the executive officers equals zero.

         (e)    2004 Stock Bonuses
         January 14, 2004 Stock Bonuses - On October 30, 2003 the Company's Board of Directors approved the award of an aggregate of 100,000 (20,000 post-split) shares ("Jan-04 Stock Bonus") effective January 14, 2004. The bonuses were valued at a price per share of $0.0667 which equaled one-third of the closing price in the over-the-counter market on October 30, 2003. Of the total 100,000 shares, the three independent directors and one officer/director of the Company were issued 25,000 shares each. See also Item 5(d), Item 10(k), 10(l) and Item 12.

         February 20, 2004 Stock Bonuses - On October 30, 2003 the Company's Board of Directors approved the award of an aggregate of 1,050,000 (210,000 post-split) shares ("Feb-04 Stock Bonus") effective February 20, 2004. The bonuses were valued at a price per share of $0.0667 which equaled one-third of the closing price in the over-the-counter market on the valuation date of October 31, 2003. Of the total 1,050,000 shares, one officer/director and one officer of the Company were issued 900,000 shares and 150,000 shares respectively. Such shares are beneficially owned by the grantees, but are subject to a vesting release schedule of one-third of the bonus shares to be delivered on April 1, 2004, April 1, 2006, and July 31, 2006. See also Item 5(d), Item 10(k), 10(l) and Item 12.

         The compensation values of the stock bonuses received by the named executive officers and directors of the Company during the last three fiscal years are reflected in the Summary Compensation Table at the column labeled "Restricted Stock Awards" at Item 10(a) hereof.

         (f) Option Grants in Last Fiscal Year. No options were granted in the last fiscal year.

         (g) Directors' Fees - During the fiscal year ended March 31, 2005, aggregate directors' fees of $21,000 and stock bonus awards of 30,000 shares valued at an aggregate of $4,000, were paid to the Company's three independent directors who are not officers or employees. It is anticipated that such directors will be paid an aggregate of approximately $21,000 in directors' fees in the fiscal year ending March 31, 2006.

         (h) Employee Retirement Savings Plan - The Company made its matching contributions to the Thermodynetics, Inc. 401(k) Retirement Savings Plan (the "401(k) Plan") for the plan year ending December 31, 2004 equal to

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 19
30,000 post-split shares of the Company's common stock, on the condition that the value of such grant does not exceed $30,000 at a one-third valuation of the market price. See Note 18 of Notes to Consolidated Financial Statements. The assets of the 401(k) Plan are held in trust for the exclusive benefit of the participants by the trustees of the Plan, Messrs. Mirabella, Hughes, Samuelson, and Lerman as the trustees. The Company has not yet determined its matching contributions to the 401(k) Plan for the plan year ending December 31, 2005.

         The compensation value of the 401(k) participation received by the below listed officers and directors is reflected in the Summary Compensation Table at the column labeled "Company 401(k) Contribution" at Item 10(a) hereof. The following table sets forth the number of shares of Common Stock contributed to the below referenced persons or groups of persons during the 401(k) Plan year ended December 31, 2004, Column (1), and for all years from inception of the Plan through Plan year ended December 31, 2004, Column (2). All amounts are reflected on a post-reverse-split (April 18, 2005) basis.

                                             Shares Contributed by the Company
   Name                                     and Held in Trust Under 401(k) Plan
   ----                                     -----------------------------------
   Officers and Directors                     Column (1)           Column (2)
   ----------------------                     ----------           ----------
                                                                  (Aggregate)
   Robert A. Lerman(z)                          2,959                42,212
   John F. Ferraro                                995                23,054
   Robert I. Lieberman                             -0-                3,388
   Anthony C. Mirabella(z)                         -0-                   -0-
   John J. Hughes(z)                               -0-                   -0-
   Fred H. Samuelson(z)                            -0-                   -0-

   All officers and directors as a group(z)     3,954                68,654
       (6 persons)

   Total Matching Contribution                 30,000               376,551
   to all employees
   (93 persons)

                (z) Trustees of the 401(k) Plan. Excludes the aggregate shares held in trust by the trustees of the 401(k) Plan for all participating employees.


         (i)    Compensation  Committee  Interlocks  and  Insider  Participation
- The Company's Compensation Committee currently consists of Messrs. John J. Hughes, Anthony C. Mirabella, and Fred H. Samuelson. No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee holds more than 5% of the outstanding and issued shares of the Company's common stock. See Footnotes (1) and (3) to Summary Compensation Table in Item 10(a) hereof. The executive officers of the Company serve in a variety of executive capacities and as directors for other corporations as described in Item 9 hereof. No activities performed by any executive officer of the Company for any corporation or entity, other than the Company, were related to or were a factor in determining the compensation of the officers and directors of the Company.

         (j) Other Plans and Employment Contracts - The Company does not have any other pension or similar plan. See Item 10(a) footnotes (1) and (3) herein as to the Company's employment contracts with Messrs. Lerman, Ferraro, and Lieberman which provide for the terms of their compensation and disability and termination payment provisions.

         (k) Recent Sales of Unregistered Securities - The Company has not made any recent sales of any unregistered securities, excluding shares under the Company's 401(k) plan, within the past three (3) years, except that: (I) A total of 150,000 (30,000 post-split) shares of common stock were issued on March

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 20

27, 2003 as stock bonus awards. The shares were valued at $0.033 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under Sect.4(2) of the Act. (II) A total of 100,000 (20,000 post-split) shares of common stock were issued on January 14, 2004 as stock bonus awards. The shares were valued at $0.0667 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under Sect.4(2) of the Act. See also Items 5(d), 10(e), 10(l), and 12. (III) A total of 1,050,000 (210,000 post-split) shares of common stock were issued on February 20, 2004 as stock bonus awards. The shares were valued at $0.0667 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under Sect.4(2) of the Act. (IV) A total of 25,000 (5,000 post-split) shares of common stock were issued on August 31, 2004 as stock bonus awards. The shares were valued at $0.09 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under Sect.4(2) of the Act. See also Item 10(c). (V) Two affiliated officer/directors and four unaffiliated investors purchased 10% promissory notes in the aggregate amount of $450,000, as well as warrants to purchase common stock on May 10, 2005, whereby $150,000 and $300,000, respectively, $450,000 in the aggregate, was borrowed by the Company The warrants are exercisable to purchase common stock at an exercise price of $1.40 per share reflecting the 5:1 reverse stock split of April 2005. The warrants expire June 30, 2008, and provide for the purchase of 225,000 shares of common stock in the aggregate. The exemption from the registration requirements of
Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under Rule 506 of Regulation D as promulgated under Sect.4(2) of the Act. See also Items 10(m), and 12.

         (l) Officer Loans - On December 5, 2001 Messrs. Lerman and Ferraro exercised certain stock options and each borrowed $107,150.01 from the Company to purchase the underlying shares of common stock. Such loans are evidenced by Commercial Promissory Notes each dated December 5, 2001 and bore interest at the variable-rate of interest published in The Wall Street Journal, Eastern Edition, under the designation "Money Rates" and shown as the "Prime Rate" or "base rate on corporate loans at large U.S. money-center commercial banks". These notes were paid in full during the fiscal year ended March 31, 2005. See Items 10(k) and 12.

         (m) Private Placement - Two affiliated officer/directors and four unaffiliated investors purchased 10% promissory notes in the aggregate amount of $450,000, as well as warrants to purchase common stock on May 10, 2005, whereby $150,000 and $300,000, respectively, $450,000 in the aggregate, was borrowed by the Company. See Items 10(k) and 12.

Item 11.        Security Ownership of Certain Beneficial Owners and Management

         The following  table sets forth,  as of June 10, 2005, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director, by each officer and by all officers and directors of the Company as a group. The shares underlying the ISOs held by one officer which are presently exercisable are deemed beneficially owned. All amounts are reflected on a post-reverse-split (April 18, 2005) basis.

      Name and Address(1)             Amount and Nature             Percent of
      of Beneficial Owner             of Beneficial Ownership       Class Owned
      -------------------             -----------------------       -----------

      Directors and Officers

      Robert A. Lerman                1,075,654     shs (2)             27.3%
      John F. Ferraro                   818,667     shs (3)             20.8%
      Anthony C. Mirabella               58,358     shs (4)              1.5%
      John J. Hughes                     10,000     shs (4)              0.3%
      Fred H. Samuelson                  10,000     shs (4)              0.3%
      Robert I. Lieberman                55,548     shs (5)              1.4%

      All officers and                2,028,226     shs (5)             51.4%
      directors as a group
      (six persons)

      Other 5% Shareholders
      Thermodynetics, Inc. 401(k)       376,551     shs (6)              8.9%
      Retirement Savings Plan

_

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 21

__________________________

                  (1) The  address  of all  officers  and  directors  is c/o the
                      Company, 651 Day Hill Road, Windsor, CT 06095.

                  (2) Includes 42,212 shares held for Mr. Lerman in trust under the Company's 401(k) Plan; includes 48,905 shares held by the spouse of Mr. Lerman; excludes the aggregate 376,551 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees. Includes 60,000 shares beneficially owned, but subject to a vesting release schedule of one-third of the bonus shares being the last third to vest on July 31, 2006; 120,000 shares have vested and have been issued and distributed; see "February 20, 2004 Stock Bonuses".

                  (3) Includes 23,054 shares held for Mr. Ferraro in trust under the Company's 401(k) Plan.

                  (4) Excludes the aggregate 376,551 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

                  (5) Includes 3,388 shares held in trust under the Company's 401(k) Plan. Includes 10,000 shares beneficially owned, but subject to a vesting release schedule being the last third to vest on July 31, 2006; 20,000 shares have vested and have been issued and distributed; see "February 20, 2004 Stock Bonuses".

                  (6) Includes an aggregate 68,654 shares held in trust under the Company's 401(k) Plan for each respective officer's account; excludes the aggregate 376,551 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees. Includes 48,905 shares held by the spouse of Mr. Lerman.


Item 12.        Certain Relationships and Related Transactions

         Transactions with Management and Others and Certain Business Relationships - None of the officers and directors of the Company are currently engaged in businesses competitive to the business of the Company. During the last two (2) fiscal years, the Company has not been engaged in transaction(s) with any officers, directors, beneficial holders of more than 5% of its outstanding voting securities and entities with which they were affiliated, except as presented below.

                With Directors and Officers, and Related Persons.
                -------------------------------------------------
         (A) 1995 Stock Option Loans - A total of 3,903,068 (780,063 post-split) shares of common stock were issued to two officers/directors and one director upon the exercise and purchase of the shares underlying their 1995 stock options. The two officers/directors issued promissory notes evidencing the obligation and such notes were paid in full during fiscal year 2005. See Item 10(k) "Recent Sales of Unregistered Securities", and Item 10(l) "Officer Loans".

         (B) March 27, 2003 Stock Bonuses - The Company awarded an aggregate of 195,000 (39,000 post-split) shares ("2003 Stock Bonus") effective March 27, 2003. The bonuses were valued at a price per share of $0.033 which equaled one-third of the closing price in the over-the-counter market on March 27, 2003. Of the total 195,000 shares, the five directors and one officer of the Company were issued 25,000 shares each, and 45,000 shares were reserved for issuance to three employees. See also Item 5(d), Item 10(a), Item 10(e), and Item 10(k).

         (C) January 14, 2004 Stock Bonuses - The Company awarded an aggregate of 100,000 (20,000 post-split) shares ("Jan-04 Stock Bonus") effective January 14, 2004. See also Item 5(d), 10(e), Item 10(k), and Item 10.

         (D) February 20, 2004 Stock Bonuses - The Company awarded an aggregate of 1,050,000 (210,000 post-split) shares ("Feb-04 Stock Bonus") effective February 20, 2004. See also Item 5(d), 10(e), Item 10(k), and Item 10.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 22

         (E) Life Insurance Receivable Write-Off - In July 2003, the Company cashed-in and terminated two insurance policies receiving approximately $635,000; the net amount of $102,875 due the Company under the agreement for the Company to receive was written-off.

         (F) Employment Agreements - The Company entered into employment agreements with two officers/directors effective April 1, 2004. See Item 10(a) and footnote (1) to the table therein, and Exhibit 10(i) to 10-Ksb filed 29 June 2004.

         (G)    Private Placement & Loans - Two  affiliated   officer/directors
entered into subscription agreements with the Company in the Company's private placement offering whereby $150,000 was borrowed by the Company from such officer/directors. Further, all investors each received warrants to purchase common stock at an exercise price of $1.40 per share. See Item 10(k) and (m).


Item 13.        Principal Accountant Fees and Services

Audit Fees - Fees for the professional audit services rendered by Mahoney, Sabol & Co., LLP for the audit of the Company's annual financial statements for the years ended March 31, 2005 and 2004 equaled $50,000, and $54,000, respectively.

Audit-Related Fees - Fees for the review of the financial statements included in our quarterly reports for the fiscal years ended March 31, 2005 and 2004 equaled $10,500, and $10,500, respectively.

Tax Fees - Fees for tax preparation services for the fiscal years ended March 31, 2005 and 2004 equaled $7,000, and $7,000, respectively.

All Other Fees - All other fees for professional services rendered by Mahoney, Sabol & Co., LLP consisting of accounting services in connection with the acquisition of Vulcan Industries, Inc. in August, 2003, and other non-audit fees for the fiscal years ended March 31, 2005 and 2004 equaled, in the aggregate, $1,325, and $7,500, respectively.

The Company evaluated whether providing non-audit services by Mahoney, Sabol & Co., LLP for the fiscal year ended March 31, 2005 is compatible with maintaining the principal accountant's independence.

Item 14.        Exhibits and Reports on Form 8-K

         (a)    Financial Statements

                Independent Auditors' Report.

                Consolidated Balance Sheets - March 31, 2005 and March 31, 2004.

                Consolidated Statements of Income and Comprehensive Income
                (Loss) - For The Years Ended March 31, 2005 and 2004.

                Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2005 and 2004.

                Consolidated Statements of Cash Flows - For The Years Ended March 31, 2005 and 2004.

                Notes to Consolidated Financial Statements

         (b)    Exhibits
                --------

                (3)(a)(i)     Certificate of Incorporation, as amended. (a)

                (3)(a)(ii) February 9, 1987 Amendment to Certificate of Incorporation.(b)

                (3)(a)(iii) March 29, 2005 Amendment to Certificate of Incorporation.(f)

                (3)(b)        By-Laws. (c)

                (4)(i)        Form of Common Stock certificate. (d)

                (10)(i) Form of Employment Contract for Chairman, and for President of the Company. (e)

                (14.1)        Code of Ethics

                (11)(i) Calculations of Earnings Per Common Share. This information is presented in Footnote 12 to the Consolidated Financial Statements.

                (21) Subsidiaries - The table following the list of exhibits indicates the wholly owned subsidiaries of Thermodynetics, Inc. and their respective states of incorporation.

                (31.a)        CEO Certification

                (31.b)        CFO Certification

                (32.a)        CEO Certification

                (32.b)        CFO Certification

                (99.a)        Audit Committee Charter

                (99.b)        Compensation Committee Charter

                (99.c)        Nominating Committee/Corporate Governance Charter


         Name                 State of Incorporation     Year of Incorporation
------------------------------------------------------------------------------

Turbotec Products, Inc.           Connecticut                    1978

Vulcan Industries, Inc.           Michigan                       1991
------------------------------------------------------------------------------

                              Thermodynetics, Inc.
                          Annual Report on Form 10-KSB
                                    Page 23

Incorporated by Reference to:

         (a)  Exhibit  3.1 to  Registration  Statement  on Form  S-1  (File  No.
         2-71500)
         (b) Exhibit 3(a)(ii) to Annual Report on Form 10-K for fiscal year ended 1988 (File No. 0-10707)
         (c)  Exhibit  3.2 to  Registration  Statement  on Form  S-1  (File  No.
         2-71500)
         (d)  Exhibit  4.1 to  Registration  Statement  on Form  S-1  (File  No.
         2-71500)
         (e) Exhibit 10.1 to Annual Report on Form 10-Ksb for fiscal year ended 2004 (File No. 0-10707)
         (f) Exhibit A to Proxy Statement for November 9, 2004 Annual Meeting (File No. 0-10707)

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                      CONSOLIDATED FINANCIAL STATEMENTS AND
                      -------------------------------------

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                     ---------------------------------------
                                 ACCOUNTING FIRM
                                 ---------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------





                                    CONTENTS
                                    --------

                                                                          Page
                                                                          ----

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                             1

CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                        2

         Consolidated Statements of Operations                              3

         Consolidated Statements of Stockholders' Equity                    4

         Consolidated Statements of Cash Flows                              5

         Notes to Consolidated Financial Statements                      6 - 26

                          MAHONEY SABOL & COMPANY, LLP
                               95 GLASTONBURY BLVD
                         GLASTONBURY, CONNECTICUT 06033

                                 (860) 541-2000
                               Fax (860) 541-2001



             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and
  Stockholders of
Thermodynetics, Inc.
Windsor, Connecticut


We have audited the consolidated balance sheets of Thermodynetics, Inc. and Subsidiaries (the "Company") as of March 31, 2005 and 2004, and the related consolidated statements of operations and stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MAHONEY SABOL & COMPANY, LLP
   -----------------------------
   MAHONEY SABOL & COMPANY, LLP

Certified Public Accountants
Hartford, Connecticut

May 27, 2005, except for Notes 7, 8, 9
and 22 as to which the date is July 27, 2005

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2005 AND 2004



                                                                                 2005         #      2004
                                                                             --------------      --------------

                                     ASSETS

CURRENT ASSETS
   Cash ..................................................................   $          -    $      2,040
   Accounts receivable, net of allowance for doubtful
        accounts of $124,839 in 2005 and $50,502 in 2004 .................      2,976,556       2,452,014
   Inventories ...........................................................      3,454,132       2,178,171
   Prepaid expenses and other current assets .............................         99,615         303,187
                                                                             ------------    ------------
         Total current assets ............................................      6,530,303       4,935,412

PROPERTY, PLANT AND EQUIPMENT, net .......................................      9,978,121       9,757,618

GOODWILL .................................................................              -         573,035

OTHER ASSETS .............................................................        488,503       2,079,417
                                                                             ------------    ------------

                                                                             $ 16,996,927    $ 17,345,482
                                                                             ============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit ........................................................   $  3,591,594    $  1,941,095
   Accounts payable ......................................................      4,707,567       2,296,600
   Accrued expenses and taxes ............................................        380,588         340,537
   Amounts due customer ..................................................        175,000               -
   Current portion of long-term debt .....................................      1,660,643       1,601,447
   Current portion of obligation under capital lease .....................         29,683          26,973
                                                                             ------------    ------------
         Total current liabilities .......................................     10,545,075       6,206,652

LONG-TERM LIABILITIES
   Long-term debt, less current maturities above .........................      4,971,671       5,893,842
   Obligation under capital lease, less current maturities above .........          9,376          39,059
   Deferred income taxes .................................................              -         250,000
                                                                             ------------    ------------
                                                                                4,981,047       6,182,901

COMMITMENTS AND CONTINGENCIES (note 11 and 19) ...........................              -               -

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
     25,000,000 shares ...................................................         39,537         194,211
   Additional paid-in capital ............................................      5,758,370       5,575,601
   Deficit ...............................................................     (4,327,102)       (717,866)
                                                                             ------------    ------------
                                                                                1,470,805       5,051,946
   Less: subscriptions receivable ........................................              -          96,017
                                                                             ------------    ------------
                                                                                1,470,805       4,955,929
                                                                             ------------    ------------

                                                                             $ 16,996,927    $ 17,345,482
                                                                             ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004



                                                            2005            2004
                                                       ------------    ------------


NET SALES ..........................................   $ 24,459,427    $ 16,503,591

COST OF SALES ......................................     21,891,135      12,324,291
                                                       ------------    ------------

             Gross profit ..........................      2,568,292       4,179,300

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES .........................................      3,711,984       3,228,395

IMPAIRMENT LOSS ....................................      2,109,822            --
                                                       ------------    ------------

             Income (loss) from operations .........     (3,253,514)        950,905

OTHER INCOME (EXPENSE)
       Other, net ..................................         (7,608)       (120,875)
       Interest expense ............................       (582,114)       (405,194)
                                                       ------------    ------------
                                                           (589,722)       (526,069)
                                                       ------------    ------------
             Income (loss) before provision for
                 income taxes ......................     (3,843,236)        424,836

PROVISION (BENEFIT) FOR  INCOME TAXES ..............       (234,000)        130,000
                                                       ------------    ------------

             Net income (loss) .....................   $ (3,609,236)   $    294,836
                                                       ============    ============

EARNINGS (LOSS) PER COMMON SHARE ...................   $      (0.91)   $       0.10
                                                       ============    ============

EARNINGS (LOSS) PER COMMON SHARE - ASSUMING DILUTION   $      (0.91)   $       0.10
                                                       ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                      THERMODYNETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004




                                         Common Stock
                                --------------------------
                                                            Additional
                                  Number of                   Paid-in       Income      Suscriptions
                                    Shares       Amount       Capital      (Deficit)     Receivable        Total
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2003 .....    18,226,178   $   182,262   $ 5,503,225   $(1,012,702)   $  (140,645)   $ 4,532,140

Issuance of stock pursuant to
  bonus .....................     1,195,000        11,949        72,376             -              -         84,325
Subscriptions receivable ....             -             -             -             -         44,628         44,628
Net Income ..................             -             -             -       294,836              -        294,836
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2004 .....    19,421,178   $   194,211   $ 5,575,601   $  (717,866)   $   (96,017)   $ 4,955,929
                                ===========   ===========   ===========   ===========    ===========    ===========


Issuance of stock pursuant to
  bonus .....................        55,000           550         6,200             -              -          6,750
Issuance of stock pursuant to
  401(k) plan 2004 ..........       292,404         2,924        18,421             -         21,345
Subscriptions receivable ....             -             -             -             -         96,017         96,017
Retroactive effect of reverse
stock split (Note 22)           (15,814,800)     (158,148)      158,148             -              -              -
Net Loss ....................             -             -             -   $(3,609,236)             -     (3,609,236)
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance, March 31, 2005 .....     3,953,782   $    39,537   $ 5,758,370   $(4,327,102)   $        -     $ 1,470,805
                                ===========   ===========   ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                                   2005          2004
                                                               -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) ......................................   $(3,609,236)   $   294,836
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization ........................       779,066        598,025
      Impairment losses ....................................     2,109,822              -
      Deferred tax provision ...............................      (250,000)       130,000
      Changes in operating assets and liabilities:
        Increase in accounts receivable ....................      (734,542)      (525,543)
        Increase in inventories ............................    (1,275,961)      (297,637)
        (Increase) decrease in prepaid expenses and
          other current assets .............................       103,571       (236,947)
         Decrease in other assets ..........................       347,765        102,875
         Increase in accounts payable ......................     2,410,966        181,483
         Increase due to customer ..........................       175,000
         Increase in accrued expenses and taxes ............        61,397         64,198
                                                               -----------    -----------
             Net cash provided by operating activities .....       117,848        311,290
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment .............    (1,018,988)      (121,130)
    Acquisition of Vulcan Industries, net of cash acquired .             -       (763,851)
    Proceeds from officer life insurance loans .............             -        637,485
    Other decrease in life insurance receivable ............        (5,895)       (22,400)
                                                               -----------    -----------
             Net cash used in investing activities .........    (1,024,883)      (269,896)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from subscription receivable ..................        96,017         44,628
    Proceeds from long-term debt ...........................       159,535              -
    Proceeds from issuance of stock ........................         6,750         84,325
    Proceeds from short-term borrowings ....................     1,650,499        385,861
    Principal payments on debt and capital lease obligations    (1,007,806)      (555,920)
                                                               -----------    -----------
             Net cash used in financing activities .........       904,995        (41,106)
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH ............................        (2,040)           288

CASH, beginning of year ....................................         2,040          1,752
                                                               -----------    -----------

CASH, end of year ..........................................   $         -    $     2,040
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

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------

NOTE 1 - ACQUISITION OF VULCAN INDUSTRIES:

         In August 2003 Thermodynetics Inc. and Subsidiaries (the Company) purchased 100% of the common stock of Vulcan Industries, Inc. (Vulcan), a Michigan manufacturer of fabricated metal tubing serving the automotive, furniture and appliance industries. The aggregate purchase price of $2,014,015, including fees and expenses, was financed with a combination of cash, term and revolving debt from the Company's primary lender and notes payable to the selling shareholders. (See Notes 4 and 22).


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

         Nature of Operations:
         ---------------------

         Thermodynetics, Inc. is both a manufacturer of high performance, high quality heat exchangers, fabricated metal components and plumbing flexible connector products serving the heat transfer, transportation and plumbing industries and a fabricator of metal tubing for the automotive, furniture and appliance industries. The Company markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, automotive, biomedical, plumbing, appliance, water heating, aerospace and other industries.

         Estimates:
         ----------

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash Equivalents:
         -----------------

         The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2005 and 2004.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 2 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

         Accounts Receivables:
         ---------------------

         Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short term basis; thus trade receivables do not bear interest, although finance charges may be applied to receivables that are past due. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their financial condition. Allowances for potential losses are maintained and realized losses have been within management's expectations.

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

         Estimated useful lives to compute depreciation are as follows:
         --------------------------------------------------------------

                  Office equipment, furniture and fixtures          7 years
                  Building and improvements                        40 years
                  Machinery and equipment                        5 - 20 years

         Intangible Assets:
         ------------------

         Patent costs were capitalized and amortized on a straight-line basis over 17 years. Other intangibles were historically amortized on a straight-line basis over their estimated useful lives.

         On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. Goodwill is assigned to specific reporting units and is reviewedfor impairment at least annually and upon the occurrence of an event or when circumstances indicate that a reporting units carrying value is greater than its fair value. All other intangible assets, classified as definite-lived assets, are amortized over their estimated future lives (See Notes 7 and 22).

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 2 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

         Revenue Recognition:
         --------------------

         Revenues are recognized when title of products and risk of loss are transferred to the customer. When right of return exists, revenues are recorded at the time of sale with expected returns based on historical experience. Additional conditions for recognition of revenue are that collections of sale proceeds are reasonably assured and the Company has no further performance obligation according to the sales agreement.

         Pre-production design and development costs:
         --------------------------------------------

         Pre-production design and development costs are expensed as incurred.

         Shipping and handling costs:
         ----------------------------

         Shipping and handling costs, including amounts billed to customers, are included in cost of goods sold.

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

         Stock Options:
         --------------

         In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board
         (APB) opinion No. 25. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, whereby the Company does not recognize compensation costs at the grant date; accordingly, this pronouncement does not affect the Company's consolidated financial position or results of operations.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 2 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

         Stock Options (continued):
         --------------------------

         The following table illustrates the effect on net income and earnings per share as if the Company had adopted the fair value recognition approach of SFAS 123:

                                                                 2005                2004
                                                                 ----                ----
             Net income (loss) as reported                $  (3,609,236)      $     294,836
             Deduct:  Stock-based employee
               compensation expense based on
               fair value of all awards, net of tax:                -                     -
                                                          -------------       -------------
             Pro forma net income (loss)                  $  (3,609,236)      $     294,836
                                                          =============       =============

             Earnings per share:
             Basic - as reported                                $ (0.90)            $  0.10
                                                                ========            =======
             Basic - pro forma                                  $ (0.90)            $  0.10
                                                                ========            =======
             Diluted - as reported                              $ (0.90)            $  0.10
                                                                ========            =======
             Diluted - pro forma                                $ (0.90)            $  0.10
                                                                ========            =======

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

         Reclassification:
         -----------------

         Certain amounts as of March 31, 2004 have been reclassified to conform with the March 31, 2005 presentation. The reclassifications have no material affect on the financial statements.

         New Pronouncements:
         -------------------

         In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management's report. The Company is not required to comply with section 404 of the Act until the fiscal year ending March 31, 2007.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------



NOTE 2 - SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (Continued):

         New Pronouncements (continued):
         -------------------------------

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. Management does not expect the adoption SFAS No. 151 to have a significant impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Accounting Principles Board ("APB") Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for nonmonetary transaction, unless the exchange lacks commercial substance. The effective date for SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company will adopt SFAS No. 153 in fiscal year 2006 and does not expect it to have a significant impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No.123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during fiscal years beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. The Company has not fully evaluated the effect of SFAS No. 123 (revised 2004) on the financial statements and has not determined the method of adoption we will use to implement SFAS No. 123 (revised 2004).

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 3 - FINANCIAL INSTRUMENTS:

         Concentrations of Credit Risk:
         ------------------------------

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivables and other assets:

              o Cash - The Company does not maintain cash balances that exceed federal depository insurance limits. At March 31, 2005 and 2004 all cash balances were fully insured.

              o Trade accounts receivable - The Company's customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide. The Company had two customers that represented 37% of accounts receivable at March 31, 2004 and one customer that represented 35% of accounts receivable at March 31, 2004.

              o Other assets include a receivable relating to officers' life insurance which represents the net aggregate proceeds due the Company for the reimbursement of past policy premiums (see
                 Note 7).

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 4 - ACQUISITION OF VULCAN INDUSTRIES, INC.:

         The acquisition of Vulcan was accounted for as a purchase, and Vulcan is included in the Company's consolidated financial statements since August 1, 2003. The acquisition cost consisted of the following (rounded in thousands):

                 Debt issued for stock                    $     1,250,000
                 Cash paid for stock                              500,000
                 Transaction fees and expenses                    264,000
                                                          ---------------

                                                          $     2,014,000
                                                          ===============

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

         The acquisition cost allocated to the net tangible and intangible assets acquired, with the balance classified as goodwill based on the estimated fair values at the purchase, is as follows:

                 Property and equipment                   $     1,534,000
                 Accounts receivables                             878,000
                 Intangibles not subject to amortization          700,000
                 Goodwill (Note 7)                                573,000
                 Amortizable intangible assets                    500,000
                 Inventory                                        323,000
                 Other current and long-term assets                70,000
                 Liabilities                              (     2,564,000)
                                                          ---------------

                                                          $     2,014,000
                                                          ===============

         Amortizable intangible assets consist of propriety technical knowledge and customer relationships, to be amortized over periods ranging from 25 to 30 years. Intangible assets not subject to amortization represent unpatented core technology and general manufacturing processes and procedures (See Notes 7 and 22).

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 4 - ACQUISITION OF VULCAN INDUSTRIES, INC.: (Continued)

         Unaudited proforma combined results of operations of the Company and Vulcan for the preceding year, assuming the acquisition occurred at the beginning of that period, are as follows:

                                                            Year Ended
                                                           March 31, 2004
                                                           --------------

              Net revenues                                $     18,543,028
              Net income                                  $        249,921
              Net income per share - basic and diluted    $            .05


NOTE 5 - INVENTORIES:

         The major classes of inventories consist of the following as of March
         31:

                                                                2005                2004
                                                                ----                ----

              Raw materials                               $     1,853,462     $    1,251,646
              Finished goods                                    1,508,331            884,228
              Work-in-process                                     307,973            199,125
                                                          ---------------     --------------
                                                                3,669,766          2,334,999
              Less:
                Specific reserves                                 150,634            111,828
                General reserves                                   65,000             45,000
                                                          ---------------     --------------

                                                          $     3,454,132     $    2,178,171
                                                          ===============     ==============


NOTE 6 - NET PROPERTY AND EQUIPMENT:

         Property and equipment are summarized by major classifications as follows at March 31:

                                                                 2005                2004
                                                                 ----                ----
              Machinery and equipment (less impairment
                loss of $367,052 at March 31, 2005)       $     11,297,158     $   10,505,516
              Buildings                                          4,915,480          4,915,480
              Furniture and equipment                            1,197,286          1,141,380
              Leasehold improvements                             1,073,654            969,267
              Land                                                 230,627            230,627
                                                          ----------------     --------------
                                                                18,714,205         17,762,270
              Less accumulated depreciation
                  and amortization                               8,736,084          8,004,652
                                                          ----------------     --------------

                                                          $      9,978,121     $    9,757,618
                                                          ================     ==============

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 7 - OTHER ASSETS AND GOODWILL:

         Other assets consist of the following at March 31:

                                                                          2005                2004
                                                                          ----                ----

              Intangibles not subject to amortization (less
                an impairment loss of $700,000 in 2005 (see
                Note 22)                                              $       -           $    700,000
              Deferred assets                                               142,378            519,776
              Intangible assets - Vulcan (net of amortization of
                $30,000 at March 31, 2005 and $12,000 at
                March 31, 2004), less an impairment loss of
                $469,735 in 2005 (see Note 22)                                -                487,735
              Officers' life insurance receivable, net                      148,357            174,138
              Investments                                                    94,856             94,856
              Intangible assets, (net of prior amortization
                of $410,630)                                                 93,741             93,741
              Other                                                           9,171              9,171
                                                                    ---------------     --------------

                                                                    $       488,503     $    2,079,417
                                                                    ===============     ==============

         In accordance with SFAS No. 142, the Company has determined that the carrying value of its intangible assets with indefinite lives, related to Vulcan, as of March 31, 2005 were impaired. The carrying values at March 31, 2004 were deemed to be not impaired at that date. The Company estimated the fair value of the reporting unit utilizing a future discounted cash flow analysis. Accordingly, the financial statements recognize an impairment loss of $700,000 for the year ended March 31, 2005 (see Note 22).

         Amortization expense was $18,000 and $12,000 for the years ended March 31, 2005 and 2004, respectively, for intangible assets with definite lives. The Company has determined that these intangible assets are impaired and recorded an impairment loss of $469,770 in the year ended March 31, 2005 (see Note 22). The estimated annual amortization expense for each of the five years succeeding March 31, 2005 is therefore zero.

         Goodwill is assigned to a specific reporting unit (Automotive Products) and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. Subsequent to March 31, 2005, the Company determined that the carrying amount of the Automotive Products unit exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $573,035 was recognized relating to that reporting unit (see Note 22).

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 7 - OTHER ASSETS AND GOODWILL (Continued):

         During the fourth quarter of fiscal year 2005, the Company expensed its pre-production design and development costs which had been previously capitalized because the amount of reimbursement can no longer be objectively measured and verified. The change had the effect of decreasing net income for fiscal year 2005 by $1,193,446 ($.30 per share).


NOTE 8 - LINE OF CREDIT:

         The Company has a revolving line of credit (LOC) with a bank originally dated October 31, 1994. The agreement was amended on October 1, 2000 and January 23, 2002 and provides for a borrowing base equal to the sum of the following (as defined within the agreement): 80% of unpaid qualified receivables, the lesser of $1,500,000 or 50% of the lower of cost or market value of eligible raw and work-in-process inventory, plus the lesser of $500,000 or 50% of the lower of cost or market value of eligible finished goods inventory less 100% of the aggregate amount of then undrawn on all letters of credit and acceptances issued by the bank to a maximum of $3,250,000. Interest is charged at the bank's prime rate (5.75% and 4.00% at March 31, 2005 and 2004, respectively). The LOC contains various financial and non-financial covenants. At March 31, 2005, the Company was in default of the requirement to maintain a debt service coverage ratio of at least 1.2 to 1. This default affects all borrowings with this bank (see Note 9). The bank has subsequently waived this requirement of the agreements as of March 31, 2005 (see Notes 9 and 22). At March 31, 2005, the Company had additional borrowing availability of $441,465 under this facility.

         The Company, through its Vulcan subsidiary, also has a $1,750,000 revolving demand note dated February 23, 2004. The borrowing base is equal to the sum of (as defined within the agreement and related to Vulcan exclusively): 85% of unpaid qualified receivables, the lesser of $1,100,000 or 50% of the lower of cost or market value of eligible inventory, less 100% of the aggregate amount of then undrawn on all letters of credit and acceptances issued by the bank. At March 31, 2005, the Company had additional borrowing availability of $22,891 under this facility. This revolving demand note is in default (see Notes 9 and 22).


NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT:

         The Company has a $1,847,580 term loan dated July 25, 2003 from a financial institution. The note is payable in 60 monthly installments of $36,115 including principal and interest at 6.46% to March 31, 2009. The note is secured by specific equipment. Subsequent to March 31, 2005 this term loan went into default but was cured within the grace period (see Note 22).

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT (Continued):

         The Company has a $700,000 secured term note dated July 30, 2003 from a bank. The note is payable in 60 monthly installments of $11,667 commencing on September 1, 2003 with interest at a rate of prime (5.75% and 4.00% at March 31, 2005 and 2004, respectively) plus 1%. The note is secured by substantially all assets of the Company. This term note is in default ; the bank has waived such default (see Notes 8, 22 and (A) below).

         The Company has a $400,000 note payable to the City of Sturgis dated September 12, 2003 (amended March 2005) payable interest only through September, 2004 at which time the principal payments commenced. The note calls for principal payments of $5,749 plus interest at prime (5.75% and 4.00% at March 31, 2005 and 2004, respectively) to September 12, 2010. The note is secured by specific equipment (see Note 22).

         The Company has various subordinated notes to the former shareholders of Vulcan totaling $581,500. These notes are subordinated in priority to any and all commercial financing. All scheduled payments can only be made at such time as the Company is not in default of such financing agreements. All notes bear interest on the outstanding principal balance at a fixed interest rate of 6%. Interest is paid quarterly commencing March 31, 2004 until the notes are fully paid.

         The Company has non subordinated notes to the former shareholders of Vulcan with an aggregate remaining balance of $77,354 at March 31, 2005. These notes are payable in quarterly installments through December 2005 and bear interest at 6% and 9% per year.

         At March 31, 2004, Company had $100,000 held in escrow in relation to the acquisition of Vulcan due to the former shareholders. This amount was released during fiscal year 2005.

         At March 31, 2005, the Company had $300,000 outstanding on a $300,000 line of credit agreement for the acquisition of equipment (Equipment
         LOC). These borrowings have been reflected as long-term debt in these financial statements consistent with the terms of this obligation which require the outstanding balance to be paid over sixty months with interest charged at the bank's prime rate. This line of credit is in default and the bank has subsequently waived the default (see Notes 8 and 22).


         On January 23, 2002, the Company refinanced a mortgage, granted in 1999, and various secured term loans with the proceeds from a $2,025,000 secured term loan (Mortgage Loan) and a $700,000 secured term loan (Equipment Loan) These loans are in default and the bank has subsequently waived these defaults (see Notes 8 and22).

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT (Continued):

         The Mortgage Loan is payable in sixty monthly principal installments of $8,438 plus interest at a fixed rate of 7.65% per annum with a balloon payment including all remaining principal and accrued interest due and payable on January 1, 2007. The Mortgage Loan is secured by a first position on the Company's principal facility; is cross collateralized with the Equipment Loan, the LOC, the Vulcan Revolving Demand Note and the Equipment LOC; all are secured by substantially all the assets of the Company.

         The Equipment Loan is payable in sixty monthly principal installments of $11,667 plus interest at the bank's prime rate (5.75% and 4.00% at March 31, 2005 and 2004, respectively). The Equipment Loan is cross-collateralized with the Mortgage Loan and is secured by substantially all the assets of the Company.

         In August 2004 the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,000,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 13). The note is payable in eighty-four monthly installments of principal and interest of $8,932 and has a fixed interest rate of 6.9%, as defined in the note.

         In addition, the Company must comply with certain financial and non-financial covenants (see Note 8 and (A) below), noncompliance with which would be considered an event of default and provide the bank with the certain rights.

         (A) The Company is in default of certain covenants on its bank debt. As a result of these defaults, the bank has rights available including but not limited to increases to the interest rates charged and the ability to call the debts on demand. As more fully described in Note 22, the bank and the Company have entered into an agreement, under which the defaults were waived and only the term loan dated July 30, 2003 (originally in the amount of $700,000) has been reflected as a current liability at March 31, 2005.


                                                                     2005                2004
                                                                     ----                ----

              Mortgage loan                                   $     1,695,938     $     1,797,188
              Note payable - financial institution                  1,523,555           1,847,580
              Mortgage note payable - multi-purpose building          977,733             851,792
              Equipment loan and line of credit                       901,313             885,665
              Subordinated notes - Vulcan shareholders                581,500             581,500
              Note payable - a bank                                   478,327             618,331
              Note payable - City of Sturgis                          361,644             400,000
              Non-subordinated notes- Vulcan shareholders              77,352             400,000
              Auto loan                                                34,952              13,233
              Vulcan escrow                                              -                100,000
                                                              ---------------     ---------------
                                                                    6,632,314           7,495,289
              Less: current maturities                              1,660,643           1,601,447
                                                              ---------------     ---------------

                                                              $     4,971,671     $     5,893,842
                                                              ===============     ===============


                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT (Continued):

         Maturities of notes payable and long-term debt for each of the years succeeding March 31, 2005 are as follows:

              Year ending March 31,
                  2006                                    $     1,660,643
                  2007                                          1,000,506
                  2008                                            866,617
                  2009                                            809,509
                  2010 and thereafter                           2,295,039
                                                          ---------------

                                                          $     6,632,314
                                                          ===============


NOTE 10 - LEASES:

The Company leases a building in Sturgis, Michigan. The lease expires December 31, 2006 and requires a monthly rental payment of $6,250. Rent expense as of March 31, 2005 and March 31, 2004 was $75,000 and $50,120, respectively.

         On July 24, 2001, the Company entered into a capital lease for certain computer equipment. The lease calls for 60 monthly payments of $2,689 including principal and interest at 9.6% per annum.

         Computer equipment under capital lease included in net property, plant and equipment at March 31, 2005 is as follows:

              Furniture and equipment                     $    127,691
              Less accumulated amortization                     93,640
                                                          ------------

                                                          $     34,051
                                                          ============

         Future minimum rental payments required under the above lease as of March 31, 2005 are:

              Year ending March 31
              2006                                              32,268
              2007                                               9,588
                                                          ------------
              Total minimum lease payments                      41,856
              Less: amounts representing interest                2,797
                                                          ------------
              Present value of net
                  minimum lease payments                        39,059
              Less: current portion of
                  obligations under capital lease               29,683
                                                          ------------
              Long-term obligations
                  under capital lease                     $      9,376
                                                          ============

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 11 - STOCKHOLDERS' EQUITY:

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

         The option price and the value awarded for bonuses shall not exceed 33.33% of the fair market value on the effective date of the option or bonus. The value awarded for stock appreciation rights shall be equal to the excess of fair market value on the day of exercise less the fair market value on the effective date of the award. Through March 31, 2005, no options, shares or SARs had been granted under these plans.


NOTE 12 - EARNINGS PER COMMON SHARE:

         A reconciliation of the numerators and denominators of the basis and diluted Earnings per Common Share (EPS) computations for the years ended March 31:


                                            2005                                2004
                                      -----------------------------------   ---------------------------------
                                            Income            Shares            Income            Shares
                                         (Numerator)        (Denominator)      (Numerator)    (Denominator)

                                      -----------------    --------------   --------------    ---------------

         Net income (loss)            $     (3,609,236)                     $     294,836
                                      -----------------                     --------------

         Basic EPS
          Income (loss) available to
          common stockholders               (3,609,236)        3,946,439          294,836          3,677,017
         Effect of Dilutive Securities
          Stock options                         -                 -                -                  -
                                      -----------------  ----------------   --------------  -----------------
         Diluted EPS
         Income (loss) available to
          common stockholders  including
          assumed conversions         $     (3,609,236)        3,946,349    $     294,836          3,677,017
                                      =================  ================   ==============  =================


                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 13 - RENTAL OF MULTI-PURPOSE BUILDING:

         The Company leases a portion of its multi-purpose building (see Note 9) to an unrelated tenant under an agreement which expires August 31, 2005. Rental income aggregated $63,250 and $62,052 for the years ended March 31, 2005 and 2004, respectively, and is included in other income (expense) net in the accompanying consolidated statements of operations and comprehensive income.


NOTE 14 - RESEARCH AND DEVELOPMENT COSTS:

         Research and development costs charged to selling, general and administrative expenses amounted to $190,157 and $158,551 for the years ended March 31, 2005 and 2004, respectively.


NOTE 15 - ADVERTISING:

         The Company expenses the production costs of advertising when the costs are incurred. Advertising expense charged to selling, general and administrative expenses totaled $75,268 and $36,583 for the years ended March 31, 2005, and 2004, respectively.

NOTE 16 - INCOME TAXES:

         The provision (benefit) for income taxes consists of the following:


                                2005               2004
                            --------------     -------------

         Current
          State                    16,000            18,000
                          ----------------   ---------------

         Deferred                (250,000)          112,000
                          ----------------   ---------------

                          $      (234,000)   $      130,000
                          ================   ===============




         The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company's AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. State taxes accrued were based on net income on a separate company basis.

         The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for fiscal years 2005 and 2004. The principal reasons for this difference are listed in the following table:

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------

NOTE 16 - INCOME TAXES (Continued):


                                                       2005            2004
                                                   --------------  -------------

         Statutory federal  and state income tax          34 %           34 %
         Amortization and other                          -39            -17
         Utilization of net operating loss
          carryforwards                                    0             14
         Change in valuation allowance                    -9              -
                                                   --------------  -------------
                                                         -14 %           31 %
                                                   ==============  =============

         The significant components of the deferred tax provision are as follows:

                                                     2005                2004
                                              --------------      --------------

         Net operating loss                 $      (466,000)    $        50,000
         Property and equipment, net                 67,000             116,000
         Other                                            -             (21,000)
         Uniform capitalization                      (3,000)            (35,000)
         Asset impairment                          (720,000)                  -
         Write down of marketable security           (8,000)              2,000
         Valuation Allowance                        880,000                   -
                                            ----------------    ----------------

                                            $      (250,000)    $       112,000
                                            ================    ================

         The components of the net deferred tax accounts as of March 31, 2005 and 2004 are as follows:


                                                  2005                2004
                                              --------------      --------------
         Deferred tax assets:
         Net operating loss                  $       938,000     $       472,000
         Investment tax credits                      144,000             144,000
         Uniform capitalization                       50,000              47,000
         Asset impairment                            720,000                   -
         Capital loss                                149,000             141,000
         Valuation Reserve                          (880,000)                  -
         Research and development credit              10,000              35,000
         Other                                        54,000              29,000
                                            ----------------      --------------
         Total deferred tax assets                1,185,000             868,000
         Deferred tax liabilities:
         Property and equipment, net             (1,185,000)         (1,118,000)
                                            ----------------    ----------------

         Net deferred tax asset (liability) $             -     $      (250,000)
                                            ================    ================

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------

NOTE 16 - INCOME TAXES (Continued):

         The Company has approximately $3,350,000 of net operating losses for federal income tax reporting purposes available for carryforward, which expire in years ending March 31, 2006 through 2012. Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, inventory capitalization adjustments recorded for tax reporting purposes, asset impairment losses recorded for financial reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Investment tax credits are accounted for using the flow-through method. Unused tax credit carryovers totaled approximately $154,000 as of March 31, 2005 and expire in years through March 31, 2009.

         The Company established a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.


NOTE 17 - 401(k) PLAN:

         The Company has a defined contribution 401(k) plan which covers all participating employees who are over the age of 21 years and have at least one year of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Matching contributions are made in the form of Company common stock, subsequent to the close of the Company's fiscal year. Contributions for the years ended March 31, 2005 and 2004 totaled $24,000, and $21,800, respectively.


NOTE 18 - EMPLOYMENT CONTRACTS:


         A subsidiary of the Company has an employment agreement with a former shareholder of Vulcan Industries. The agreement commenced in August 2003 and continues for thirty-six months, renewable by the Company for an additional twelve months. The agreement calls for a base salary of $100,000 per year.

         The Company has employment agreements with two of its employees which currently renew on a year to year basis. These agreements provide for combined annual base salaries of $295,000 and $215,000 for the fiscal years ended March 31, 2005 and 2004, respectively. The employees may also earn a discretionary bonus based on criteria established by the Board of Directors.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 18 - EMPLOYMENT CONTRACTS (Continued):

         The Company has also entered into employment agreements with two employees and directors, which were renewed through March 2009. These agreements provide for an annual base salary of approximately $180,000 each, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage.

         In the event of termination, all four agreements provide for the continuation of compensation and benefits. However, the employees may not compete with the Company within the United States for a period of two years after termination and are subject to the terms and conditions of confidentiality agreements.


NOTE 19 - STOCK BONUSES:

         On October 30, 2003 the Company's Board of Directors approved the award of an aggregate of 100,000 shares issued on January 14, 2004 to the three independent directors and one officer/director of the Company.

         On October 30, 2003 the Company's Board of Directors approved the award of an aggregate of 1,050,000 shares issued on February 20, 2004 to officers of the Company. The shares are to be released pursuant to a vesting schedule ending on July 31, 2005, therefore, compensation expense is being amortized over this period.

         In October 2004, the Company issued 25,000 shares to an employee of the Company.

         In November 2004, the Company issued 30,000 shares to its Board of Directors.


NOTE 20 - CASH FLOW INFORMATION:

         Cash paid for interest was $533,309 and $365,421 for the years ended March 31, 2005 and 2004.

         Long-term debt of $300,000 and $2,131,323 was incurred when the Company acquired equipment and vehicles during the years ended March 31, 2005 and 2004, respectively.

         Issuance of stock pursuant to the 401(k) plan was $21,345 for the year ended March 31, 2005.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 20 - CASH FLOW INFORMATION (Continued):

         During fiscal 2004, the Company purchased all the capital stock of Vulcan Industries, Inc. for $2,014,051. In conjunction with the acquisition, liabilities were assumed as follows:

              Fair value assets acquired                  $     4,578,330
              Cash paid for the capital stock             (       764,051)
              Debt issued for capital stock               (     1,250,000)
                                                          ---------------

                                                          $     2,564,279
                                                          ===============


NOTE 21 - SEGMENT FINANCIAL DATA:

         The Company's operations consist of two business segments: heat transfer products and automotive products. The heat transfer segment includes operations associated with the production of surface enhanced tube technology for the heating and cooling industries and related applications. The segment related to automotive products includes those operations associated with producing component parts, as a second tier supplier to the automotive industry. Distinct reporting by such segments is based on the significance of the reported revenues and expenses.

         Information with respect to each of the Company's business segments is as follows:

                                                              2005        2004
                                                              ----        ----
                                                                (in thousands)

         Revenues:
         Heat Transfer Products                            $ 15,651     $ 12,586
         Automotive Products                                  8,808        3,918
                                                           --------     --------
         Total consolidated revenue                        $ 24,459     $ 16,504
                                                           ========     ========

         Depreciation and amortization:
         Heat Transfer Products                            $    368     $    334
         Automotive Products                                    411          264
                                                           --------     --------
         Total consolidated depreciation and amortization  $    779     $    598
                                                           ========     ========

         Interest expense:
         Heat Transfer Products                            $    388     $    343
         Automotive Products                                    194           62
                                                           --------     --------
         Total consolidated interest expense               $    582     $    405
                                                           ========     ========

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 21 - SEGMENT FINANCIAL DATA (Continued):

                                                                 2005       2004
                                                                 ----       ----
                                                                   (in thousands)
         Income (loss) from operations before Income taxes:
         Heat Transfer Products                             $    1,269     $     958
         Automotive Products                                  (  4,523)    (       7)
                                                            ----------      --------
         Total consolidated operations before income taxes  $(   3,254)    $     951
                                                            ==========     =========

         Capital expenditures:
         Heat Transfer Products                             $      781     $     513
         Automotive Products                                       538         1,739
                                                            ----------     ---------
         Total consolidated capital expenditures            $    1,319     $   2,252
                                                            ==========     =========

         Segment assets:
         Heat Transfer Products                             $   12,127     $  10,228
         Automotive Products                                     4,870         7,117
                                                            ----------     ---------
         Total consolidated segment assets                  $   16,997     $  17,345
                                                            ==========     =========

         Major Customers:

         The Company had one major customer in the Heat Transfer Products segment during fiscal years 2005 and 2004 that accounted for 15%, and 18%, respectively, of consolidated revenues.

         The Company had one major customer in the Automotive Products segment during fiscal years 2005 and 2004 that accounted for 28% and 26%, respectively, of consolidated revenues.

NOTE 22 - SUBSEQUENT EVENTS:

         Debt Waiver and Modification:

         On July 27, 2005, the Company and its primary lender entered into a Limited Waiver and Modification Agreement (Modification Agreement) as a result of certain covenant defaults and other events described below. Under the terms of the Modification Agreement, the bank has waived all defaults through July 27, 2005 and modifying the debt service coverage ratio to exclude the operations of Vulcan. The agreement does not waive the demand rights the bank has on the term loan dated July 30, 2003 (in the original amount of $700,000) and that debt has been reflected as a current liability at March 31, 2005.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       YEARS ENDED MARCH 31, 2005 AND 2004
                       -----------------------------------


NOTE 22 - SUBSEQUENT EVENTS (Continued):

         Asset Sale:
         -----------

         On July 15, 2005, the Company entered into an agreement with a major customer of its Automotive Products Segment whereby the customer purchased certain manufacturing equipment(with a carrying value of $2,136,797) located in the Sturgis, Michigan facility by paying the balance on the related outstanding debt due a financial institution plus half of the balance due the City of Sturgis (see Note 9).
         Accordingly, the Company recognized an impairment loss on these long-lived assets of $367,052 at March 31, 2005. The payoff of this debt was made during the grace period allowed by the financial institution. The City of Sturgis debt, which was paid down as a result of this asset sale was paid by the Company with proceeds from their primary lender under the terms of the Modification Agreement.

         The sale of the manufacturing equipment, which represents a significant portion of the future cash flows of Vulcan, required the Company to review the intangibles related to this reporting unit for impairment. As a result of this review, an impairment loss of $1,742,770 was recorded during the year ended March 31, 2005(see Note 7).

         Debt Offering:
         --------------

         On May 10, 2005, two officer/directors and four unaffiliated investors loaned the Company, $150,000 and $300,000, respectively or $450,000 in the aggregate. Such loans are evidenced by promissory notes bearing 10% interest, and payment terms as follows: (a) interest shall be payable monthly in arrears commencing on June 15, 2005; and (b) seven (7) monthly payments of sixty-four thousand two hundred eighty-six ($64,286) dollars of principal in the aggregate together with accrued and unpaid interest commencing June 15, 2006, and maturing on December 31, 2006. Further, the investors received warrants to purchase common stock at an exercise price of $1.40 per share. The warrants expire June 30, 2008, and provide for the purchase of 225,000 shares of common stock in the aggregate.

         Reverse Stock Split:
         --------------------

         Effective April 18, 2005, the Company implemented a reverse stock split whereby each outstanding five shares of common stock were exchanged for one share of common stock. The effect of this reverse stock split was to reduce the number of issued and outstanding common shares to approximately 3,960,000. The effects of this subsequent event have been retroactively applied to the March 31, 2005 consolidated balance sheet and all EPS calculations.

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

(Registrant)
THERMODYNETICS, INC.



By: /s/ Robert A. Lerman
    Robert A. Lerman, President,
    -------------------------------------
    Chief Executive Officer,
    and Director

Date: July    27, 2005


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  (Registrant)
                              THERMODYNETICS, INC.


By: /s/ Robert A. Lerman                        By: /s/ John F. Ferraro
    Robert A. Lerman, President,                    John F. Ferraro, Chairman of
    -------------------------------------           ----------------------------
    Chief Executive Officer, and Director           the Board, Secretary and
                                                    Director
Date: July    27   , 2005                       Date: July   27  , 2005



By: /s/ Robert I. Lieberman                     By: /s/ Anthony C. Mirabella
    -------------------------------------           ----------------------------
    Robert I. Lieberman, Chief                      Anthony C. Mirabella,
    Financial Officer and Treasurer                 Director

Date: July    27   , 2005                       Date: July   27  , 2005



By: /s/ John J. Hughes                          By: /s/ Fred H. Samuelson
    -------------------------------------           ----------------------------
    John J. Hughes, Director                        Fred H. Samuelson, Director

Date: July    27   , 2005                       Date: July   27  , 2005