Form 10QSB
period 2005-06-30
THERMODYNETICS INC
filed 2005-08-11
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934







For the quarterly period ended June 30, 2005      Commission file number 0-10707
                               -------------                             -------

                              THERMODYNETICS, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                        06-1042505
-------------------------------                ---------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 Incorporation or Organization)                             Number)


651 Day Hill Road,
Windsor, Connecticut         06095                           (860) 683-2005
--------------------------------------------------------------------------------
(Address of Principal      (Zip Code)               (Issuer's telephone number)
   Executive Offices)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                                   Outstanding at June 30, 2005
-----------------------------                       ----------------------------
Common stock $.01 Par Value                                3,983,782 Shares





Transitional Small Business Disclosure Format     Yes (  )   No ( x )

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                    Page Number
                                                                    -----------


PART I           FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets
                  June 30, 2005 and March 31, 2005.......................    3

               Consolidated Statements of Income
                  Three Months Ended June 30,
                  2005 and 2004..........................................    4


               Consolidated Statements of Cash Flows
                  Three Months Ended June 30,
                  2005 and 2004..........................................    5

               Notes to Consolidated Financial Statements................   6-10

      Item 2.  Management's Discussion and Analysis or
                                  Plan of Operation .....................  11-13

      Item 3.  Controls and Procedures ..................................   13


PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings.........................................   14

      Item 2.  Changes in Securities.....................................   14

      Item 3.  Defaults Upon Senior Securities...........................   14

      Item 4.  Submission of Matters to a Vote of Security Holders.......   14

      Item 5.  Other Information.........................................   14

      Item 6.  Exhibits and Reports on Form 8-K..........................   14

SIGNATURE PAGE ..........................................................   15

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (in 000's)
                                     ASSETS
                                                        June 30, 2005   March 31, 2005
                                                        -------------   --------------
                                                         (Unaudited)      (Audited)
CURRENT ASSETS
--------------
  Cash ...................................................   $      2         $      0
  Accounts Receivable, Net ...............................      2,939            2,976
  Inventories ............................................      3,707            3,454
  Prepaid Expenses and Other Current Assets ..............        340              100
                                                             --------         --------
    Total Current Assets .................................      6,988            6,530
                                                             --------         --------

PROPERTY, PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost ................     18,806           18,714
  Less: Accumulated Depreciation .........................      8,892            8,736
                                                             --------         --------
   Property, Plant, and Equipment - Net ..................      9,914            9,978
                                                             --------         --------

OTHER ASSETS
  Intangible Assets - Net of Amortization ................         93               93
  Officers' Life Insurance Receivable ....................        148              148
  Investment in Unaffiliated Company .....................         95               95
  Deposits and Other .....................................        143              153
                                                             --------         --------
    Total Other Assets ...................................        479              489
                                                             --------         --------

TOTAL ASSETS .............................................   $ 17,381         $ 16,997
                                                             ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable .......................................   $  4,940         $  4,708
  Accrued Taxes and Expenses .............................        242              381
  Current Portion of Long-Term Debt ......................        889            1,031
  Notes Payable - Bank ...................................      3,358            3,592
  Notes Payable - Other ..................................      1,061              659
  Due to Customer ........................................        175              175
                                                             --------         --------
    Total Current Liabilities ............................     10,665           10,545
                                                             --------         --------

DEFERRED INCOME TAXES ....................................         40                0
LONG-TERM DEBT ...........................................      5,124            4,981

STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
  Authorized 25,000,000 shares, issued 3,983,782 shares
      at 6/30/05 and 3,953,782 shares at 3/31/05 .........         40               40
    Additional Paid-in Capital ...........................      5,782            5,758
  Retained Earnings (Deficit) ............................     (4,270)          (4,327)
                                                             --------         --------
    Total Stockholders' Equity ...........................      1,552            1,471
                                                             --------         --------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ...................................   $ 17,381         $ 16,997
                                                             ========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                        IN (000's) EXCEPT PER SHARE DATA

                                                   2005           2004
                                               -----------    -----------

Net Sales ..................................   $     8,102    $     5,625

Cost of Goods Sold .........................         6,916          4,435
                                               -----------    -----------

Gross Profit ...............................         1,186          1,190

Selling, General & Administrative Expenses .           951            802
                                               -----------    -----------

Income From Operations .....................           235            388
                                               -----------    -----------

Other Income (Expense)
     Interest Expense, Net .................          (181)          (115)
     Other - Net ...........................            43             (6)
                                               -----------    -----------
     Total Other Income (Expense) ..........          (138)          (122)
                                               -----------    -----------

Income Before Income Taxes .................            97            266

Provision for Income Taxes .................            40             60
                                               -----------    -----------

Net Income .................................   $        57    $       206
                                               ===========    ===========

Earnings per Share-Basic ...................   $       .01    $       .06
                                               ===========    ===========

Earnings per Share-Diluted .................   $       .01    $       .06
                                               ===========    ===========

Weighted Average Shares Outstanding- Basic .     3,969,108      3,645,236
                                               ===========    ===========
Weighted Average Shares Outstanding- Diluted     3,969,108      3,645,236
                                               ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)
                                   IN (000'S)
                                                            2005     2004
                                                           -----    -----
OPERATING ACTIVITIES:
---------------------
  Net income ...........................................   $  57    $ 206
         Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
  Depreciation and amortization ........................     203      181
  Deferred tax provision ...............................      40       60
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable ............     233      628
    Decrease (increase) in prepaid expenses ............    (231)    (202)
      and other assets
    Decrease (increase) in accounts receivable .........      37     (465)
    Decrease (increase) in inventories .................    (252)     (73)
    Increase (decrease) in accrued taxes and expenses ..    (115)     (64)
                                                           -----    -----

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                             (28)     271
                                                           -----    -----
INVESTING ACTIVITIES;
---------------------
  Purchases of property, plant and equipment, net ......    (139)    (133)
                                                           -----    -----

NET CASH (USED IN) INVESTING ACTIVITIES ................    (139)    (133)
                                                           -----    -----

FINANCING ACTIVITIES
--------------------
  Net proceeds (payments) on revolving and term debt ...    (281)    (138)
  Proceeds from other notes payable ....................     450      -0-
                                                           -----    -----
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                           -----    -----
                                                             169     (138)
                                                           -----    -----

INCREASE (DECREASE) IN CASH ............................       2      -0-

CASH AT BEGINNING OF PERIOD ............................     -0-        2
                                                           -----    -----

CASH AT END OF PERIOD ..................................   $   2    $   2
                                                           =====    =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         NOTE 1:  BASIS OF PRESENTATION
                  ---------------------

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 2005 and June 30, 2004 are not necessarily indicative of the results to be expected for the full year.


         NOTE 2:  INVENTORIES
                  -----------

         Inventories consist of the following at (in 000's):
                                            June 30, 2005        March 31, 2005
                                            -------------        --------------
                  Raw materials                $ 2,126             $ 1,854
                  Work-in-process                  199                 308
                  Finished goods                 1,598               1,508
                     Less: Reserves                216                 216
                                               -------             -------
                                               $ 3,707             $ 3,454
                                               =======             =======

         Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.


         NOTE 3:  EARNINGS PER SHARE
                  ------------------

         The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three months ended June 30, 2005 and June 30, 2004 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

         Effective April 18, 2005, the Company implemented a reverse stock split whereby each outstanding five shares of existing common stock were exchanged for one share of new common stock. The effect of this reverse stock split was to reduce the number of issued and outstanding common shares to approximately 3,954,000. The effects of this reverse split have been retroactively applied to all per share calculations.

          The weighted average numbers of shares outstanding used in the calculations are as follows:

                                                                Three Months Ended
                                                         June 30, 2005      June 30, 2004
                                                         -------------      -------------
         Weighted Average Shares Outstanding- Basic        3,969,108          3,645,236
         Assumed Conversion of Stock Options                     -0-               -0-
                                                           ---------          ---------
         Weighted Average Shares Outstanding- Diluted      3,969,108          3,645,236
                                                           =========          =========

         NOTE 4:  INCOME TAXES
                  ------------

         In  accordance  with  "Statement  of  Accounting   Standards  No.  109,
         Accounting for Income Taxes" (SFAS 109), the primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows (in 000's):
                                                  June 30, 2005   March 31, 2005
                                                  -------------   --------------
              Assets:
               Uniform capitalization adjustment    $    38         $     50
               Net operating loss carryforward        1,081              938
               Investment tax credits                   144              144
               Asset impairment                         720              720
               Capital loss                             162              149
               Valuation reserve                     (1,102)            (880)
               Other                                     64               64
                                                   --------         ---------
                                                      1,107             1,185
                                                   --------         ---------
             Liabilities:
               Accelerated depreciation             ( 1,147)           (1,185)
                                                   --------         ---------
                                                    ( 1,147)           (1,185)
                                                   --------         ---------
             Net deferred tax asset (liability)    $    (40)        $      -0-
                                                  ===========      ===========

         At June 30, 2005, the Company had net operating loss carryforwards of approximately $2,922,000 expiring from 2006 to 2012.


         NOTE 5:  CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES
                  -------------------------------------------------------

         The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                         3 Months Ended June 30,
                                                         -----------------------
                                                               (in 000's)
                                                                ---------
                                                           2005           2004
                                                          -----           ----
                Cash payments for interest               $  180           $115
                Issuance of stock to 401(K) plan         $   24           $ 21


         NOTE 6: DEBT OFFERING
                 -------------

         On May 10, 2005, two officer/directors and four unaffiliated investors loaned the Company, $150,000 and $300,000, respectively or $450,000 in the aggregate. Such loans are evidenced by promissory notes bearing 10% interest, and have payment terms as follows: (a) interest shall be payable monthly in arrears commencing on June 15, 2005; and (b) seven
         (7) monthly payments of sixty-four thousand two hundred eighty-six ($64,286) dollars of principal in the aggregate together with accrued and unpaid interest commencing June 15, 2006, and maturing on December 31, 2006. Further, the investors received warrants to purchase common stock at an exercise price of $1.40 per share. The warrants expire June 30, 2008, and provide for the purchase of 225,000 shares of common stock in the aggregate. The Company did not record a discount in connection with the issuance of the warrants noted above as the aggregate fair value of such warrants was determined to be immaterial in nature.

         NOTE 7: FINANCIAL ACCOUNTING STANDARDS
                 ------------------------------

         In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 of this act stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act further requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant confirming the Company's conclusions. The Company is not required to comply with Section 404 until the fiscal year ending March 31, 2007.

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage) requiring that these costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the adoption SFAS No. 151 to have a significant impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Accounting Principles Board ("APB") Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for non monetary transaction, unless the exchange lacks commercial substance. The Company will adopt SFAS No. 153 in fiscal year 2006 and does not expect it to have a significant impact on the Company's consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment", replacing SFAS No. 123, "Accounting for Stock-Based Compensation," and superseding APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. The revised SFAS No.123 applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during fiscal years beginning after June 15, 2005 and to previous awards that are modified or cancelled after such date. The Company has not fully evaluated the effect of SFAS No. 123 (revised 2004) on the financial statements and has not determined the method of adoption it will use to implement revised SFAS No. 123.


         NOTE 8: SEGMENT FINANCIAL DATA
                 ----------------------

         The Company's operations consist of two business segments: heat transfer products and automotive products. The heat transfer segment includes operations associated with the production of surface enhanced tube technology for the heating and cooling industries and related applications. The automotive products segment includes those operations associated with producing component parts, as a second tier supplier to the automotive industry. Reporting by such segments is based on the significance of the revenues and expenses.

         Information with respect to the Company's business segments is as follows (000's):

                                                                   2005        2004
                                                                   ----        ----
         Revenues:
          Heat Transfer Products ...........................   $  4,534    $  4,213
          Automotive Products ..............................      3,568       1,412
                                                               --------    --------
          Total consolidated revenue .......................   $  8,102    $  5,625
                                                               ========    ========


                                                                   2005        2004
                                                                   ----        ----


          Depreciation and amortization:
          Heat Transfer Products ...........................   $     93    $     94
          Automotive Products ..............................        110          87
                                                               --------    --------
          Total consolidated depreciation and amortization .   $    203    $    181
                                                               ========    ========

          Interest expense:
          Heat Transfer Products ...........................   $    117    $     90
          Automotive Products ..............................         63          25
                                                               --------    --------
          Total consolidated interest expense ..............   $    180    $    115
                                                               ========    ========

          Income (loss) from operations before Income taxes:
          Heat Transfer Products ...........................   $    310    $    468
          Automotive Products ..............................        (75)        (80)
                                                               --------    --------
          Total consolidated operations before income taxes    $    235    $    388
                                                               ========    ========

          Capital expenditures:
          Heat Transfer Products ...........................   $     98    $    108
          Automotive Products ..............................         64          25
                                                               --------    --------
          Total consolidated capital expenditures ..........   $    162    $    133
                                                               ========    ========

          Segment assets:
          Heat Transfer Products ...........................   $ 13,536    $ 11,706
          Automotive Products ..............................      3,845       6,200
                                                               --------    --------
          Total consolidated segment assets ................   $ 17,381    $ 17,906
                                                               ========    ========


         NOTE 9: SUBSEQUENT EVENTS
                 -----------------

         On July 5, 2005, the Company and its Vulcan Industries, Inc. subsidiary, received a notice of default dated July 1, 2005 from an equipment finance institution on a term loan secured by equipment. On July 6, 2005, the Company received a notice from its bank stating that it was in default of the bank's term loan as a result of, among other reasons, the acceleration of the equipment term loan.

         On July 18, 2005, the Company consummated an agreement with a major customer whereby the customer purchased certain manufacturing equipment located in the Vulcan facility by paying the balance on the related outstanding debt due the equipment finance institution plus half of the balance due on a term loan to the City of Sturgis, Michigan. The Company recognized an impairment loss on these long-lived assets of $367,052 at March 31, 2005. The payoff of this debt was made during the grace period allowed by the financial institution. The balance of the City of Sturgis debt was paid by the Company with proceeds from its bank. As these loans were paid in full, the equipment finance institution and the City each released the Company and Vulcan from any further obligation. As the manufacturing equipment sold was expected to be used to generate a significant portion of the future cash flows of Vulcan, the Company reviewed the intangibles related to this reporting unit and an impairment loss of $1,742,770 was recorded during the year ended March 31, 2005.

         On July 27, 2005, the Company and its bank entered into an agreement whereby the bank waived existing defaults and modified a financial covenant to exclude the operations of Vulcan. The agreement does not waive the demand rights the bank has on a term loan dated July 30, 2003 (with a balance of $443,326, reflected as a current liability at June 30, 2005). Vulcan is currently working with its secured and unsecured creditors to restructure its obligations; the secured obligations are expected to be refinanced into a term loan on or before September 30, 2005.


NOTE 10: COMMITMENTS AND CONTINGENCIES:
         -----------------------------

         During the fiscal year ended March 31, 2005, the Company incurred a net loss of $3,609,236 (including an impairment loss of $2,109,822), which relates solely to its Automotive Products segment. Additionally, as of that date, the Company's current liabilities exceeded its current assets. Those factors, and the subsequent events described in Note 9, create an uncertainty about the Company's ability to continue as a going concern. Management has developed a plan to reduce its liabilities through negotiations with its secured and unsecured creditors. These steps, if successful, together with the anticipated cash flow from the Heat Transfer Products segment provide management with a course of action they believe will allow the Company to deal with the adverse effects and conditions.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS
         ---------------------

         Net sales for the three months ended June 30, 2005 increased by $2,477,000, or 44% over the prior year. Sales of heat transfer products increased by 8% over fiscal 2005, while sales of automotive products increased by 153% during the same period. Consolidated total revenues of $8.1 million represented a record level of shipments for the Company for any three month period.
         The Company operates in two business segments, heat transfer and automotive products. Heat transfer products are somewhat seasonal with lower customer demand in the fall months as this period lies between the heating and cooling requirements in most regions of the United States. The automotive segment is also seasonal as new models are generally introduced in the fall months creating additional demand during that period shifting demand from other periods. Also the winter months tend to have lower sales of automobiles, creating a pent up spring demand.
         Significant risk factors and economic considerations associated with heat transfer products include the cost of energy and incentives provided by producers, sellers and municipalities to encourage the use of more efficient equipment, interest rates in the United States and abroad that can stimulate or depress purchasing demand, the cost and availability of materials used in the production of these products, and regulatory directives relating to energy consumption, conservation and environmental issues. Significant risk factors and economic considerations associated with automotive products include incentives provided by automobile manufacturers to stimulate sales, general domestic economic and employment conditions, interest and other money factor rates charges by banks and other lenders, the cost and availability or materials used in the production of these products, and regulatory directives relating to fuel mileage and environmental issues, as well as interest of the general public in the models of automobiles offered for sale.
         As noted in recent filings, the increase in sales in the heat transfer segment is due largely to the strong housing market augmented by marine air conditioning applications and commercial/industrial building HVAC needs. The Company has recently developed the capability to produce special purpose enhanced surface tubing in titanium, an offering that is unique to the markets it is now serving. Favorable response to this product from swimming pool and spa heat pump manufacturers also generated significant sales during the current period.
         Automotive product segment shipments increased dramatically during the current quarter compared to fiscal 2005 as a program for automotive exhaust system tubing moved into full production during the latter stages of the prior fiscal year. In order to support the new business received since the acquisition, personnel were added in manufacturing engineering, materials management and quality control.
          A major storm in Lower Michigan in early June caused a multi week disruption to operations that severely impacted the ability of the company to meet its manufacturing commitments. The revenue shortfall eventually led to the subsidiary and parent companies entering into an agreement with its lenders whereby certain production equipment was sold to a major customer. This resulted in the write-off of deferred items and impaired the carrying values of the goodwill and other assets of the subsidiary. The write off, recorded during the fiscal year ended March 31, 2005, constituted a one-time charge and aggregated approximately $3.3 million. As part of the sale, a significant amount of debt was removed from the balance sheet as loans secured by the equipment were repaid in full. The subsidiary continues to operate the equipment for the benefit of the customer and is billing the customer for such services. The loss of this business would severely impact the ability of the subsidiary to continue to service its other customers as the overhead of the facility may make such operations economically unfeasible.
         Cost of sales to produce heat transfer products increased from 74% of net sales in the first quarter of fiscal 2005 to 76% in the current year. The cost of metals (principally steel, copper, stainless steel and nickel) has risen sharply during the past eighteen months to their highest levels in the past six years and it is uncertain when the market will experience cost relief. Although the effects of these cost increases are shared with customers, the impact is a net reduction of gross margin. Manufacturing overhead expenses increased by 16% over the prior period of last year as energy costs and other facility occupancy expenses were significantly higher than fiscal 2005. The automotive segment's manufacturing costs were flat for each reporting period, averaging 98% of net sales for both fiscal 2005 and 2006.
         As a result of the large sales increase in the current year, selling, general and administrative expenses decreased as a percentage of sales compared to fiscal 2005, although actual expenses were higher for the current year to date period. Personnel were added in customer service, engineering and other support functions at both operating subsidiaries in fiscal 2006. The Company plans on further additions to its marketing and engineering staff in the heat transfer segment.
         Interest expense increased from $115,000 in fiscal 2005 to $181,000 in the first quarter of the current year. Additions to debt obligations in the current year were necessary to fund business growth and new product development. The prime rate charged by lending institutions also increased, adding to the interest burden absorbed by the Company.
         As a result of the decline in gross margin, coupled with the increase in operating expenses, income from operations as a percentage of net sales for the heat transfer segment decreased from 11% of sales in fiscal 2005 to 7% in the current period. The automotive products segment suffered from a prolonged interruption of operations caused by weather and it incurred significant unplanned expenses in addition to a loss of business described above. This contributed to the large loss from operations recorded by this segment in the current quarter.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         At  June  30,  2005  consolidated   working  capital  was  a  negative
$3,677,000 compared to a negative $4,015,000 at March 31, 2005. Aggregate debt at June 30, 2005 was $10,607,000 as compared to $10,437,000 at March 31, 2005.
Of these amounts, long-term debt was $5,124,000 and $4,981,000, respectively. In July 2005 the automotive segment sold certain production equipment to a customer, resulting in the repayment of secured debt obligations aggregating $1,784,000.
         In August, 2003 the Company purchased 100% of the common stock of Vulcan. At the date of acquisition, Vulcan had negative working capital of $1,260,000, including short-term debt obligations issued in conjunction with the acquisition. During the balance of that fiscal year, debt obligations of approximately $2.2 million were incurred to finance significant investments in capital equipment to support a large customer program with shipments scheduled to begin in the summer of 2004. The program was delayed by approximately six months, during which time the debt obligations and significant start up expenses were funded by Vulcan and the Company. Engineering changes and production related issues continued to negatively impact operations and cash flow until May 2005 when the company began to generate positive results after implementing lean manufacturing practices. This improvement lasted through early June when a weather related event severely limited operations for several weeks and ultimately led to the sale of certain production equipment to a major customer.
         Capital expenditures in the automotive segment aggregated $64,000 in the quarter of fiscal 2006 and $25,000 in the same period of the prior year. Capital expenditures in the heat transfer segment approximated $100,000 for the first quarters of both fiscal 2006 and 2005. Capital expenditures for both years were funded from the revolving lines of credit further increasing the company's short term debt load.
         The Company's access to credit is expected to be adequate for heat transfer products in the coming year as increased revenues coupled with operating efficiencies are expected to create sufficient availability in its revolving line of credit. Term debt financing to fund capital expenditure programs will be explored with its bank during the coming months. The automotive product section is currently experiencing an extremely tight credit situation as its funding resources were severely taxed by the significant start-up expenses of the major new program and have been further strained by the recent interruption of business. Outside capital aggregating $450,000 was infused into Vulcan during the current quarter, however the segment will require substantial additional financing to fund operating requirements. Management has developed a plan to reduce its liabilities through negotiations with its secured and unsecured creditors. These steps, if successful, together with the anticipated cash flow from the heat transfer products segment provide management with a course of action they believe will allow the Company to deal with the adverse effects and conditions.
         Increases in operating costs continue to play a more significant role in the Company's day-to-day operations in both segments as competitive pricing pressures have restricted the Company's ability to fully recover all added expenses. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions during the coming year.  The  regional  labor  markets  for  qualified  skilled  and  semi-skilled employees is weak and a shortage of experienced technical support and engineering staff is expected to continue for the foreseeable future. Employment related costs continue to escalate and the impact on future periods is unknown at this time although the Company is continually exploring opportunities to reduce these expenses.

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

Item 3   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures -
         Management believes that the Company's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the reported period provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act under the Exchange Act.

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

Item 2.  Change in Securities.

         Effective April 18, 2005, the Company had a reverse stock split whereby each outstanding five shares of common stock were exchanged for one share of common stock. The effect of this reverse stock split was to reduce the number of issued and outstanding common shares to approximately 3,954,000 in April. The effects of this reverse split have been retroactively applied to all per share calculations.

Item 3.  Defaults Upon Senior Securities.

         There have been no defaults of any terms of the Company's securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the Securities Holders of the Company during the quarterly period for which this report is filed.

Item 5.  Other Information.

         None

Item 6.  Exhibits.

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







                                      THERMODYNETICS, INC.



         Date: August 10, 2005        By:   /s/  Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President and Chief Executive Officer


         Date: August 10, 2005        By:   /s/  Robert I. Lieberman
                                           -------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer




TDYN 10Q 6-30-05 FINAL 8-10-05