Form 10KSB/A
period 2005-03-31
THERMODYNETICS INC
filed 2005-08-31
CIK 351902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Ksb/A
                                 AMENDMENT NO. 1

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

                                                 Yes [ ] No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
 Form 10-KSB [X ]

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


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

Class                                            Outstanding as of June 2,2005
-----                                            -----------------------------
Common Stock $.01 par value                              3,953,717 Common Shares

Transitional Small Business Disclosure Format    Yes [ ]  No [X]

                              Thermodynetics, Inc.
                                  Form 10-Ksb/A
                                 Amendment No. 1
                 For the fiscal year ended March March 31, 2005


                                      INDEX

                                     PART II

Item 6.           Management's Discussion and Analysis or Plan of Operations

                                    PART III

Item 7.           Financial Statements

         The financial statements of the Company are incorporated by reference to Form 10-Ksb Item 7. and Item 14.(a) filed with the United States Securities and Exchange Commission on July 29, 2005, except as amended herein.

Item 14.  (a)     Exhibits and Reports on Form 8-K

         Independent Auditors' Report.
         Consolidated Balance Sheet - March 31, 2005
         Footnote 23


                                EXPLANATORY NOTE


This Form 10-Ksb/A is being filed to correct the omission of Note 23 to the financial statements, and disclosures in the Management's Discussions at Item 6 which disclosures correspond with Note 23, and some typographical errors.

Specifically, (a) additional subsequent events have been incorporated by reference to Forms 8-K filed subsequent to the July 27, 2005 Form 10-Ksb filing;
(b) the following "Management is developing a plan to reduce its liabilities through negotiations with its secured and unsecured creditors. These steps, if successful, together with the anticipated cash flow from the Heat Transfer Products segment and plans taken to minimize costs in its Automotive Products segment provide management with a course of action they believe will allow the Company to deal with the adverse effects and conditions and continue operations in its other segments." has been added to the second to last paragraph of the Liquidity subsection of Item 6; (c) the footnotes to the audit opinion letter have been amended; (d) in the balance sheet to the financial statements, a footnote reference to Note 23 has been added at the Commitments and Contingencies heading; (e) the disclosure of the net allowance for doubtful accounts has been corrected for 2005; and (f) Note 23 has been added to the financial statements at Item 14(a).

                              Thermodynetics, Inc.
                         Annual Report on Form 10-Ksb/A
                                     Page 3

Item 6.           Management's Discussion and Analysis or Plan of Operations

Subsequent Events
-----------------

           On July 11,  2005,  July 21, 2005,  August 1, 2005,  August 11, 2005,
August 23, 2005, and August 24, 2005, the Company filed reports on Form 8-K which reports are incorporated herein. In addition and supplemental to such events, the Company reports:

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

                              Thermodynetics, Inc.
                         Annual Report on Form 10-Ksb/A
                                     Page 4

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

         Cost of sales to produce heat transfer products decreased from 72% of net sales in fiscal 2004 to 74% in the current year. The cost of metals (principally steel, copper, stainless steel and nickel) has risen sharply during the current year to their highest levels in the past six years. Although the effects of these cost increases are shared with customers, the impact is a net reduction of gross margin. The cost of these metals has continued to increase and it is uncertain when the market will experience cost relief or stability. Manufacturing overhead expenses largely remained flat between the years as higher labor rates were largely offset by improvements in efficiency and productivity resulting from the current overall product mix. The automotive products manufacturing costs were significantly impacted by startup costs of $1.2 million associated with the development of the multi year program to supply exhaust systems to a major Tier I automotive supplier. Costs directly associated with the start up of this program, aggregating $1.193 million, were charged to operations during the year. In addition, the introduction of this program into the operation created other inefficiencies during the development and pre-production stages resulting in an overall negative gross profit margin of 19% in fiscal 2005. Gross margin for this segment for the prior year period was 8% in the period from August 2003 through March 2004. The Company's automotive related applications have large volume requirements with higher direct costs as a percentage of selling price than the Company's heat transfer products. On a consolidated basis, gross margin decreased from 25% in 2004 to 11% in fiscal 2005. Excluding the impact of the write-off of start up expenses of the automotive segment, gross margin for fiscal 2005 was 15%, reflecting the increase in shipments related to automotive applications.

         As a result of the large sales increase in the current year, selling, general and administrative expenses decreased as a percentage of sales compared to fiscal 2004, although expenses in absolute terms were higher for the current year to date period. Personnel were added in customer service, engineering and

                              Thermodynetics, Inc.
                         Annual Report on Form 10-Ksb/A
                                     Page 5

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

                              Thermodynetics, Inc.
                         Annual Report on Form 10-Ksb/A
                                     Page 6

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

                              Thermodynetics, Inc.
                         Annual Report on Form 10-Ksb/A
                                     Page 7

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


Liquidity and Capital Resources
-------------------------------

         At March 31, 2005, consolidated working capital was a negative $3,676,000 compared to a negative $1,271,000 at March 31, 2004. Aggregate debt at March 31, 2004 was $9,502,000 as compared to $10,437,000 at March 31, 2005.
Of these amounts, long-term debt was $5,933,000 and $5,319,000, respectively.
         In August, 2003 the Company purchased 100% of the common stock of Vulcan. The aggregate purchase price of $2,014,000, including fees and expenses, was financed with a combination of cash, term and revolving debt from the Company's primary lender and notes payable to the selling shareholders. A portion of the cash used for the acquisition was obtained through the surrender of officers' life insurance policies. The difference between the cash proceeds and the Company's long-term receivable relating to these policies, $103,000, was charged to earnings during the current period. Concurrent with the acquisition, term loan credit facilities in the maximum amount of $2,150,000 were arranged to finance machinery, equipment and related costs associated with a new production supply agreement scheduled to begin in the summer of 2004.

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

         The Company's access to credit is expected to be adequate for heat transfer products in the coming year as increased sales revenues coupled with operating efficiencies are expected to create sufficient availability in its revolving line of credit. The need for term debt financing to fund capital expenditure programs will be explored with its primary lender during the coming months. The automotive product section is currently experiencing an extremely tight credit situation as its funding resources have been severely taxed by the significant start-up expenses of the major new program. Outside capital aggregating $450,000 has been infused into Vulcan subsequent to year end and the segment requires additional financing to fund equipment purchases and operating requirements. The projected need for additional capital, based on current sales forecasts and projections from customers, is expected to be significant. Discussions with current and prospective lending sources are ongoing in an attempt to secure the necessary funding for these programs. Management is developing a plan to reduce its liabilities through negotiations with its

                              Thermodynetics, Inc.
                         Annual Report on Form 10-Ksb/A
                                     Page 8

secured and unsecured creditors. These steps, if successful, together with the anticipated cash flow from the Heat Transfer Products segment and plans taken to minimize costs in its Automotive Products segment provide management with a course of action they believe will allow the Company to deal with the adverse effects and conditions and continue operations in its other segments.

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

                                    PART III

Item 7.           Financial Statements

         Attached following Item 14.


Item 14.          Exhibits and Reports on Form 8-K

         (a)      Financial Statements
                  --------------------

         Footnote 23

                  Independent Auditors' Report.

                  Consolidated Balance Sheets - March 31, 2005 and March 31, 2004. The Consolidated Balance Sheet dated March 31, 2005 has been revised and appended hereto. The Consolidated Balance Sheet dated March 31, 2004 is incorporated by this reference to the Form 10-Ksb Item 7. and Item 14.(a) filed with the United States Securities and Exchange Commission on July 29, 2005.

                              Thermodynetics, Inc.
                         Annual Report on Form 10-Ksb/A
                                     Page 9

                  Consolidated  Statements  of Income and  Comprehensive  Income
                  (Loss) - For The Years Ended March 31, 2005 and 2004.

                  Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2005 and 2004.

                  Consolidated Statements of Cash Flows - For The Years Ended March 31, 2005 and 2004.

                  Notes to Consolidated Financial Statements. The Notes to the Consolidated Financial Statements dated March 31, 2005 are incorporated by this reference to the Form 10-Ksb Item 7. and
                  Item 14.(a) filed with the United States Securities and Exchange Commission on July 29, 2005, except Note 23 as appended hereto.





TDYN 10-Ksb/A 2005 (10-K-A TDYT 08-30-05)

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

 /s/ MAHONEY SABOL & COMPANY, LLP

Certified Public Accountants
Hartford, Connecticut

May 27,  2005,  except for Notes 7, 8, 9, 22
and 23 as to which the date is July 27, 2005

                                     Page 11

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      -------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                             MARCH 31, 2005 AND 2004
                             -----------------------
                                                                                 2005         #      2004
                                                                             --------------      --------------
                                     ASSETS
CURRENT ASSETS
   Cash ..................................................................   $          -    $      2,040
   Accounts receivable, net of allowance for doubtful
        accounts of $163,839 in 2005 and $50,502 in 2004 .................      2,976,556       2,452,014
   Inventories ...........................................................      3,454,132       2,178,171
   Prepaid expenses and other current assets .............................         99,615         303,187
                                                                             ------------    ------------
         Total current assets ............................................      6,530,303       4,935,412

PROPERTY, PLANT AND EQUIPMENT, net .......................................      9,978,121       9,757,618

GOODWILL .................................................................              -         573,035

OTHER ASSETS .............................................................        488,503       2,079,417
                                                                             ------------    ------------

                                                                             $ 16,996,927    $ 17,345,482
                                                                             ============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit ........................................................   $  3,591,594    $  1,941,095
   Accounts payable ......................................................      4,707,567       2,296,600
   Accrued expenses and taxes ............................................        380,588         340,537
   Amounts due customer ..................................................        175,000               -
   Current portion of long-term debt .....................................      1,660,643       1,601,447
   Current portion of obligation under capital lease .....................         29,683          26,973
                                                                             ------------    ------------
         Total current liabilities .......................................     10,545,075       6,206,652

LONG-TERM LIABILITIES
   Long-term debt, less current maturities above .........................      4,971,671       5,893,842
   Obligation under capital lease, less current maturities above .........          9,376          39,059
   Deferred income taxes .................................................              -         250,000
                                                                             ------------    ------------
                                                                                4,981,047       6,182,901

COMMITMENTS AND CONTINGENCIES (Note 23) ..................................              -               -

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
     25,000,000 shares ...................................................         39,537         194,211
   Additional paid-in capital ............................................      5,758,370       5,575,601
   Deficit ...............................................................     (4,327,102)       (717,866)
                                                                             ------------    ------------
                                                                                1,470,805       5,051,946
   Less: subscriptions receivable ........................................              -          96,017
                                                                             ------------    ------------
                                                                                1,470,805       4,955,929
                                                                             ------------    ------------

                                                                             $ 16,996,927    $ 17,345,482
                                                                             ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

NOTE 23 - COMMITMENTS AND CONTINGENCIES:

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,609,236 (which includes an impairment loss of $2,109,822) during the year ended March 31, 2005, which relates solely to its Automotive Products segment. Additionally, as of that date, the Company's current liabilities exceeded its current assets. Those factors, and the subsequent events described in Note 22, create an uncertainty about the Company's ability to continue as a going concern. Management is developing a plan to reduce its liabilities through negotiations with its secured and unsecured creditors. These steps, if successful, together with the anticipated cash flow from the Heat Transfer Products segment and plans taken to minimize costs in its Automotive Products segment provide management with a course of action they believe will allow the Company to deal with the adverse effects and conditions and continue operations in its other segments.

                              Thermodynetics, Inc.
                         Annual Report on Form 10-Ksb/A
                                 Signature Page

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

Date: August    30  , 2005
              ------