Form 10QSB
period 2005-09-30
THERMODYNETICS INC
filed 2005-11-14
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For the quarterly period ended September 30,2005  Commission File Number:0-10707
                               -----------------                         -------

                              THERMODYNETICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                        06-1042505
-------------------------------                ---------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 Incorporation or Organization)                             Number)


651 Day Hill Road,
Windsor, Connecticut                  06095                    (860) 683-2005
--------------------------------------------------------------------------------
(Address of Principal              (Zip Code)        (Issuer's telephone number)
   Executive Offices)

                                   (Zip Code)
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                              Outstanding at September 30, 2005
-----------------------------                  ---------------------------------
Common stock $.01 Par Value                             3,983,782 Shares



Transitional Small Business Disclosure Format     Yes (  )   No ( x )

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                     Page Number
                                                                     -----------

 PART I         FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets
                 September 30, 2005 and March 31, 2005....................     3

              Consolidated Statements of Operations
                 Three Months Ended September 30,
                 2005 and 2004............................................     4

              Consolidated Statements of Operations
                 Six Months Ended September 30,
                 2005 and 2004............................................     5

              Consolidated Statements of Cash Flows
                 Six Months Ended September 30,
                 2005 and 2004............................................     6

              Notes to Consolidated Financial Statements..................  7-10

     Item 2.  Management's Discussion and Analysis or
                                 Plan of Operation ....................... 11-13

     Item 3.  Controls and Procedures ......................................  13


 PART II        OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................  14

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...  14

     Item 3.  Defaults Upon Senior Securities...............................  14

     Item 4.  Submission of Matters to a Vote of Security Holders...........  14

     Item 5.  Other Information.............................................  14

     Item 6.  Exhibits and Reports on Form 8-K..............................  14

SIGNATURE PAGE .............................................................  15

                          PART I:    FINANCIAL INFORMATION
                          -------    ---------------------

Item 1.  Financial Statements.
         --------------------

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (in 000's)

                                     ASSETS
                                     ------

                                                                  Sept 30, 2005    March 31, 2005
                                                                ---------------    --------------
                                                                   (Unaudited)        (Audited)

CURRENT ASSETS
--------------
  Cash ......................................................   $            2    $            0
  Accounts Receivable, Net ..................................            2,112             1,952
  Inventories ...............................................            2,596             2,357
  Prepaid Expenses and Other Current Assets .................              339                94
  Assets of Discontinued Business ...........................              311             4,941
                                                                --------------    --------------
    Total Current Assets ....................................            5,360             9,344
                                                                --------------    --------------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
  Property, Plant and Equipment - At Cost ...................           13,943            13,811
  Less: Accumulated Depreciation ............................            6,820             6,632
                                                                --------------    --------------
   Property, Plant, and Equipment - Net .....................            7,123             7,179
                                                                --------------    --------------

OTHER ASSETS
------------
  Intangible Assets - Net of Amortization ...................               93                93
  Officers' Life Insurance Receivable .......................                0               148
  Investment in Unaffiliated Company ........................               95                95
  Deposits and Other ........................................              122               138
  Deferred Tax Benefit ......................................              875                 0
                                                                --------------    --------------
    Total Other Assets ......................................            1,185               474
                                                                --------------    --------------

TOTAL ASSETS ................................................   $       13,668    $       16,997
                                                                ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts Payable ..........................................   $        1,875    $        1,540
  Accrued Taxes and Expenses ................................               77               240
  Current Portion of Long-Term Debt .........................              490               829
  Notes Payable - Bank ......................................            2,700             2,166
  Notes Payable - Other .....................................              300                 0
  Liabilities of Discontinued Business ......................              584             3,596
                                                                --------------    --------------

    Total Current Liabilities ...............................            6,026             8,371
                                                                --------------    --------------

LONG TERM DEBT ..............................................            2,879             2,785
LIABILITIES OF DISCONTINUED BUSINESS ........................            3,999             4,370

STOCKHOLDERS' EQUITY
--------------------
  Common Stock, Par Value $.01/Share,
     Authorized 25,000,000 shares, issued 3,983,782 shares at
      at 9/30/05 and 3,953,782 shares at 3/31/05 ............               40                40
    Additional Paid-in Capital ..............................            5,782             5,758
  Retained Earnings (Deficit) ...............................           (5,058)           (4,327)
                                                                --------------    --------------
    Total Stockholders' Equity ..............................              764             1,471
                                                                --------------    --------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY ......................................   $       13,668    $       16,997
                                                                ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)
                        IN (000's) EXCEPT PER SHARE DATA

                                                                2005           2004
                                                         -----------    -----------

Net Sales ............................................   $     4,532    $     4,092

Cost of Goods Sold ...................................         3,319          2,968
                                                         -----------    -----------

Gross Profit .........................................         1,213          1,124

Selling, General & Administrative Expenses ...........           800            726
                                                         -----------    -----------

Income From Operations ...............................           413            398
                                                         -----------    -----------

Other Income (Expense)
     Interest Expense, Net ...........................          (113)           (94)
     Other - Net .....................................             0              2
                                                         -----------    -----------
     Total Other Income (Expense) ....................          (113)           (92)
                                                         -----------    -----------

Income From Continuing Operations Before Income Taxes            300            306
Provision for Income Taxes ...........................           115             60
                                                         -----------    -----------
Income From Continuing Operations ....................           185            246

Discontinued Operations:
Loss From Operations of Discontinued Business ........        (1,345)           (36)
Loss on Disposal of Assets of Discontinued Business ..          (658)             0
                                                         -----------    -----------
Loss from Discontinued Operations Before Income Taxes         (2,003)           (36)
Income Tax Benefit ...................................        (1,030)             0
                                                         -----------    -----------
Loss From Discontinued Operations ....................          (973)           (36)
                                                         -----------    -----------

Net Income (Loss) ....................................   $      (788)   $       210
                                                         ===========    ===========

Earnings (Loss) per Share- Basic
Earnings (Loss) per Share From Continuing Operations .   $       .05    $       .06
Earnings (Loss) per Share From Discontinued Operations          (.25)          (.01)
                                                         -----------    -----------
Total Earnings (Loss) per Share - Basic ..............   $      (.20)   $       .05
                                                         ===========    ===========


Earnings (Loss) per Share- Diluted
Earnings (Loss) per Share From Continuing Operations

Earnings (Loss) per Share From Discontinued Operations
Total Earnings (Loss) per Share - Diluted ............   $       .05    $       .06
                                                                (.25)          (.01)
                                                         -----------    -----------
                                                         $      (.20)   $       .05
                                                         ===========    ===========

Weighted Average Shares Outstanding- Basic ...........     3,968,782      3,942,716
                                                         ===========    ===========
Weighted Average Shares Outstanding- Diluted .........     3,968,782      3,942,716
                                                         ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                        IN (000's) EXCEPT PER SHARE DATA

                                                                2005           2004
                                                         -----------    -----------

Net Sales ............................................   $     9,065    $     8,304

Cost of Goods Sold ...................................         6,753          6,021
                                                         -----------    -----------

Gross Profit .........................................         2,312          2,283

Selling, General & Administrative Expenses ...........         1,589          1,417
                                                         -----------    -----------

Income From Operations ...............................           723            866
                                                         -----------    -----------

Other Income (Expense)
     Interest Expense, Net ...........................          (230)          (185)
     Other - Net .....................................             0              0
                                                         -----------    -----------
     Total Other Income (Expense) ....................          (230)          (185)
                                                         -----------    -----------

Income From Continuing Operations Before Income Taxes            493            681
Provision for Income Taxes ...........................           155            120
                                                         -----------    -----------
Income From Continuing Operations ....................           338            561

Discontinued Operations:
Loss From Operations of Discontinued Business ........        (1,441)          (144)
Loss on Disposal of Assets of Discontinued Business ..          (658)             0
                                                         -----------    -----------
Loss from Discontinued Operations Before Income Taxes         (2,099)          (144)
Income Tax Benefit ...................................        (1,030)             0
                                                         -----------    -----------
Loss From Discontinued Operations ....................        (1,069)          (144)
                                                         -----------    -----------

Net Income (Loss) ....................................   $      (731)   $       417
                                                         ===========    ===========

Earnings (Loss) per Share- Basic
Earnings (Loss) per Share From Continuing Operations .   $       .09    $       .14
Earnings (Loss) per Share From Discontinued Operations          (.27)          (.04)
                                                         -----------    -----------
Total Earnings (Loss) per Share - Basic ..............   $      (.18)   $       .10
                                                         ===========    ===========


Earnings (Loss) per Share- Diluted
Earnings (Loss) per Share From Continuing Operations

Earnings (Loss) per Share From Discontinued Operations
Total Earnings (Loss) per Share - Diluted ............   $       .09    $       .14
                                                                (.27)          (.04)
                                                         -----------    -----------
                                                         $      (.18)   $
                                                         ===========    ===========

Weighted Average Shares Outstanding- Basic ...........     3,961,282      3,941,127
                                                         ===========    ===========
Weighted Average Shares Outstanding- Diluted .........     3,961,282      3,941,127
                                                         ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)
                                   IN (000'S)

                                                                                    2005       2004
                                                                                 -------    -------
OPERATING ACTIVITIES:
---------------------
  Net income .................................................................   $  (731)   $   416
         Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
  Depreciation and amortization ..............................................       204        177
  Deferred tax provision (benefit) ...........................................      (875)       120
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable ..................................       335        156
    Decrease (increase) in prepaid expenses and...............................      (247)       (94)
      other assets
    Decrease (increase) in accounts receivable ...............................      (160)      (487)
    Decrease (increase) in inventories .......................................      (239)       (86)
    Increase (decrease) in accrued taxes and expenses ........................      (139)       (17)
    Cash provided from operating activities of discontinued
        business .............................................................     1,320       (220)
                                                                                 -------    -------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES....................................................................      (532)       135
                                                                                 -------    -------
INVESTING ACTIVITIES;
---------------------
  Purchases of property, plant and equipment, net ............................      (132)      (267)
  Loss on disposal of fixed assets of discontinued business ..................       658         86
  Proceeds from sale of assets of discontinued business ......................       265          0
                                                                                 -------    -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                                                     791       (181)
                                                                                 -------    -------

FINANCING ACTIVITIES
--------------------
  Proceeds from short term borrowings and notes payable ......................       984        635
  Principal payments on long term debt .......................................      (245)       (70)
  Cash used in financing activities of discontinued business .................      (996)      (249)
                                                                                 -------    -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                                    (257)       316
                                                                                 -------    -------

INCREASE (DECREASE) IN CASH ..................................................         2        -0-

CASH AT BEGINNING OF PERIOD ..................................................       -0-          2
                                                                                 -------    -------

CASH AT END OF PERIOD ........................................................   $     2    $     2
                                                                                 =======    =======

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

         NOTE 1:  BASIS OF PRESENTATION
                  ---------------------

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended September 30, 2005 and September 30, 2004 are not necessarily indicative of the results to be expected for the full year.


         NOTE 2:  DISCONTINUED OPERATIONS
                  -----------------------

         On July 5, 2005, the Company and its Vulcan Industries, Inc. subsidiary (Vulcan), received a notice of default dated July 1, 2005 from an equipment finance institution on a term loan secured by equipment. On July 6, 2005, the Company received a notice from its bank stating that it was in default of the bank's term loan as a result of, among other reasons, the acceleration of the equipment term loan.

         On July 18, 2005, the Company consummated an agreement with a major customer whereby the customer purchased certain manufacturing equipment located in the Vulcan facility by paying the balance on the related outstanding debt due the equipment finance institution plus half of the balance due on a term loan to the City of Sturgis, Michigan (Sturgis). The Company recognized an impairment loss on these long-lived assets of $367,052 at March 31, 2005. The repayment of this debt was made during the grace period allowed by the bank. As these loans were paid in full, the equipment finance institution and Sturgis each released the Company and Vulcan from any further obligation. As the manufacturing equipment sold to the customer was to be used to generate a significant portion of Vulcan's future operating cash flows, the Company reviewed the Vulcan intangibles and recorded an impairment loss of $1,742,770 at March 31, 2005.

         On July 27, 2005, the Company and its bank (as the only remaining secured creditor) entered into an agreement whereby the bank waived the existing defaults on all debt instruments (except those relating to the Vulcan debt) and modified a financial covenant to exclude the operations of Vulcan.


         In mid-August, the Company discontinued the operations of Vulcan and began liquidating its remaining assets and paid the sums received to the bank. At September 30, 2005 substantially all operating assets of Vulcan were liquidated and the Company and the bank have restructured the balance of the secured debt resulting from the Vulcan closure. The Company is also exploring other avenues to reduce the obligations created by the Vulcan closing to improve the balance sheet of the Company.

         NOTE 3:  INVENTORIES
                  -----------

         Inventories consist of the following at (in 000's):
                                          September 30, 2005      March 31, 2005
                                          ------------------      --------------
                  Raw materials               $ 1,491                 $   920
                  Work-in-process                 138                     158
                  Finished goods                1,022                   1,334
                     Less: Reserves                55                      55
                                              -------                  ------
                                              $ 2,596                 $ 2,357
                                              =======                  ======

         Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.


         NOTE 4:  EARNINGS PER SHARE
                  ------------------

         The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three and six months ended September 30, 2005 and September 30, 2004 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

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

         The  weighted  average  numbers  of  shares  outstanding   used  in the
         calculations are as follows:

                                                Three Months Ended Sept. 30     Six Months Ended Sept 30
                                                     2005           2004             2005          2004
                                                     ----           ----             ----          ----
         Weighted Average Shares - (Basic)        3,968,782      3,942,716        3,961,282     3,941,127
         Assumed Conversion of Stock Options            -0-            -0-              -0-           -0-
                                                  ---------      ---------        ---------     ---------
         Weighted Average Shares- (Diluted)       3,968,782      3,942,716        3,961,282     3,941,127
                                                  =========      =========        =========     =========


         NOTE 5:  INCOME TAXES

         In accordance with Statement of Accounting Standards No. 109, Accounting for Income Taxes, the primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows (in 000's):

                                               September 30, 2005        March 31, 2005
          Assets:
            Uniform capitalization adjustment        $    38                $    50
            Net operating loss carryforward            1,798                    938
            Investment tax credits                       144                    144
            Asset impairment                             720                    720
            Capital loss                                 162                    149
            Valuation reserve                           (720)                  (880)
            Other                                         64                     64
                                                     --------               -------
                                                       2,206                  1,185
                                                     --------               -------
          Liabilities:
            Accelerated depreciation                  (1,331)                (1,185)
                                                     --------               -------
                                                      (1,331)                (1,185)
                                                     -------               --------
          Net deferred tax asset (liability)         $   875               $    -0-
                                                     =======               ========

         At  September   30,  2005,   the  Company  had  net   operating   loss
         carryforwards of approximately $2,060,000 expiring from 2006 to 2012.


         NOTE 6:  CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES
                  -------------------------------------------------------

         The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".
                                                    6 Months Ended September 30,
                                                    ----------------------------
                                                              (in 000's)
                                                              ----------
                                                      2005               2004
                                                      ----               ----
            Cash payments for interest               $ 230              $ 185


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

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage) requiring that these costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after September 15, 2005. Management does not expect the adoption SFAS No. 151 to have a significant impact on the Company's financial statements.

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

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment", replacing SFAS No. 123, "Accounting for Stock-Based Compensation," and superseding APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. The revised SFAS No.123 applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during fiscal years beginning after September 15, 2005 and to previous awards that are modified or cancelled after such date. The Company has not fully evaluated the effect of SFAS No. 123 (revised 2004) on the financial statements and has not determined the method of adoption it will use to implement revised SFAS No. 123.

         NOTE 8: COMMITMENTS AND CONTINGENCIES:
                 -----------------------------

         During the six month period ended September 30, 2005, the Company incurred a loss from discontinued operations of $1,069,000 (net of a deferred tax benefit of $1,030,000), which relates solely to its Vulcan subsidiary. Additionally, as of that date, the Company's current liabilities exceeded its current assets. Management has developed a plan to restructure debt with its secured creditor and together with the anticipated cash flow from its remaining operations provides a course of action they believe will allow the Company to deal with the adverse effects and conditions.

                      THERMODYNETICS, INC. AND SUBSIDIARIES


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS
         ---------------------

         Net sales from continuing operations for the three months ended September 30, 2005 increased by $440,000, or 11% over the prior year. For the six month period, net sales were $761,000 higher, or 9% above the period ended September 30, 2004.
         The Company formerly operated in two business segments, heat transfer products and automotive products. A major storm in Lower Michigan in early September caused a multi week disruption to operations that severely impacted the ability of the automotive products segment to meet its manufacturing commitments. The revenue shortfall eventually led to the subsidiary and parent companies entering into an agreement with its lenders whereby certain production equipment was sold to a major customer. This resulted in the write-off of deferred items and impaired the carrying values of the goodwill and other assets of the subsidiary. The write off, recorded during the fiscal year ended March 31, 2005, constituted a one-time charge and aggregated approximately $3.3 million. As part of the sale, a significant amount of debt was removed from the balance sheet as loans secured by the equipment were paid in full.
         After the sale the subsidiary continued to operate the equipment and billed the customer for such services. In August, the subsidiary received notice that the customer was removing the production equipment from the facility. As a result, the Company discontinued Vulcan's operations and began liquidating the remaining Vulcan assets; the proceeds of which were paid to the remaining secured lender. As of September 30, 2005 substantially all operating assets of Vulcan were liquidated, resulting in the recording of a loss on disposal of assets of $658,000 in the current period. The Company and the bank are currently discussing the terms under which the balance of the secured debt obligations will be repaid. The operations of this subsidiary have been reflected as a discontinued operation for the current period and all prior periods presented.
Accordingly, the Company now operates in only one business segment, the design and manufacture of heat transfer products.
         Significant risk factors and economic considerations associated with heat transfer products include, but are not limited to, the cost of energy, incentives provided by producers, sellers and municipalities to encourage the use of more efficient equipment, interest rate changes in the United States and abroad that can stimulate or depress purchasing demand, the cost and availability  of  materials  used  in the  production  of  these  products,  and regulatory directives relating to energy consumption, conservation and environmental issues.
         As noted in recent filings, the increase in sales in the heat transfer segment is due largely to the strong housing market augmented by commercial/industrial building HVAC needs and marine air conditioning applications. The Company has recently developed the capability to produce special purpose enhanced surface tubing in titanium, an offering that is unique to the markets it is now serving. Favorable response to this product from swimming pool and spa heat pump manufacturers also generated significant sales during the current three and six month periods.
         Cost of sales approximated 73% of net sales for all periods presented both in the current and prior year. The cost of metals, principally copper and stainless steel, has risen sharply during the past eighteen months to their highest levels in the past six years and it is uncertain when the market will experience cost relief. Nickel and carbon steel prices had also increased significantly until a few months ago but have now exhibited signs of stabilization and some cost reductions. Although the effects of cost changes in the metal markets are shared with customers, the impact is a net reduction of gross margin. Aggregate manufacturing overhead expenses were generally in line with the increased production requirements in the current year, however the Company did incur some additional increases in employee benefit expenses and facility occupancy expenses such as property taxes and utility costs.
         The increase in selling, general and administrative expenses over the prior year was 10% and 12%, for the three and six month periods, respectively.

This change was comparable to the increase in sales for the same periods. Personnel were added in customer service, engineering and other support functions in fiscal 2006. The Company plans on further additions to its marketing and engineering staff during the balance of the year and into fiscal 2007 to support new products and markets. Interest expense increased in fiscal 2006 from the prior year periods primarily due to the rising prime rate. At September 30, 2005 the Company recorded a significant deferred tax benefit as a result of the large operating losses and liquidation of assets and liabilities of its Vulcan subsidiary.
          As a result of the cessation of operations at Vulcan, the Company is reporting all activity related to Vulcan as a discontinued operation in both the current quarter and six month periods of this year. The same periods of fiscal 2005 have been restated for comparability. For the current quarter, Vulcan reported a loss from operations of $1,345,000 compared to loss from operations of $36,000 in fiscal 2005. For the six month periods the loss from operations was $1,441,000 and $144,000, respectively. Also during the current quarter Vulcan recorded a loss on disposal of assets of $658,000.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

          At September 30, 2005 consolidated working capital was a negative $666,000 compared to a negative $973,000 at March 31, 2005. The negative working capital is attributable to advances made and funds raised by the parent company for its Vulcan subsidiary during the past year. Aggregate debt attributable to continuing operations at September 30, 2005 was $6,369,000 as compared to $5,780,000 at March 31, 2005. Of these amounts, long-term debt was $2,879,000 and $2,785,000, respectively. In July 2005 Vulcan sold certain production equipment to a customer, resulting in the repayment of secured debt obligations aggregating $1,784,000.
         Capital expenditures aggregated $132,000 for the six months ended September 2005 compared to $267,000 in the same period of the prior year. These expenditures for both years were funded from the revolving line of credit further increasing the company's short term debt load. The Company intends to refinance a portion of this debt to better match the long-lived nature of the expenditures.
         The Company and its bank have restructured the balance of the secured debt resulting from the Vulcan closure. The restructured debt arrangements, together with the anticipated cash flow from remaining operations provide a course of action management believes will allow the Company to deal with the adverse effects and conditions resulting from the discontinuance of operations at Vulcan. Term debt financing to fund future capital expenditure programs will be explored with the bank during the coming months. The Company is also exploring other avenues to reduce the obligations created by the Vulcan closing to improve the balance sheet of the Company. After completion of the above actions the Company's access to credit is expected to be adequate in the coming year as increased revenues from continuing operations coupled with operating efficiencies are projected to create sufficient availability in its revolving line of credit.
          Increases in operating costs continue to play a more significant role in the Company's day-to-day operations in both segments as competitive pricing pressures have restricted the Company's ability to fully recover all added expenses. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions during the coming year.  The  regional  labor  markets  for  qualified  skilled  and  semi-skilled employees is weak and a shortage of experienced technical support and engineering staff is expected to continue for the foreseeable future. Employment related costs continue to escalate and the impact on future periods is unknown at this time although the Company is continually exploring opportunities to reduce these expenses.

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



Item 3   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures -
         Management believes that the Company's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the reported period provide the material information required to be disclosed in reports that the Company files or submits under the Exchange Act under the Exchange Act.

(b) Changes in internal controls -
            There were no significant changes made and no corrective actions taken in the Company's internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting that occurred during the quarter and six month periods ended for this report. No significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions were uncovered.

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings.

         There are no material legal proceedings known or threatened against the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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







                              THERMODYNETICS, INC.



         Date: November 11, 2005     By:      /s/  Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President and Chief Executive Officer


         Date: November 11, 2005     By:      /s/  Robert I. Lieberman
                                           -------------------------------------
                                           Robert I. Lieberman
                                           Treasurer and Chief Financial Officer




TDYN 10Q 09-30-05