Form 10QSB
period 2005-12-31
THERMODYNETICS INC
filed 2006-02-14
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For the quarterly period ended DECEMBER 31, 2005 Commission File Number: 0-10707


                              THERMODYNETICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                   06-1042505
-------------------------------------        -----------------------------------
  (State or other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation  or Organization)

651 DAY HILL ROAD, WINDSOR, CT                06095              860-683-2005
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)  (Zip Code)        (Telephone Number)


--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act).                              Yes [ ] No [x]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              CLASS                          OUTSTANDING AT DECEMBER 31, 2005
--------------------------------            -----------------------------------
  Common stock $.01 Par Value                          3,983,782 Shares



Transitional Small Business Disclosure Format     Yes ( )   No (x)



                                   Page - 1 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                               PAGE NUMBER
                                                                               -----------
PART I          FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets
                   December 31, 2005 and March 31, 2005.............................     3

                Consolidated Statements of Operations
                   Three Months Ended December 31,
                   2005 and 2004....................................................     4

                Consolidated Statements of Operations
                   Nine Months Ended December 31,
                   2005 and 2004....................................................     5

                Consolidated Statements of Cash Flows
                   Nine Months Ended December 31,
                   2005 and 2004....................................................     6

                Notes to Consolidated Financial Statements..........................   7-9

       Item 2.  Management's Discussion and Analysis or
                                   Plan of Operation ............................... 10-12

       Item 3.  Controls and Procedures ............................................    12


PART II         OTHER INFORMATION

       Item 1.  Legal Proceedings...................................................    13

       Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........    13

       Item 3.  Defaults Upon Senior Securities.....................................    13

       Item 4.  Submission of Matters to a Vote of Security Holders.................    13

       Item 5.  Other Information...................................................    13

       Item 6.  Exhibits and Reports on Form 8-K....................................    13


SIGNATURE PAGE .....................................................................    14



                                   Page - 2 -

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                      THERMODYNETICS, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS (in 000's except share data)

                                     ASSETS
                                     ------
                                                                DEC 31, 2005      MARCH 31, 2005
                                                                ------------      --------------
                                                                 (Unaudited)        (Audited)
CURRENT ASSETS
  Cash                                                             $      2          $     0
  Accounts Receivable, Net                                            1,976            1,952
  Inventories                                                         2,565            2,357
  Prepaid Expenses and Other Current Assets                             394               94
  Assets of Discontinued Business                                       -0-            4,941
                                                                   --------          -------
    Total Current Assets                                              4,937            9,344
                                                                   --------          -------

PROPERTY, PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                            13,975           13,811
  Less: Accumulated Depreciation                                      6,914            6,632
                                                                   --------          -------
   Property, Plant, and Equipment - Net                               7,061            7,179
                                                                   --------          -------

OTHER ASSETS
  Intangible Assets - Net of Amortization                                93               93
  Officers' Life Insurance Receivable                                     0              148
  Investment in Unaffiliated Company                                     95               95
  Deposits and Other                                                    116              138
  Deferred Tax Benefit                                                  875                0
                                                                   --------          -------
    Total Other Assets                                                1,179              474
                                                                   --------          -------

TOTAL ASSETS                                                       $ 13,177          $16,997
                                                                   ========          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  1,671          $ 1,540
  Accrued Taxes and Expenses                                             20              240
  Current Portion of Long-Term Debt                                     503              829
  Notes Payable - Bank                                                2,690            2,166
  Notes Payable - Other                                                 300                0
  Liabilities of Discontinued Business                                  279            3,596
                                                                   --------          -------

    Total Current Liabilities                                         5,463            8,371
                                                                   --------          -------

LONG TERM DEBT                                                        2,919            2,785
LIABILITIES OF DISCONTINUED BUSINESS                                  3,996            4,370

STOCKHOLDERS' EQUITY

  Common Stock, Par Value $.01/Share,

     Authorized 25,000,000 shares, issued 3,983,782 shares at
      at 12/31/05 and 3,953,782 shares at 3/31/05                        40               40
    Additional Paid-in Capital                                        5,782            5,758
  Retained Earnings (Deficit)                                        (5,023)          (4,327)
                                                                   --------          -------
    Total Stockholders' Equity                                          799            1,471
                                                                   --------          -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                             $ 13,177          $16,997
                                                                   ========          =======

        The accompanying notes are an integral part of these consolidated financial statements.


                                   Page - 3 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)
                        IN (000's) EXCEPT PER SHARE DATA

                                                                              2005        2004
                                                                              ----        ----

    Net Sales                                                                  $4,531       $3,287

    Cost of Goods Sold                                                          3,460        2,315


    Gross Profit                                                                1,069          972

    Selling, General & Administrative Expenses                                    772          699
                                                                            ---------    ---------

    Income From Operations                                                        297          273
                                                                            ---------    ---------

    Other Income (Expense)
         Interest Expense, Net                                                   (120)         (01)
         Other - Net                                                              -0-          -0-
                                                                            ---------    ---------
         Total Other Income (Expense)                                            (120)        (101)
                                                                            ---------    ---------

    Income From Continuing Operations Before Income Taxes                         177          172
    Provision for Income Taxes                                                    -0-           47
                                                                            ---------    ---------
    Income From Continuing Operations                                             177          125

    Discontinued Operations:
    Income (Loss) From Operations of Discontinued Business                       (142)           6
    Loss on Disposal of Assets of Discontinued Business                           -0-            0
                                                                            ---------    ---------
    Income (Loss) from Discontinued Operations Before Income Taxes               (142)           6
    Income Tax Benefit                                                            -0-            0
                                                                            ---------    ---------
    Loss From Discontinued Operations                                            (142)           6
                                                                            ---------    ---------

    Net Income (Loss)                                                             $35         $131
                                                                            =========    =========

    Earnings (Loss) per Share- Basic
    Earnings (Loss) per Share From Continuing Operations                         $.04         $.03
    Earnings (Loss) per Share From Discontinued Operations                       (.03)         .00
                                                                            ---------    ---------
    Total Earnings (Loss) per Share - Basic                                      $.01         $.03
                                                                            =========    =========

    Earnings (Loss) per Share- Diluted
    Earnings (Loss) per Share From Continuing Operations
    Earnings (Loss) per Share From Discontinued Operations                       $.04         $.03
    Total Earnings (Loss) per Share - Diluted                                    (.03)         .00
                                                                            ---------    ---------
                                                                                 $.01         $.03
                                                                            =========    =========


    Weighted Average Shares Outstanding- Basic                              3,983,782    3,946,219
                                                                            =========    =========
    Weighted Average Shares Outstanding- Diluted                            3,983,782    3,946,219
                                                                            =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.


                                  Page - 4 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)
                        IN (000's) EXCEPT PER SHARE DATA

                                                                               2005           2004
                                                                               ----           ----
    Net Sales                                                                 $13,596        $11,591

    Cost of Goods Sold                                                         10,215          8,336
                                                                            ---------      ---------

    Gross Profit                                                                3,381          3,255

    Selling, General & Administrative Expenses                                  2,361          2,116
                                                                            ---------      ---------

    Income From Operations                                                      1,020          1,139
                                                                            ---------      ---------

    Other Income (Expense)
         Interest Expense, Net                                                   (350)          (286)
         Other - Net                                                                0              0
                                                                            ---------      ---------
         Total Other Income (Expense)                                            (350)          (286)
                                                                            ---------      ---------

    Income From Continuing Operations Before Income Taxes                         670            853
    Provision for Income Taxes                                                    155            168
                                                                            ---------      ---------
    Income From Continuing Operations                                             515            685

    Discontinued Operations:
    Loss From Operations of Discontinued Business                              (1,583)          (138)
    Loss on Disposal of Assets of Discontinued Business                          (658)             0
                                                                            ---------      ---------
    Loss from Discontinued Operations Before Income Taxes                      (2,241)          (138)
    Income Tax Benefit                                                         (1,030)             0
                                                                            ---------      ---------
    Loss From Discontinued Operations                                          (1,211)          (138)
                                                                            ---------      ---------

    Net Income (Loss)                                                           $(696)          $547
                                                                            =========      =========

    Earnings (Loss) per Share- Basic
    Earnings (Loss) per Share From Continuing Operations                         $.13           $.17
    Earnings (Loss) per Share From Discontinued Operations                       (.30)          (.03)
                                                                            ---------      ---------
    Total Earnings (Loss) per Share - Basic                                     $(.17)          $.14
                                                                            =========      =========


    Earnings (Loss) per Share- Diluted
    Earnings (Loss) per Share From Continuing Operations
    Earnings (Loss) per Share From Discontinued Operations
    Total Earnings (Loss) per Share - Diluted                                    $.13           $.17
                                                                                 (.30)          (.03)
                                                                            ---------      ---------
                                                                                $(.17)          $.14
                                                                            =========      =========

    Weighted Average Shares Outstanding- Basic                              3,978,873      3,942,824
                                                                            =========      =========
    Weighted Average Shares Outstanding- Diluted                            3,978,873      3,942,824
                                                                            =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.


                                  Page - 5 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31,

                                   (UNAUDITED)
                                   IN (000'S)

                                                                                2005       2004
                                                                                ----       ----
OPERATING ACTIVITIES:
  Net income (loss)                                                           $  (696)     $   547
         Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
  Depreciation and amortization                                                   305          279
  Deferred tax provision (benefit)                                               (875)         167
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                       131          158
    Decrease (increase) in prepaid expenses                                      (303)        (170)
        and other assets
    Decrease (increase) in accounts receivable                                    (24)        (211)
    Decrease (increase) in inventories                                           (209)        (325)
    Increase (decrease) in accrued taxes and expenses                            (197)           7
    Cash provided from operating activities of discontinued
        business                                                                1,633          (24)
                                                                              -------      -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                                 (235)         428
                                                                              -------      -------
INVESTING ACTIVITIES;
  Purchases of property, plant and equipment, net                                (164)        (530)
  Equipment purchases of discontinued business                                    -0-         (195)
  Loss on disposal of fixed assets of discontinued business                       658          -0-
  Proceeds from sale of assets of discontinued business                           265          -0-
                                                                              -------      -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                                                  759         (725)
                                                                              -------      -------

FINANCING ACTIVITIES
  Proceeds from short term borrowings and notes payable                           974          725
  Principal payments on long term debt                                           (192)         (45)
  Proceeds from subscriptions receivable                                          -0-           48
  Proceeds from issuance of stock                                                 -0-            7
  Cash used in financing activities of discontinued business                   (1,304)        (438)
                                                                              -------      -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

                                                                                 (522)         297
                                                                              -------      -------

INCREASE (DECREASE) IN CASH                                                         2          -0-
CASH AT BEGINNING OF PERIOD                                                       -0-            2
                                                                              -------      -------
CASH AT END OF PERIOD                                                         $     2      $     2
                                                                              =======      =======

        The accompanying notes are an integral part of these consolidated financial statements.


                                  Page - 6 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

         NOTE 1:  BASIS OF PRESENTATION

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended December 31, 2005 and December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

         On July 18, 2005, the Company consummated an agreement with a major customer whereby the customer purchased certain manufacturing equipment located in the Vulcan facility by paying the balance on the related outstanding debt due the equipment finance institution plus half of the balance due on a term loan to the City of Sturgis, Michigan (Sturgis). The Company recognized an impairment loss on these long-lived assets of $367,052 at March 31, 2005. The repayment of this debt was made during the grace period allowed by the bank. As these loans were paid in full, the equipment finance institution and Sturgis each released the Company and Vulcan from any further obligation. As the manufacturing equipment sold to the customer was to be used to generate a significant portion of Vulcan's future operating cash flows, the Company reviewed the Vulcan intangible assets and recorded an impairment loss of $1,742,770 at March 31, 2005.

         On July 27, 2005, the Company and its bank (as the only remaining secured creditor) entered into an agreement whereby the bank waived the existing defaults on all debt instruments (except those relating to the Vulcan debt which continue) and modified a financial covenant to exclude the operations of Vulcan from the compliance calculation.

         In mid-August, the Company discontinued the operations of Vulcan and began liquidating its remaining assets and paid all sums received to the bank. At December 31, 2005 all operating assets of Vulcan were liquidated and the Company and the bank have restructured the balance of the secured debt resulting from the Vulcan closure. The Company is exploring other avenues to reduce the obligations created by the Vulcan closing to improve the balance sheet of the Company.

                                   Page - 7 -

         NOTE 3:  INVENTORIES

         Inventories consist of the following at (in 000's):

                                          DECEMBER 31, 2005     MARCH 31, 2005
                                          -----------------     --------------
                  Raw materials                $ 1,482              $   920
                  Work-in-process                  141                  158
                  Finished goods                   997                1,334
                     Less: Reserves                 55                   55
                                                ------               ------
                                               $ 2,565              $ 2,357
                                                ======               ======

         Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis.

         NOTE 4:  EARNINGS PER SHARE

         Earnings per share for the three and nine months ended December 31, 2005 and December 31, 2004 have been computed based on the weighted average of outstanding shares during the periods.

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

         The weighted average numbers of shares outstanding are:

                                    Three Months Ended Dec. 30      Nine Months Ended Dec 31
                                        2005          2004           2005           2004
                                        ----          ----           ----           ----
Weighted Average Shares - (Basic)    3,983,782      3,946,219      3,978,873      3,942,824
Conversion of Stock Options                -0-            -0-            -0-            -0-
                                     ---------      ---------      ---------      ---------
Weighted Average Shares- (Diluted)   3,983,782      3,946,219      3,978,873      3,942,824
                                     =========      =========      =========      =========

         NOTE 5:  INCOME TAXES

         The primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are (in 000's):

                                       DECEMBER 31, 2005    MARCH 31,  2005
                                       -----------------    ---------  ----
 Assets:
  Uniform capitalization adjustment         $    15            $    50
  Net operating loss carryforward             1,829                938
  Investment tax credits                        144                144
  Asset  impairment                             720                720
  Capital loss                                  162                149
  Valuation reserve                            (600)              (880)
  Other                                          64                 64
                                            -------            -------
                                              2,094              1,185
                                            -------            -------
Liabilities:
  Accelerated depreciation                   (1,219)            (1,185)
                                            -------            -------
                                             (1,219)            (1,185)
                                            -------            -------
Net deferred tax asset (liability)          $   875            $   -0-
                                            =======            =======




                                   Page - 8 -

         At December 31, 2005, the Company had net operating loss carryforwards of approximately $4,943,000 expiring from 2006 to 2012.


         NOTE 6:  CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

         The following  information is disclosed pursuant to the requirements of
         Financial   Accounting   Standards  Board's  "Statement  of  Accounting
         Standards No 95, Statement of Cash Flows".

                                                    9 MONTHS ENDED DECEMBER 31,
                                                            (IN 000'S)
                                                             --------
                                                       2005             2004
                                                      -----             ----
                Cash payments for interest            $ 350             $286


         NOTE 7: FINANCIAL ACCOUNTING STANDARDS

         Section 404 of the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) stipulates that public companies must take responsibility for maintaining an effective system of internal control. The act further requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant confirming the Company's conclusions. The Company is not required to comply with Section 404 until the fiscal year ending March 31, 2007.

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

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment". The revised SFAS No. 123 requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. This statement applies to all new awards granted during fiscal years beginning after September 15, 2005 and to previous awards that are modified or cancelled after such date. The Company has not fully evaluated the effect of SFAS No. 123 (revised 2004) on the financial statements and has not determined the method of adoption it will use to implement revised SFAS No. 123.

NOTE 8: COMMITMENTS AND CONTINGENCIES:

         During the nine month period ended December 31, 2005, the Company incurred a loss from discontinued operations of $1,211,000 (net of a deferred tax benefit of $1,030,000), which relates solely to its Vulcan subsidiary. Additionally, as of that date, the Company's current liabilities exceeded its current assets. Management has developed a plan to restructure debt with its secured creditor and together with the anticipated cash flow from its remaining operations provides a course of action they believe will allow the Company to deal with the adverse effects and conditions.


                                   Page - 9 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          RESULTS OF OPERATIONS

         Net sales from continuing operations for the three months ended December 31, 2005 increased by $1,244,000, or 38% over the prior year. For the nine month period, net sales were $2,005,000 higher, or 17% above the period ended December 31, 2004.

         The Company formerly operated in two business segments, heat transfer products and automotive products. A major storm in Lower Michigan in early June 2005 caused a multi week disruption to operations that severely impacted the ability of the automotive products segment to meet its manufacturing commitments. The revenue shortfall eventually led to the closure and discontinuance of Vulcan's operations and the liquidation of all of Vulcan's assets; the proceeds of which were paid to the bank as secured lender. As of December 31, 2005 all operating assets of Vulcan had been liquidated. The Company and the bank have restructured the terms under which the balance of the secured debt obligations are to be repaid. This subsidiary has been reflected as a discontinued operation for the current period and all prior periods presented. The Company now operates in only one business segment, the design and manufacture of heat transfer products.

         Significant risk factors and economic considerations associated with heat transfer products include, but are not limited to, seasonality of purchasing and building cycles, the cost of energy, incentives provided by producers, sellers and municipalities to encourage the use of more efficient equipment, interest rate changes that may stimulate or depress purchasing demand, the cost and availability of materials used in the manufacturing process, and regulatory directives relating to energy consumption, conservation and the environment.

         The increase in year to date sales is due largely to the continued strong performance in the domestic housing market and marine air conditioning applications. During the current year the Company increased the marketing of heat exchangers containing high efficiency special purpose enhanced surface titanium tubing. This product is unique to the swimming pool and spa heat pump market, an industry also exhibiting significant growth in FY2006. There has been an exceptionally strong favorable response from this market and sales to OEM manufacturers of these products have increased during the current three and nine month periods compared to the prior year.

         Cost of sales was in the mid seventy percent range for both the three and nine month periods of the current year, compared to the low seventy percent range for the same periods in the prior year. The cost of metals, principally copper, copper alloys and titanium has risen sharply to their highest levels in the past six years and it is uncertain when the market will experience cost relief. Nickel and carbon steel prices had also increased significantly until a few months ago but have now exhibited signs of stabilization and some cost reductions. Although the effects of metal cost changes are shared to a large degree with customers, the impact is a net reduction of gross margin. Further, the pass through of a portion of such material price increases is a "catch up" process as pricing is periodically adjusted as the market changes. Accordingly, pricing adjustments will be generated in the following three month period; in this case, the January-March 2006 period. Aggregate manufacturing overhead expenses were generally in line with the increased production requirements in the current year, however the Company did incur additional increases in employee benefit expenses and facility occupancy expenses such as property taxes and utility costs.

         The increase in selling, general and administrative expenses over the prior year was 10% and 11%, for the three and nine month periods, respectively. Personnel were added in customer service, engineering and other support functions in fiscal 2006 to both support the additional sales base and assist in the development of future products. These added operating costs cannot be passed on to customers until such time as overall price increases are made. Effective with the new calendar year price increase have been instituted and improvement in gross margin is expected for the January to March 2006 quarter. The Company plans on further additions to its marketing and engineering staff during the balance of the year and into fiscal 2007 to support new products and markets. Interest expense increased in fiscal 2006 from the prior year periods primarily due to the rising prime rate. At


                                  Page - 10 -

December 31, 2005 the Company recorded a significant deferred tax benefit as a result of the large operating losses and liquidation of its Vulcan subsidiary.

         Vulcan reported a pre-tax loss from discontinued operations of $142,000 compared to pre-tax income of $6,000 in fiscal 2005. For the nine month periods, Vulcan's pre-tax loss from discontinued operations was $2,241,000 and $138,000, respectively. Also during the September 30 quarter of the current year Vulcan recorded a loss on disposal of assets of $658,000.

         LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 2005 consolidated working capital was a negative $526,000 compared to a positive $973,000 at March 31, 2005. The negative working capital is attributable to cash advances made to and outside funds raised by the Company for its Vulcan subsidiary during the past year. Aggregate debt attributable to ongoing operations at December 31, 2005 was $5,929,000 as compared to $5,780,000 at March 31, 2005. Of these amounts, long-term debt was $2,736,000 and $2,785,000, respectively.

         Capital expenditures aggregated $164,000 for the nine months ended December 2005 compared to $530,000 in the same period of the prior year. The expenditures for the current year were funded from the revolving line of credit further increasing the company's short term debt load. The Company intends to refinance a portion of this debt to better match the long-lived nature of the expenditures.

         The Company and its bank have restructured the balance of the secured debt resulting from the Vulcan closure. The restructured debt arrangements, together with the anticipated cash flow from remaining operations provide a course of action management believes will allow the Company to deal with the adverse effects and conditions resulting from the discontinuance of operations at Vulcan. Term debt financing to fund future capital expenditure programs will be explored with the bank during the coming months and the Company is also considering other avenues to reduce the obligations created by the Vulcan closing and bolster the financial position of the Company. After completion of the above actions the Company's access to credit is expected to be adequate in the coming year as increased revenues from continuing operations coupled with operating efficiencies are projected to create sufficient availability in its revolving line of credit.

          Increases in operating costs continue to play a more significant role in the Company's day-to-day operations as competitive pricing pressures have restricted the Company's ability to fully recover all added expenses. However, effective with the January-March period, both raw material adjustments and price increases have been instituted. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions during the coming year. The Company has embarked on a training program to integrate the principles of lean manufacturing and six sigma quality measurements to improve both its efficiencies and product quality over the coming months. The regional labor markets for qualified skilled and semi-skilled employees is weak and a shortage of experienced technical support and engineering staff is expected to continue for the foreseeable future. Employment related costs continue to escalate and the impact on future periods is unknown at this time although the Company is continually exploring opportunities to reduce these expenses.

FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, changes in unit prices, and supply and demand for the Company's tubing

                                   Page - 11 -
product line especially in applications serving the commercial, industrial and residential construction industries.

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


ITEM 3            CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES -

         Management believes that the Company's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the reported period provide the material information required to be disclosed in reports that the Company files or submits under the Exchange Act.

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










                                   Page - 10 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS.

         There are no material legal proceedings known or threatened against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The Company has not made any sales of any securities covered by this report.

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














                                  Page - 13 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                 SIGNATURE PAGE
                                 --------------





         In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     THERMODYNETICS, INC.

         Date: February 13, 2006     By:   /s/  ROBERT A. LERMAN
                                         ---------------------------------------
                                         Robert A. Lerman
                                         President and Chief Executive Officer


         Date: February 13, 2006     By:   /s/  ROBERT I. LIEBERMAN
                                         ---------------------------------------
                                         Robert I. Lieberman
                                         Treasurer and Chief Financial Officer












                                  Page - 14 -