Form 10KSB
period 2006-03-31
THERMODYNETICS INC
filed 2006-06-29
CIK 351902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Ksb

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MARCH 31, 2006          Commission file number 0-10707


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

Indicate by check mark whether the registrar is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                             Yes [  ]  No [ X ]

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                             Yes [ X ]  No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Ksb or any amendment to this Form 10-Ksb
[ X ]

The issuer's revenues for its most recent fiscal year were $18,750,323.

As of June 15, 2006, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $2,500,000 based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board composite feed or other qualified interdealer quotation medium.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                             Outstanding as of June 2, 2006
-----                                             ------------------------------
Common Stock $.01 par value                              4,027,361 Common Shares

Transitional Small Business Disclosure Format        Yes [  ]  No [ X ]

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 2

                                     PART I



ITEM 1.           DESCRIPTION OF BUSINESS

         (a) BUSINESS DEVELOPMENT - Thermodynetics, Inc., incorporated in Delaware in 1981, is the successor by merger in 1981 to Spiral Tubing
Corporation, incorporated in 1972. Thermodynetics, Inc. is referred to individually and collectively with Turbotec Products, Inc. ("TURBOTEC"), Turbotec Products Plc ("PLC"), Vulcan Industries, Inc. ("VULCAN"), TPI Systems, Inc. ("TPI") and National Energy Systems, Inc. ("NES") subsidiaries as the "COMPANY". The Company, through its approximately 56.32% ownership in its Turbotec subsidiary, is engaged in the design, manufacture and sale of specialty metal tubing and related assemblies primarily for heat transfer, automotive, furniture, appliance, heating, cooling and refrigeration applications using its patented and/or proprietary technology. The Company's automotive product segment, as conducted by Vulcan, was closed in August, 2005. The Company's products are primarily used in heat pumps, chillers, heat reclaimers, biomedical heat exchangers, and formerly for the automotive and furniture industries, requiring fabricated specialty metal tubing and tubing assemblies.


REORGANIZATION AND LONDON IPO AND SHARE SALE.

SHARE EXCHANGE

         In December 2005, the Company formed a new subsidiary, Turbotec Products Plc ("PLC") organized under the laws of the United Kingdom. The Company exchanged 100% of its holdings in Turbotec Products, Inc. for 10,009,490 Ordinary Shares, constituting 100% ownership of the PLC.

PLACING

         As of May 8, 2006 an offering and sale of shares of the PLC was made to UK institutional investors (the "PLACING") whereby Dawnay, Day Capital Markets ("DDCM") placed and sold 5,594,366 Ordinary Shares of the PLC at the price of 85 pence per Ordinary Share. Of these, 2,797,183 shares were issued and sold by the PLC and 2,797,183 shares were sold by the Company. The PLC shares are now listed, and are trading under the symbol "TRBO", on the Alternative Investment Market ("AIM MARKET") of the London Stock Exchange. In connection with these transactions, the Company's operating subsidiary, Turbotec, became a wholly-owned subsidiary of the PLC, and the Company became a 56.32% owner of the PLC; an aggregate of 12,806,773 shares of the PLC are issued and outstanding.

         The gross proceeds from the sale was approximately US $8,800,000, before fees and other costs of approximately US $1.8 million. The Company and the PLC each received approximately US $3.5 million of net proceeds from the offering.

         As part of the Placing transaction a reorganization of senior management of the Company and senior management of its subsidiaries was effected. The reorganization resulted in: (a) Anthony C. Mirabella resigned as a director of the Company, and was appointed a non-executive director of both the PLC and Turbotec; (b) Sunil Raina was appointed managing director of the PLC and president and a director of Turbotec; Mr. Raina had formerly been vice president of Turbotec; (c) Robert I. Lieberman resigned as treasurer and principal financial officer of the Company and as president of Turbotec, and was appointed finance director of the PLC, and treasurer and principal financial officer of Turbotec; (d) John F. Ferraro was appointed treasurer and principal financial officer of the Company in addition to his position as chairman, secretary, and a director of the Company; and (e) Robert A.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 3

Lerman resigned as sole director of Turbotec and the PLC. He remains President, Chief Executive Officer, and a director of the Company.

         There were no disagreements between the above individuals and the Company regarding any matter relating to the Company's or any of its subsidiaries' operations, policies or practices, and all resignations and appointments were made voluntarily.


PLACING NOT IN USA

         The Ordinary Shares have not been registered under the US Securities Act of 1933, as amended, or under the applicable securities laws of any of the states of the US and, thus, were not offered or sold in the US or to US persons or for the account or benefit of US Persons (as defined in Regulation S promulgated under the US Securities Act). The Ordinary Shares were offered only to non-US persons outside the US and not for the account of or for the benefit of any US Person (other than a distributor) in transactions exempt from the registration requirements of the US Securities Act in reliance on Regulation S. Accordingly, the Ordinary Shares are subject to the transfer restrictions set out in the admission document of the PLC, including a restriction against hedging transactions involving Ordinary Shares unless conducted in compliance with the US Securities Act. The PLC will refuse to register any transfer of the Ordinary Shares not made in accordance with the provisions of Regulation S, pursuant to registration under the US Securities Act or pursuant to another available exemption from registration under the US Securities Act.

PLACING AGREEMENT

         Pursuant to the Placing Agreement, the Ordinary Shares were sold to certain eligible investors located outside the United States. The closing of the offering was contingent upon, among other things, the listing of the PLC's ordinary shares for trading on the AIM Market of the London Stock Exchange. Notification of the acceptance of the listing of the Ordinary Shares of the PLC on the AIM Market was received on or about May 8, 2006.

         In addition, the Company has agreed that for the next 24 months it will not dispose of any more Ordinary Shares except through DDCM or except with the consent of Dawnay, Day Corporate Finance Limited ("DDCF"). Further, the Company has agreed to indemnify DDCM against certain claims that may arise in connection with breaches of certain warranties related to the Placing. Liability of the Company under the Placing Agreement is limited to the gross proceeds received by the Company from the Placing as well as the gross proceeds received on or before September 30, 2007 from any additional shares sold. The Directors of the Company have agreed to indemnify DDCM for breaches of certain warranties related to the Placing. Except where breaches are the consequence of fraud or willful concealment by the Director concerned, the liability of the Directors under the Placing Agreement is limited to two times the annual fee for non-executive Directors, and two times the annual salary for its executive officers / directors.

VOTING RESTRICTIONS AND RELATIONSHIP AGREEMENT

         The Company owns approximately 56.32% of the PLC's outstanding share capital and, as such, has effective voting control at general meetings of the PLC; the PLC owns 100% of Turbotec. Under the terms of an agreement (the "RELATIONSHIP AGREEMENT"), the Company and its directors have undertaken, inter alia, not to exercise its voting rights, except in certain circumstances, in favor of any resolution to give the Board authority under British law to allot shares in the Company, or under British law to remove or reduce any pre-emption rights that shareholders may have. The Relationship Agreement contains provisions regarding an annual administration fee; restrictions on related party transactions; restrictions on appointments to the Board and mutual confidentiality and reporting undertakings. The Relationship Agreement also contains non-competition undertakings from both the Company and the Company's Directors. The Relationship Agreement also contains provisions restricting the ability of the Company to dispose of its interest in the Ordinary Shares into the USA in a manner that would require registration of any such disposition under the US Securities Act.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 4

           The Company, certain of its subsidiaries, and their bank, entered into certain loan modification agreements and assignment agreements to provide for the separation of the credit facilities between the Company and Turbotec, and the release of certain cross collateral guarantees. See Item 1(13) "Working Capital Items". Further, the Company and Turbotec entered into certain lease agreements. See Item 2.

           The summaries of the referenced agreements and instruments are interpretations by the Company of certain terms of such of the agreements and instruments, and do not contain all of the information that may be important or material in making any investment decision with respect to the Company. A copy of the text of such documents are incorporated herein by reference to this report and may be read in their entirety by reference to prior filings with the U.S. Securities and Exchange Commission, and reading the full text of such documents for further details is highly encouraged.

VULCAN INDUSTRIES.

            On August 4, 2003, the Company acquired all of the issued and outstanding capital stock of Vulcan Industries, Inc. ("VULCAN"). In 2003, the Company financed the acquisition through credit facilities aggregating approximately $2.5 million from its primary bank ("BANK") secured by substantially all of the assets of Vulcan and the Company and guaranteed by the Company and its Turbotec operating subsidiary. Further, a term loan was obtained from an equipment finance company ("EQUIPMENT LENDER") to finance a portion of new equipment (the "EQUIPMENT TERM LOAN") with a $1,847,580 term note with a first secured position specific equipment of Vulcan. The Company had been a co-borrower to provide additional credit and security to the finance company. Also in 2003, a $400,000 community block development term loan (the "CITY TERM LOAN") was obtained from the City of Sturgis, Michigan ("CITY"). The Company was a guarantor of such loan.

         On July 5, 2005, the Company and Vulcan received a notice of default from the Equipment Lender which stated its intention to accelerate the entire unpaid balance of the Equipment Term Loan. The Company was unable to pay such amount to the Equipment Lender without selling the equipment financed by such loan. The Bank also stated that Events of Default had occurred and were continuing in respect of the Bank's Term Loan as a result of, among other reasons, the acceleration of the Equipment Term Loan.

         Consequently the Company, Vulcan, the Bank, the Equipment Lender, the City, and Vulcan's major customer ("CUSTOMER") entered into an Accommodation Agreement consummated July 18, 2005 (the "ACCOMMODATION AGREEMENT") which resulted in:

            o All equipment financed by the Equipment Lender was purchased by the Customer by payment of 100% of the Company's obligation to the Equipment Lender, and $175,000 of the Company's obligation to the City. The Company paid the remaining $187,000 due to the City.

            o The Company and Vulcan received full releases from all financial obligations owed to the City and the Equipment Lender.

            o The Customer also acquired certain other assets from Vulcan for no additional consideration and the Bank released such other equipment from its lien.

            o The Customer waived certain offsets it may have had against amounts due Vulcan until such time as Vulcan's obligations to the Bank are satisfied in full.

            o   The Customer purchased certain inventory from Vulcan.

            o Vulcan agreed to continue to produce certain products for the Customer, provided the Customer funds such production pursuant to weekly budgets agreed to by the Customer.

            o The Company owes the Customer $175,000 for operating advances made in January, 2005.

            o The Customer subleased Vulcan's facility, equipment and employees to manufacture parts for itself, subject to reimbursement to Vulcan for all costs related to the employees and all overhead facility costs associated with the production of its parts.

            o The Accommodation Agreement also provided releases between the Customer, Vulcan and the Company.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 5

           The Customer then accounted for approximately 80% of Vulcan's sales, and 28% of the Company's sales. The Accommodation Agreement severely reduced Vulcan's manufacturing capacity and revenues, but also removed a significant amount of debt from the Company's balance sheet. Once the Customer ceased funding certain operations of Vulcan in late August 2005, the ability of Vulcan to operate was not economically feasible.

         Therefore, on August 23, 2005, Vulcan, as a consequence of the Customer transferring its business elsewhere resulted in an immediate decrease of 80% of sales, Vulcan's loan defaults, sales of a material portion of its machinery and equipment, including the earlier loss of sales and unpaid receivables following a damaging storm in Lower Michigan in early June, suffered significant losses and was unable to meet its obligations to its creditors. The remaining customer base was inadequate to cover operating and overhead expenses. The Bank then stopped funding the cash shortfall and as a result Vulcan was unable to continue operations. The Bank, as secured creditor, set August 31, 2005 as the last day of operations while Vulcan finished certain production runs for its other customers.

         In September, 2005, the Bank held an auction sale of the machinery, equipment and inventory at Vulcan; the proceeds of the sale of these assets generated significantly less than the sums owed to the bank. The Company restructured a certain amount of debt in November, 2005 with the Bank to relieve a certain degree of the negative impact of the remaining indebtedness from Vulcan. Thereafter, a loan restructuring and significant debt repayments were made in May 2006 as a result of the proceeds from the London IPO and stock sale of the PLC shares as described above.

REVERSE STOCK SPLIT.

         On March 29, 2005 an amendment to the certificate of incorporation of the Company was filed with the Delaware Secretary of State. A one-for-five (1:5) reverse stock split became effective as of 9:30 a.m. Monday April 18, 2005. After the stock split, there were approximately 3,950,000 shares issued and outstanding; there are currently 4,027,361 common shares issued and outstanding. The stockholders of the Company had approved the reverse stock split at the 2004 Annual Meeting of Stockholders held November 9, 2004. The purpose of the reverse stock split was to generally make the common stock more attractive to investors in order to create greater marketability of the Common Stock, help generate investor interest in the Company and help the Company attract and retain employees and other service providers.


         (b)      BUSINESS OF ISSUER

                  (1) PRODUCTS AND MARKETS - The Company, through Turbotec, manufactures specialty metal tubing and related assemblies for heat transfer, heating, cooling and refrigeration applications; the Company, through Vulcan and until August 2005, manufactured specialty metal tubing and related assemblies for automotive, furniture, and appliance applications. Turbotec's patented and/or proprietary machinery transforms smooth metal tubing using its patented and/or proprietary technology into surface enhanced tubing or into specialty formed tubing.

         The heat transfer products are used in heat pumps as condensers and evaporators in heating, refrigeration, food processing and air-conditioning systems; in the biomedical field (as blood or intravenous fluid heat exchangers); in heat recovery units used to heat water with waste heat from air conditioning, refrigeration systems; in ice production systems; in laser coolers, beverage dispensers, food processing systems, chillers, heat pump systems and boilers, and modules for use as components in large condensing or desuperheater systems; and are generally usable in most applications where heat transfer is required. The tubing, when used as a flexible connector, also facilitates the installation of plumbing fixtures and modules. The surface enhanced tubing is primarily used in applications involving laminar or turbulent flow of fluids for efficient transfer of heat. The enhanced tubing products have a significantly greater surface area than a smooth tube of the same length which improves heat transfer efficiency and reduces the amount of metal tubing required.

         The Company's automotive product segment, which closed in August, 2005, produced bent and fabricated tubing products that are used in automotive exhaust and chassis subassemblies and components for specific automobile models. It was also used as fuel and oil line tubing, seat frames, and exhaust components and/or

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 6

decorative tubing in furnishings. The specialty tubing for such applications were bent, sized, cut to length, welded and/or formed. The processes employed included CNC bending (computer numeric control), robotic welding, inside-out or outside-in sizing, cut to length processes, automated plasma cutting, stampings, pointing, rule form and/or welding. The tubing assemblies were assembled and produced through welded assembly processing, robotic welding, metal machining and/or grinding. The Company's other formed tubing were used in the automotive, furniture, appliance, heating, cooling, refrigeration applications, engine exhaust assemblies or framing for furniture.

         The heat transfer products are designed for specific customer requirements and applications taking into account such variables as allowable temperature and pressure differentials, the nature of the fluids to be used (liquids or gases), the required flow rates and the operational and environmental conditions. The automotive tubing products and assemblies were primarily engineered by the automotive manufacturers; specifications were provided to the Company, and the machines and manufacturing process lines were developed to conform to the engineering specifications. These factors influence the type, length, diameter and degree of enhancement of the metal tubing to be used (usually copper, copper nickel, aluminum, carbon steel or stainless steel and titanium although other metals may be utilized), and the physical characteristics of the tube.

         The heat transfer products segment usually manufactures prototypes for its customers at prices ranging from approximately $500 to $3,000. After testing and customer acceptance, the customer places purchase orders ranging from $1,000 for small orders to as much as $3,000,000. Certain customers have placed blanket purchase orders for shipments to be made over extended periods at sales volumes ranging from approximately $10,000 to $250,000 per month. The automotive products segment had ordinarily entered into multi year agreements to supply tubing to its customers and received purchase order releases in rolling three month increments with sales values of up to $2,500,000.

         The Company's heat transfer products segment owns specially designed patented and/or proprietary machinery which is used to enhance and coil its metal tubing products as well as tools and dies and other nonproprietary machinery to perform normal fabrication functions. The Company believes its total manufacturing capabilities for the heat transfer product segment are adequate to manufacture and ship up to approximately $36 million per year of its products based upon present prices.

                  (2)      DISTRIBUTION METHODS

                           (a)      MARKETING  AND  SALES  -  The  metal  tubing
products are marketed in the United States, Canada and abroad through separate sales departments at each subsidiary, supported by other personnel, who develop sales leads along with serving existing customers; however all operations at Vulcan had ceased by August 2005. The sales personnel are currently compensated on a salaried and/or incentive basis. In addition, the Company uses independent sales representatives and distributors. The Company advertises its products in trade periodicals and at trade shows.

                           (b)      FOREIGN  OPERATIONS  AND EXPORT  SALES - The
Company has never had any foreign operations, and its export sales during the past fiscal year was less than 5% of net revenues.

                           (c)      SEASONAL   NATURE  OF  THE  BUSINESS  -  The
Company believes its present business is in part seasonal in nature as a significant portion of the Company's revenues are derived from sales relating to space-conditioning and heat pump applications in commercial, industrial and residential buildings and structures, and its former sales to automotive manufacturers. Sales relating to heat pump applications are traditionally less in the October-December quarter as many customers tend to reduce inventories for calendar year-end; however its former sales relating to automotive applications had been related to the seasonal selling patterns of the automotive industry.

                  (3) NEW PRODUCT STATUS - No new products were introduced through any public announcements during fiscal year 2006. However, on June 9, 2006 Turbotec announced a new grooved, stainless steel tube designed and tested in concert with its customer's engineering staff specifically for a new low emissions boiler they are introducing.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 7

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

                  (5) RAW MATERIALS - The Company's specialty metal tubing is manufactured from smooth tubing, primarily copper, copper-nickel alloys, stainless  steel,  carbon  steel,  titanium and  aluminum.  The Company  usually purchases tubing in mill quantities manufactured to its specifications from various tube fabricating mills. The Company does not believe that it is a controlling customer of any mill or distributor and has no supply contracts. The manufacturing costs are subject to material commodities price variations due to the pricing of various metals and the commodities markets. Metals pricing and costs have rapidly increased and fluctuated over the past year, and consequently Turbotec has increased its prices of its products. The impact of these price increases, on a long-term basis, if such increases continue or can continue, may have a material adverse effect on the sales and profits of the Company. The Company has not experienced any significant shortages or extended delays in deliveries of raw materials during the past five years. There is no assurance that shortages, strikes or other delays, or material price increases, will not occur in the future causing disruptions in production, shipments and profitability.

                  (6) DEPENDENCE ON SINGLE OR FEW MAJOR CUSTOMERS - For the fiscal year ended March 31, 2006, two (2) customers each accounted for more than 10% of the Company's net sales, 38% in the aggregate. There is no assurance the Company will retain these customers; the loss of one or more of these customers could have a material adverse affect upon the Company.

                  (7) PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS - Turbotec currently owns one (1) United States patent expiring in 2008. Turbotec owns trademarks in Canada and Australia related to manufacturing methods, machinery and tubing. The Company does not believe that its business is materially dependent upon its patents as in addition to its patent protection, the Company, through Turbotec, maintains a substantial amount of proprietary information concerning its Turbotec manufacturing processes as confidential.

         The Company and Turbotec also have registered various trademarks in the United States, the United Kingdom and certain foreign countries. Turbotec believes that its registered U.S. trademark "TURBOTEC(R)," both alone and accompanied by an impression or print of a spirally fluted tube is of material importance to its business.

                  (8)      GOVERNMENTAL APPROVAL - N/A

                  (9) EFFECT OF GOVERNMENTAL REGULATIONS - The Company's business does not involve contracts or subcontracts with the United States
Government. As all of the Company's products are sold to original equipment manufacturers in nonregulated fields, there is no particular effect of governmental regulations on the business of the Company or its products.

                  (10) RESEARCH AND DEVELOPMENT - The Company charges research and development costs to operations as incurred. As such costs do not exceed 10% of net revenues in either of the past two fiscal years; the Company does not regard such costs to be material in amount.

                  (11) EFFECT OF ENVIRONMENTAL LAWS - During the fiscal year ended March 31, 2006, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

                  (12) EMPLOYEES - At June 2, 2006, the Company had 25 salaried employees and 62 full-time and part-time employees compensated on an hourly basis.

                  (13) WORKING CAPITAL ITEMS - At March 31, 2006, the Company had a negative working capital position of $1,675,896. See Item 6 herein.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 8

         At March 31, 2006, the Company's credit facilities consisted of:

                  THERMODYNETICS:
         (a) A $2,025,000 mortgage term note, payable in sixty equal monthly installments of $8,438 through January, 2007 bearing interest at an annual fixed rate of 7.65%; at March 31, 2006 the balance due was $1,594,688; at May 10, 2006 a principal payment of $625,000 was made against this mortgage note.

         (b) A $183,000 term note, payable in eighty-four equal monthly installments of $2,179 plus interest through November, 2012 bearing interest at the bank's prime rate plus one percent secured by all of the assets of the Company, except the Baker Hollow facility; this note arose as a consolidation of various loan obligations of Vulcan upon its closure; at March 31, 2006 the balance due was $169,926 and at May 10, 2006 the outstanding balance was $37,000.

         (c) The Company's Baker Hollow facility is subject to a $1,000,000 ten year mortgage from a financial institution due August 2011 with an interest rate of 6.9%. At March 31, 2006 the Company owed $937,697 under such mortgage. See Item 2 herein.

         (d) In May, 2005, two affiliated officer/directors and four unaffiliated investors loaned $150,000 and $300,000, respectively, $450,000 in the aggregate, to the Company through a private placement of securities consisting of promissory notes, and warrants; see Item 12(H). Such loans are evidenced by promissory notes bearing 10% interest, with payment terms as follows: (i) interest was payable monthly in arrears commencing on June 15, 2006; and (ii) seven (7) monthly payments of sixty-four thousand two hundred eighty-five 71/100 ($64,285.71) dollars of principal in the aggregate together with accrued and unpaid interest commencing June 15, 2007, and maturing on December 31, 2007. At March 31, 2006 an aggregate principal balance of $300,000 was outstanding and were fully paid May 10, 2006.

         The credit facilities lettered (a) and (b) of this subparagraph (13) are secured by substantially all assets of the Company, except the Baker Hollow facility; see paragraph (c) above and Item 2 herein. On May 10, 2006, the Company pledged $337,000 as cash collateral at its principal bank to provide additional security for the obligations lettered (a) and (b) above.

                  TURBOTEC:

         (e) A revolving line of credit with a maximum credit limit of $3,250,000; this revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula; at March 31, 2006 and at May 10, 2006 the Company owed $2,610,372 and zero dollars, respectively, under such line of credit; such line of credit remains open and available to Turbotec.

         (f) A $300,000 term note, payable in sixty equal monthly installments of $5,000 through March 31, 2010; at March 31, 2006 the principal balance due was $240,000.

         (g) A $700,000 term note, payable in sixty equal monthly installments of $11,667 through January, 2008; at March 31, 2006 the principle balance due was $50,564 and was paid in full on May 10, 2006.

         (h) A $548,329 term note, payable in sixty equal monthly installments through January 1, 2008; at March 31, 2006 the principle balance due was $104,983 and was paid in full on May 10, 2006.

         (i) A $281,015 term note, payable in sixty equal monthly installments of $5,000 through March 31, 2009; at March 31, 2006 the principal balance due was $170,063.

         The credit  facilities  lettered  (e) through (i) of this  subparagraph
         (13) bear interest at the bank's prime rate and at March 31, 2006 were secured by substantially all assets of the Company, except the Baker Hollow facility; see Item 2 herein. As of May 10, 2006, following the completion of the Placing on the London AIM Market, Thermodynetics was released from any obligations under such credit facilities, and
         Turbotec assumed sole responsibility under each of such credit facilities. The credit facilities lettered (g) and (h) of this paragraph were paid in full on May 10, 2006.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 9

                  VULCAN:

         (j) A $700,000 secured term note dated July 30, 2003 payable in 60 monthly installments of $11,667 commencing on September 1, 2003 with interest at a rate of prime (5.75% at March 31, 2006) plus 1%. The note had been secured by substantially all assets of the Company; at March 31, 2006 the principle balance was $97,656 and was paid in full on May 10, 2006.

         (k) A revolving line of credit with a maximum credit limit of $1,750,000; at March 31, 2006 the outstanding principle balance on this line of credit was $587,005 and was paid in full and closed on May 10, 2006.

         (l) A $1,847,580 equipment note dated July 25, 2003 to an institutional equipment financier. This note was payable in 60 monthly installments of $36,115 including principal and interest at 6.46% to March 31, 2009. This note had been secured by specific equipment; this note was declared in default on July 5, 2005, however all then remaining obligations under this note were satisfied in full on July 18, 2005.

         (m) A $400,000 note payable to the City of Sturgis, Michigan dated September 12, 2003. Interest only had been payable through September, 2004 with monthly principal payments equal to $5,749 plus interest at prime (5.757% at March 31, 2006) to September 12, 2010; this note was satisfied in full on July 18, 2005.

         (n) The Company has subordinated notes to the former selling-shareholders of Vulcan totaling $581,500. These notes are subordinated in priority to any and all defaults in commercial financing. All notes bear interest on the outstanding principal balance at a fixed interest rate of 6%. Interest is to be paid quarterly commencing March 31, 2006 until the notes are fully paid. The Company is reviewing and discussing certain rights of set-off and rights of indemnification against these notes, and believes it has actionable claims that exceed the entire outstanding balances of such notes.

         (o) The Company had repaid the non-subordinated notes to the former selling-shareholders of Vulcan in December 2005.

         (p) The Company guaranteed a $175,000 obligation of Vulcan to the major customer of Vulcan; the Company has agreed to pay $100,000 by June 30, 2006, thereafter ten equal monthly payments of $7,000 and a last payment of $5,000 at which time this obligation shall then be paid in full.

ITEM 2.           DESCRIPTION OF PROPERTIES

         The Company's executive offices and its Turbotec manufacturing operations are located at its approximately 55,000 square foot one story building (of which 40,000 sq. ft. was constructed in 1981 and a 15,000 sq. ft. addition was constructed in 2000) on a six acre site located at 651 Day Hill Road, Windsor, Connecticut. The Day Hill facility is a steel frame structure with polystyrene and stucco outer walls, has parking for approximately 115 cars and contains approximately 45,000 square feet of factory space and approximately 10,000 square feet of office space. The Day Hill facility is owned in fee simple and is subject to a mortgage. The Turbotec manufacturing equipment and machinery had served as additional collateral for the Company's credit facilities until May 10, 2006 at which time Thermodynetics was released from the equipment loans. See Item 1(b)(13) herein and Note 20 of Notes to Consolidated Financial Statements.

         The Company owns in fee simple a light manufacturing multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site. The Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block outer walls, has parking for approximately 95 cars and contains approximately 28,700 square feet of factory space.

           The Company, as lessor, and Turbotec, as the lessee, formalized its intercompany rental arrangements by entering into two formal triple net real estate leases dated April 25, 2006 and effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. Both of the leases commenced April 1, 2006, have a five-year term, with one extension option for three years, and a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property are equal to seven dollars per square foot in years one and two, escalating by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,791.67, escalating to $42,010.42 monthly in year ten, assuming both lease extensions are exercised. Rent charges with respect to the 50 Baker Hollow Road property are equal to $5.50 per square foot in year one, escalating

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 10

by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,791.67, escalating to $10,979.17 monthly in year ten, assuming both lease extensions are exercised.

         The Company is currently leasing approximately 11,500 square feet of the Baker Hollow facility to an unaffiliated third party with monthly rental of $4,792, triple net; that lease will expire in September 2010. See Item 1(b)(13),
Item 9(a-b) and Note 11 of Notes to Consolidated Financial Statements.

         The Company has reserved from the leases, and continues to use, its existing executive office space in the Day Hill facility, and additional office/storage space in the Baker Hollow facility.

         The Company's Vulcan subsidiary had leased a 32,500 square foot manufacturing facility at 1301 West Dresser Drive, Sturgis, Michigan pursuant to a lease dated December 1, 1994. Vulcan abandoned that lease and building in September, 2005 after it had ceased its operations and after the assets of Vulcan had been liquidated by the Company's bank.

         Turbotec's manufacturing equipment includes specially designed patented and proprietary machinery to enhance and coil metal tubing, as well as tools, dies and other nonproprietary machinery and equipment to perform normal fabrication functions. The Company had owned, through Vulcan, CNC multi-stacked tube benders, robotic plasma cutting systems, and additional tools, dies and other nonproprietary machinery and equipment until a majority of such equipment was sold to a customer of Vulcan in August 2005 with the remainder liquidated in September 2005 by the Company's bank. The Company believes its current facilities, and its Turbotec's machinery and equipment are in good condition, reasonable wear and tear excepted.

         The Company built the Day Hill facility and the Baker Hollow facility for projected operating needs, not for investment purposes.

ITEM 3.           LEGAL PROCEEDINGS

         There are no material legal proceedings known or threatened against the Company with the exception of Vulcan. There are a number of material legal proceedings and judgments obtained against Vulcan; however, substantially all of the assets of Vulcan had been sold to one customer of Vulcan in August 2005 with the remainder liquidated in September 2005 by the Company's bank; all proceeds of all sales were used to reduce the secured loan obligations owed to the Company's bank. Thermodynetics and its other subsidiaries have been advised by their attorneys that they, with the exception of Vulcan, do not, and did not, have, any liability with respect to the existing judgments and filed legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the securities holders of the Company during the fourth quarter of the fiscal year for which this report is filed.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

REVERSE STOCK SPLIT

      In November 2004, the shareholders at their 2004 annual meeting, approved a 1-for-5 reverse stock split, that became effective April 18, 2005, in which shareholders received one share of common stock in exchange for each five shares of common stock outstanding on the record date; any fractional shares were rounded-up. Unless otherwise noted, share amounts and per share amounts (including exercise or conversion prices of options, warrants or convertible securities) in this Annual Report have been adjusted to reflect the impact of the reverse stock split.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 11

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's Common Stock is quoted and traded in the over-the-counter market on the non-NASDAQ OTC Bulletin Board system under the symbol "TDYT" after the Company's 1-for-5 reverse split effective April 18, 2005, and had been quoted under the symbol "TDYN" prior to the reverse split. The following table indicates high and low bid and asked quotations, without adjustment for the reverse split prior to March 31, 2005 and adjusted for the reverse split after April 18, 2005, for the Company's Common Stock for the periods indicated based upon information compiled by the Pink Sheets LLC and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and may not represent actual transactions.

                                            Bid Prices            Asked Prices
                                            ----------            ------------
        Quarter Ended                    High         Low        High       Low
        -------------                    ----         ---        ----       ---

        March 31, 2006                  $2.25       $0.30       $2.60     $1.25
        December 31, 2005                1.25        0.75        2.00      1.05
        September 30, 2005               1.20        0.25        1.50      0.70
        June 30, 2005                    2.25        0.50        5.00      1.30
        (After a 1 for 5 reverse split)

        March 31, 2005                  $0.43       $0.34       $0.48     $0.38
        December 31, 2004                0.42        0.265       0.48      0.31
        September 30, 2004               0.45        0.29        0.48      0.32
        June 30, 2004                    0.33        0.27        0.38      0.31


         (b) At March 31, 2006, the number of holders of the Company's Common Stock was 2,284 (based upon the number of record holders).

         (c) The Company has not paid any dividends on the Common Stock since inception and does not expect to pay any dividends in the foreseeable future. The Company agreed with its principal bank that it shall not pay any dividends which in the aggregate exceed fifty (50%) percent of the Company's net earnings which are in excess of $75,000.

         (d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The following table sets forth as of the end of the most recently ended fiscal year, compensation plans under which equity securities of the Company are authorized for issuance:

--------------------------------------------------------------------------------------------------------------------
                               (a) Number of securities     (b) Weighted - average      (c)  Number  of  securities
                               to be  issued  upon exercise exercise price of           remaining  available for
                               of outstanding options,      outstanding options,        future issuance under
Plan Category                  warrants and rights          warrants and rights         equity  compensation  plans
                                                                                        (excluding  securities
                                                                                        reflected in column (a))
--------------------------------------------------------------------------------------------------------------------
Equity    Compensation   Plans
Approved by Shareholders:                    0                              0                    195,000

--------------------------------------------------------------------------------------------------------------------
Equity  Compensation Plans Not
Approved by Shareholders:                    0                              0                          0
--------------------------------------------------------------------------------------------------------------------

Total                                        0                              0                    195,000
--------------------------------------------------------------------------------------------------------------------

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 12

         (e) RECENT SALES OF UNREGISTERED SECURITIES - The Company has not made any recent sales of any unregistered securities, excluding shares under the Company's 401(k) plan, within the past fiscal year, EXCEPT that: (I) Two affiliated officer/directors and four unaffiliated investors purchased 10% promissory notes in the aggregate amount of $450,000, as well as warrants to purchase common stock on May 10, 2005, whereby $150,000 and $300,000, respectively, $450,000 in the aggregate, was borrowed by the Company. The warrants are exercisable to purchase common stock at an exercise price of $1.40 per share reflecting the 5:1 reverse stock split of April 2005. The warrants expire June 30, 2008, and provide for the purchase of 225,000 shares of common stock in the aggregate. The exemption from the registration requirements of
Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under Rule 506 of Regulation D as promulgated under ss.4(2) of the Act. See also Items 10(m), and 12. (II) A total of 6,000 shares of common stock were issued on February 7, 2006 as stock bonus awards. The shares were valued at $0.67 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. See also Items 5(d), 10(e), 10(l), and 12. (III) A total of 6,000 shares of common stock were issued on March 23, 2006 as stock bonus awards. The shares were valued at $0.38 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act. See also Items 5(d), 10(e), 10(l), and 12. (IV) A total of 31,579 shares of common stock were issued on May 8, 2006 as stock compensation. The shares were valued at $0.95 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was the issuance of securities not involving a public offering under ss.4(2) of the Act, and Regulation S under the Act. See also Items 10 and 12.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

         2006 COMPARED TO 2005

         Net sales from continuing operations for the year ended March 31, 2006 increased by $3,100,000, or 20% over the prior year. Current year sales totaled $18,750,000 compared to $15,651,000 recorded in 2005.

         The Company formerly operated in two business segments, heat transfer products and automotive products. A major storm in Lower Michigan in early June 2005 caused a multi week disruption to operations that severely impacted the ability of the automotive products segment to meet its manufacturing commitments. The revenue shortfall eventually led to the closure and discontinuance of those operations (Vulcan Industries, Inc.) and the liquidation of all of Vulcan's assets. The resultant proceeds of the disposition of the assets were paid to the bank as secured lender. As of December 1, 2005 all operating assets of Vulcan had been liquidated. The Company and the bank have restructured the terms under which the balance of the secured debt obligations are to be repaid. This subsidiary has been reflected as a discontinued operation for the current period and all prior periods presented. The Company now operates in only one business segment, heat transfer products.

         Significant risk factors and economic considerations associated with heat transfer products include, but are not limited to, seasonality of purchasing and building cycles, the cost of energy, incentives provided by manufacturers, marketers and municipalities to encourage the use of more efficient equipment, interest rate changes that may stimulate or depress demand, the cost and availability of materials used in manufacturing processes, and regulatory directives relating to energy consumption, conservation and the environment.

         The increase in net sales from continuing operations is due largely to the continued strong performance in the domestic housing market and marine air conditioning applications. The Company's marketing of heat exchangers containing high efficiency special purpose enhanced surface titanium tubing met with strong demand as this product is heavily utilized by the swimming pool and spa heat pump market, an industry that also exhibited significant growth in FY2006.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 13

         Cost of sales aggregated 76% for the current year compared to 73% percent in the prior year. The cost of metals, principally copper, copper alloys, nickel and titanium has risen sharply to their highest levels in the past six years and it is uncertain when the market will experience significant material cost relief or stabilize. Copper, in particular, has exhibited both significant cost increases as well as major price fluctuations over relatively short time spans. Although the effects of metal cost changes are shared with customers, the impact is a net reduction of gross margin, as reflected in the 3% increase in cost of sales. Further, the pass through of a portion of material price increases is a "catch up" process as pricing is periodically adjusted as the market price of the metal portion of our products change. Aggregate manufacturing overhead expenses were generally in line with the increased production requirements in the current year, however the Company did incur additional increases in employee benefit expenses and facility occupancy expenses such as property taxes and utility costs.

         The Company has qualified for and is currently ISO 9001:2001 certified and is also implementing programs to improve its operations through a lean manufacturing and six sigma quality initiative.

         Selling, general and administrative expenses increased by $301,000 over the prior year. Personnel were added in sales, marketing, customer service and engineering in fiscal 2006 to support the additional sales base, to identify new markets and to assist in the development of future products. The Company plans on further additions to its marketing and engineering staff in fiscal 2007 to continue and expand its engineering research and development programs and to provide support to new products and markets. Interest expense decreased in fiscal 2006 from the prior year as the significant increase in sales created higher levels of gross profit (on an absolute basis) and pre tax income from continuing operations was also higher. The increase in revolving debt and notes payable in the current year is attributable to cash advances made to, and outside funds raised by, the Company for its Vulcan subsidiary during the year.

         As Vulcan is classified as a discontinued operation, the losses from operations of that company were $2,438,000 and $4,259,000 in fiscal years 2006 and 2005, respectively. Included in the loss in the current year is a loss on disposal of assets of $1,025,000. Federal income tax benefits of $384,000 and $1,197,000 were recorded in fiscal 2005 and 2006, respectively, relating to the cessation of operations at Vulcan.

         2005 COMPARED TO 2004

EVENTS SUBSEQUENT TO MARCH 31, 2005 THROUGH JULY 27, 2005

           On July 11, 2005 and July 21, 2005 the Company filed reports on Form 8-K which reports are incorporated herein. In addition and supplemental to such events, the Company reported:

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 14

           The asset sale severely reduced Vulcan's revenues, but also removed a significant amount of debt from the Company's balance sheet. Further, if the customer does not continue to fund certain operations of Vulcan, Vulcan's ability to operate afterwards may not be economically feasible. Therefore, the long-term viability of Vulcan was then highly uncertain.

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


         YEAR ENDED MARCH 31, 2005 COMPARED TO 2004

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 15

during the current year. This program is scheduled to run for at least five years; the parts will be used in a variety of trucks and sport utility vehicles. In order to support the new business received since the acquisition, personnel were added in production, technical and quality control areas.

         Cost of sales to produce heat transfer products increased from 72% of net sales in fiscal 2004 to 74% in the current year. The cost of metals (principally steel, copper, stainless steel and nickel) has risen sharply during the current year to their highest levels in the past six years. Although the effects of these cost increases are shared with customers, the impact is a net reduction of gross margin. The cost of these metals has continued to increase and it is uncertain when the market will experience cost relief or stability. Manufacturing overhead expenses largely remained flat between the years as higher labor rates were largely offset by improvements in efficiency and productivity resulting from the current overall product mix. The automotive products manufacturing costs were significantly impacted by startup costs of $1.2 million associated with the development of the multi year program to supply exhaust systems to a major Tier I automotive supplier. Costs directly associated with the start up of this program, aggregating $1.193 million, were charged to operations during the year. In addition, the introduction of this program into the operation created other inefficiencies during the development and pre-production stages resulting in an overall negative gross profit margin of 19% in fiscal 2005. Gross margin for this segment for the prior year period was 8% in the period from August 2003 through March 2004. The Company's automotive related applications have large volume requirements with higher direct costs as a percentage of selling price than the Company's heat transfer products. On a consolidated basis, gross margin decreased from 25% in 2004 to 11% in fiscal 2005. Excluding the impact of the write-off of start up expenses of the automotive segment, gross margin for fiscal 2005 was 15%, reflecting the increase in shipments related to automotive applications.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 16

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

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Accounting Principles Board ("APB") Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for nonmonetary transaction, unless the exchange lacks commercial substance. The effective date for SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company adopted SFAS No. 153 in fiscal year 2006 and there was no significant impact on the Company's consolidated financial statements.

         LIQUIDITY AND CAPITAL RESOURCES

         At  March  31,  2006  consolidated   working  capital  was  a  negative
$1,676,000 compared to a positive $974,000 at March 31, 2005. The negative working capital is attributable to cash advances made to and outside funds raised by the Company for its Vulcan subsidiary during the past year. Aggregate debt attributable to continuing operations at March 31, 2006 was $3,278,000 as compared to $3,614,000 at March 31, 2005. Of these amounts, long-term debt was $2,830,000 and $2,776,000, respectively.

         As of May 8, 2006 the Company sold approximately 43.68% of its Turbotec Products, Inc. subsidiary in a public offering of securities through the AIM Market of The London Stock Exchange. The gross proceeds from the sale was approximately $8,800,000, before fees and other costs of approximately $1.8 million. Approximately $4,334,000 of the net proceeds was used to satisfy various debt obligations of the Company and its subsidiaries, including certain Vulcan related debt. The balance outstanding on the revolving term loan was repaid and prepayments of principal were made against other term debt, pursuant to an agreement between the Company and its primary lender. The balance of the proceeds were reserved for capital expenditures, research and development and working capital purposes.

           An agreement between the Company and its Turbotec subsidiary, executed concurrently with the stock sale, contains provisions regarding an annual administration fee, restrictions on related party transactions, restrictions on appointments to the Board of the subsidiary and mutual confidentiality and reporting undertakings. Further, the Company and Turbotec entered into certain lease agreements for real property owed by the Company and occupied by Turbotec. The Company, certain of its subsidiaries, and their bank, also entered into certain loan modification agreements and assignment agreements to provide for the separation of the credit facilities between the Company and Turbotec and the release of certain cross collateral guarantees.

         Capital expenditures aggregated $352,000 for the year ended March 2006 compared to $457,000 in the same period of the prior year. The expenditures for the current year were funded from the revolving line of credit thereby further increasing the company's short-term debt load. These expenditures were included in the line balance that was repaid in conjunction with the stock offering.

         After completion of the above actions the Company's access to credit is expected to be adequate in the coming year as increased revenues from continuing operations coupled with operating efficiencies at its Turbotec subsidiary are projected to create sufficient availability in the revolving line of credit.

         Increases in operating costs continue to play a more significant role in the Company's day-to-day operations as competitive pricing pressures have restricted, principally, Turbotec's ability to fully recover all added expenses.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 17

However, during the latter stages of the fiscal year and continuing into the early months of fiscal 2007, both raw material adjustments and price increases had been instituted. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions during the 2007 fiscal year. The Company has embarked on a training program to integrate the principles of lean manufacturing and six sigma quality measurements to improve both its efficiencies and product quality over the coming months. The regional labor markets for qualified skilled and semi-skilled employees is weak and a shortage of experienced technical support and engineering staff is expected to continue for the foreseeable future. Employment related costs continue to escalate and the impact on future periods is unknown at this time although the Company is continually exploring opportunities to reduce these expenses.

         CONSIDERATIONS REGARDING FORWARD-LOOKING DISCLOSURES.

         This report contains certain forward-looking statements regarding the Company, the PLC, and Turbotec, and their respective business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may effect such forward-looking statements include, without limitation: the ability to successfully and timely develop and finance new projects, the impact of competition on revenues, and changes in unit prices, supply and demand for Turbotec's tubing products especially in applications serving the automotive, commercial, industrial and residential construction industries.


         When used words such as "believes", "anticipates", "expects", "continue", "may", "plan", "predict", "should", "will", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company, the PLC, and Turbotec undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect their respective businesses.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 18

ITEM 8.B.         OTHER INFORMATION

         See Item 1.(a) "REORGANIZATION AND LONDON IPO AND SHARE SALE", "VULCAN INDUSTRIES", and "REVERSE STOCK SPLIT"; and Item 6.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a)-(b) At May 10, 2006 the executive officers and directors of the Company were:

------------------------------------------------------------------------------------------------
                                                                               Officer or
Name                      Born      Position                                   Director Since
------------------------------------------------------------------------------------------------
THERMODYNETICS:
------------------------------------------------------------------------------------------------
John F. Ferraro           1934      Chairman of the Board, Treasurer, Chief    1979
                                    Financial Officer, and Secretary
------------------------------------------------------------------------------------------------
Robert A. Lerman          1935      President, Chief Executive Officer and     1979
                                    Director
------------------------------------------------------------------------------------------------
John J. Hughes            1926      Director                                   2003
------------------------------------------------------------------------------------------------
Fred H. Samuelson         1931      Director                                   2003
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
TURBOTEC PRODUCTS, INC.:
------------------------------------------------------------------------------------------------
Sunil Raina               1955      President and Director                     2006
------------------------------------------------------------------------------------------------
Robert I. Lieberman       1954      Treasurer and Finance Director             1986
------------------------------------------------------------------------------------------------
Anthony C. Mirabella      1940      Director                                   1985
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------

         The directors are each elected to one year terms. The term of each director and officer expires when his successor is elected and qualified.

         The following is a brief account of the business experience of each director and executive officer of the Company during the past five years.

                  JOHN F. FERRARO holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962). In 1979, Mr. Ferraro was elected Secretary and a Director of the Company. In 2006 as a part of the reorganization in connection with the London IPO and stock sale, Mr. Ferraro was elected Treasurer and Chief Financial Officer of the Company. Since 1981, Mr. Ferraro has been Chairman of the Board of the Company. In 1997, Mr. Ferraro became Secretary and a Director of Pioneer Ventures Corp. ("PVC") and a manager of Ventures Management Partners LLC ("VMP"), the general partner of a partnership formed for the purpose of providing venture capital financing to other companies. Mr. Ferraro was appointed a Director of Initio, Inc. in 2003. See Item "Certain Transactions".

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 19

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

         OFFICERS AND DIRECTORS OF TURBOTEC:

                  SUNIL RAINA holds the degrees of Bachelor of Science in Mechanical Engineering from the University of Delhi (1977), and Master of Science in Mechanical Engineering from the University of Akron (1981). Mr. Raina joined Turbotec in 1983 and was appointed General Manager in 1995. In 2006, as a part of the reorganization in connection with the London IPO and stock sale, Mr. Raina was elected managing director of the PLC, and President and a director of Turbotec.

                  ROBERT I. LIEBERMAN is a certified public accountant. Mr. Lieberman joined the Company in 1986, and in 1992 was elected Treasurer. In 2006 as a part of the reorganization in connection with the London IPO and stock sale, Mr. Lieberman resigned as Treasurer and Chief Financial Officer of the Company, and was elected finance director of the PLC and a director of Turbotec. He holds the degree of Bachelor of Science in Accounting and Business Administration from the State University of New York (1975).

                  ANTHONY C. MIRABELLA holds the degrees of Bachelor of Mechanical Engineering, Stevens Institute of Technology (1962) and Master in Business Administration, Western New England College (1969). He was elected a Director of the Company in 1985. In 2006 as a part of the reorganization in connection with the London IPO and stock sale, Mr. Mirabella resigned as a director of the Company, and was elected a director of the PLC and a director of Turbotec. Mr. Mirabella was employed by Connecticut Natural Gas Corporation from 1971 to 2000, and last served as a Senior Vice President of said concern, responsible for the Energy Network, Inc. and its district heating and cooling operations. Mr. Mirabella, since 2003, has been providing engineering consulting services to the district heating and cooling industry in Nashville, Tennessee.


         (c)      FAMILY RELATIONSHIPS BETWEEN DIRECTORS AND OFFICERS - None.

         (d) LEGAL PROCEEDINGS OF DIRECTORS OR OFFICERS. The Company knows of no legal proceedings pending or threatened or judgments entered against any director, director nominee, or officer of the Company.

         (e)      AUDIT COMMITTEE FINANCIAL EXPERT.


         During fiscal 2006 the Company did not have a financial expert serving on the audit committee, however, in 2005, the audit committee selected Mr. David Federman as a financial expert consultant. Mr. Federman is independent and meets the requirements to qualify as a financial expert; Mr. Federman serves as a consultant and is not a member of the committee.

         (f)      COMMITTEES.

         AUDIT COMMITTEE. The Audit Committee, consists of John J. Hughes, and Fred H. Samuelson, both of whom are independent members of the Board of Directors. The Audit Committee has the responsibility to ascertain that the Company's financial statements reflect fairly the financial condition and operating results of the Company and to appraise the accounting and operating controls. The audit committee is to (i) serve as an independent and objective

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 20

party to monitor the Company's financial reporting process and internal control system, (ii) review and appraise the audit efforts of the Company's independent accountants, (iii) review and confirm the Company's financial statements contained in filings with the SEC, (iv) review and confirm matters relating to the examination of the Company by its independent auditors, (v) review the use and security of the Company's liquid assets through the review of the Treasurer's function, (vi) reassess its charter annually and recommend any proposed changes to the Board for approval, and (vii) recommend the appointment of independent accountants to the Board of Directors for its consideration and approval. The Audit Committee held one (1) meeting during fiscal 2006. The responsibilities of the Audit Committee are outlined in a written charter, which is included as Exhibit 99.a to this report.

      COMPENSATION COMMITTEE: The Compensation Committee was formed in fiscal 2005 and currently consists of Messrs. John J. Hughes, and Fred H. Samuelson. The principal responsibilities of the Compensation Committee are (i) to make recommendations with respect to executive officer and senior management compensation and incentive compensation programs; (ii) subject to limitations set forth in the plans, to administer the Company's stock option plans including the issuance of stock in connection with the Company's incentive bonus plans; and (iii) to review management development and succession programs. The Compensation Committee was formed in 2004 and held two (2) meetings during fiscal year ended March 31, 2006. The Compensation Committee's charter is included as Exhibit 99.b to this report.

      NOMINATING/CORPORATE GOVERNANCE COMMITTEE: The Nominating/Corporate Governance Committee currently consists of the full board of directors. The principal responsibilities of the Nominating/Corporate Governance committee are
(i) to make recommendations on the size and composition of the Board, (ii) to establish criteria for Board membership and review and recommend potential candidates to the full Board of Directors, and (iii) to develop and recommend corporate governance principles. The Nominating/Corporate Governance committee was formed in 2004 and held no meetings as a part of a regular board meeting during fiscal year ended March 31, 2006 to discuss and establish corporate governance principles. The Committee has not considered new nominees to the board of directors as a majority of the board had been independent prior to May 8, 2006, and due to the relative size of the board as compared to the Company; the Committee may consider seeking at least one new board nominee this fiscal year. The principles for seeking new nominees or filling vacancies on the board are outlined in the charter to the Committee is included as Exhibit 99.c to this report.

      While the Board of  Directors  has  delegated  the  selection  and initial
evaluation  of  potential  directors  to  the  Nominating/Corporate   Governance
Committee, the Board retains final approval of all nominations.

      ATTENDANCE AT MEETINGS

      During FY-2006, the Board of Directors held six (6) meetings. All members of the Board of Directors in FY-2006 attended at least 75% of the aggregate number of meetings of the Board of Directors and the Committees of which they were members.

      Directors are expected to attend the Annual Meeting of Shareholders. However, the Board of Directors recognizes that circumstances may occasionally preclude attendance by all directors. All of the Company's directors attended the Company's annual meeting for fiscal 2006.

      AUDIT COMMITTEE REPORT

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 21

management present, to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.

      In fulfilling its oversight responsibilities, the Audit Committee reviewed with management the audited financial statements, included in the Annual Report on Form 10-Ksb for the fiscal year ended March 31, 2006, including a discussion of the acceptability and quality of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements.

      The  Audit  Committee  reviewed  with the  independent  auditors,  who are primarily responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the acceptability and quality of the Company's accounting principles and such other matters as are required to be discussed with the Audit Committee under U.S. generally accepted auditing standards and PCAOB Standards. The Audit Committee has discussed with the independent auditors their independence from management and the Company (including the matters in the written disclosures required by the Public Company Accounting Oversight Board) and considered the compatibility of non-audit services with the auditors' independence.

      In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board approved) that the audited financial statements be included in the Annual Report on Form 10-Ksb for the fiscal year ended March 31, 2006 for filing with the SEC. The Audit Committee and the Board of Directors had recommended, prior to fiscal year end, the selection of Mahoney Sabol & Co., LLP as the Company's independent auditors for FY-2006.

Submitted by the following Members of the Audit Committee on June 9, 2006:
         AUDIT COMMITTEE:  John J. Hughes, and Fred H. Samuelson

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on a review of the forms submitted to the Company during and with respect to the most recent fiscal year, the Company is not aware that any report required by ss.16(a) of the Securities Exchange Act of 1934 ("EXCHANGE ACT") to be filed by any director, officer or principal shareholder that was not filed on a timely basis.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 22

                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term Compensation
                                            Annual               ----------------------------------------------
                                         Compensation                   Awards        Payouts      Other
                                      -------------------------------------------------------------------------
                                                                                                       Company
                                                      Other          Stock        Options/   LTIP      401(k)
Name/Position          Fiscal Year    Salary/Bonus    Compensation   Awards       SARS       Payouts   Contrib.
-------------          -----------    ------------    ------------   ------       ----       -------   --------
THERMODYNETICS
ROBERT A. LERMAN(1)       2006         $313,876         $3,629           $0          0 shs      $0     $3,846
President, CEO            2005         $244,919(2)      $3,629          $ 0          0 shs      $0     $2,367
& Director                2004         $292,212         $4,036       $60,300         0 shs      $0     $2,855

JOHN F. FERRARO (1)       2006         $263,733         $2,880           $0          0 shs      $0     $1,191
Chairman of the Board,    2005         $242,919 (2)     $2,880           $0          0 shs      $0       $796
Treasurer and CFO,        2004         $212,317         $2,880       $1,750          0 shs      $0     $1,077
Secretary & Director

TURBOTEC
SUNIL RAINA (3)           2006         $168,871           $826           $0          0 shs      $0     $1,282
President & Director      2005         $155,534           $821           $0          0 shs      $0       $384
of Turbotec               2004         $120,254           $817           $0          0 shs      $0       $491

ROBERT I. LIEBERMAN(4)    2006         $177,712         $7,296           $0          0 shs      $0         $0
Treasurer & CFO           2005         $171,482         $6,106       $5,363          0 shs      $0         $0
of Turbotec               2004         $159,365         $7,731       $6,481          0 shs      $0         $0

----------------------------------------------------

       (1) Messrs. Lerman and Ferraro each entered into five-year employment contracts with the Company effective April 1, 2004. Each employment contract provides for a basic annual salary of $180,000 with an annual increase at April 1st of each year based on increases in the Consumer Price Index for all Urban Consumers for the New York, New Jersey, and Connecticut Region. Effective June 1, 2006, the board increased Mr. Lerman's base annual salary to $250,000. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $65,000 annual expense reimbursement of additional insurance of each employee's selection. In addition, each employment contract contained a provision providing that in the event of disability, the employee will receive disability payments equal to the annual salary of the employee for five years (with proportional reductions in the event of partial disability); and $6,500 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for five years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of termination compensation which would otherwise be due. Further, the employee may opt to terminate the employment contract and shall be paid a lump-sum equal to 12 months' basic salary.

       (2) In 2006, 2005, and 2004, Mr. Lerman received cash bonuses of $76,629, $65,000, and $110,000, respectively. In 2006, 2005, and
              2004, Mr. Ferraro received cash bonuses of $76,088, $63,000, and $35,000, respectively.

       (3) Mr. Raina had been vice president and general manager of Turbotec since 1995. In 2006 as a part of the reorganization in connection with the London IPO and stock sale, Mr. Raina was elected managing director of the PLC, and President and a director of Turbotec; his prior employment contract has been replaced with a one-year contract with Turbotec. All compensation information for Mr. Raina for fiscal years 2004, 2005 and 2006 reflect compensation received as an employee at Turbotec.

       (4) Mr. Lieberman had been compensated under a five year employment contract with the Company's primary operating subsidiary effective April 1, 1996 which had then been renewed on a year-to-year basis. In 2006 as a part of the reorganization from the London IPO and stock sale, Mr. Lieberman resigned as Treasurer and Chief Financial Officer of the Company, and was elected finance director of the PLC and a director of Turbotec therefore such contract has been replaced with a one-year contract with Turbotec.

         (b) REMUNERATION - (i) For the fiscal year ending March 31, 2007, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $400,000 to all officers as a group (two persons) of which Mr. Lerman will be paid approximately $250,000, Mr. Ferraro will be paid approximately $150,000. (ii) For the fiscal year ending March 31, 2007, the PLC's subsidiary anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $370,000 to all officers as a group (two persons) of which Mr. Raina will be paid approximately $190,000, Mr. Lieberman will be paid approximately $180,000.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 23

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

         At June 10, 2006 no ISOs under the 2002 ISO Plan were outstanding. No options under the 2002 ISO Plan were granted in fiscal year ended March 31, 2006. The 2002 ISO Plan will expire on July 31, 2012.

                  2002 NON-QUALIFIED STOCK INCENTIVE PLAN - On October 22, 2002, the Company's stockholders approved the adoption of the Company's 2002 Non-Qualified Stock Incentive Plan ("2002 NQ PLAN") reserving 500,000 shares (100,000 shares on a post-split basis) of the Company's Common Stock for issuance pursuant to the 2002 NQ Plan in the form of stock options, stock bonus, or stock appreciation rights ("SAR"). The purchase price for the exercise of shares subject to any option shall not be less than 33.33% of the fair market value ("FMV") of the shares of common stock of the Company on the effective date of the option and in no event shall be less than the par value of the common stock; the value of the shares subject to any bonus shall be equal in value to a fixed dollar amount and such value shall not be less than 33.33% of the FMV of the shares of common stock of the Company on the effective date of the bonus and in no event shall be less than the par value of the common stock; the value of an SAR award of stock is equal to or less than (as the Board may determine) the excess of the FMV of one share of stock on the date of the exercise of the SAR less the FMV of one share of stock on the effective date of the award, the result of which is multiplied by the number of shares with respect to which the SAR shall have been exercised.

         No stock incentives were issued under the 2002 NQ Plan in fiscal year ended March 31, 2006. The 2002 NQ Plan will expire on December 31, 2012.

         (d) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUES - No options were exercised during fiscal year ended March 31, 2006 to purchase common stock of the Company. No options are currently outstanding. The aggregated option exercise values at fiscal year-end held by the executive officers equals zero.

         (e)      STOCK BONUSES
         JANUARY 14, 2004 STOCK BONUSES - On October 30, 2003 the Company's Board of Directors approved the award of an aggregate of 100,000 (20,000 post-split) shares ("JAN-04 STOCK BONUS") effective January 14, 2004. The bonuses were valued at a price per share of $0.0667 which equaled one-third of the closing price in the over-the-counter market on October 30, 2003. Of the total 100,000 shares, the then three independent directors and one officer/director of the Company were issued 25,000 shares each. See also Item 5(d), Item 5(e), 10(l) and Item 12.

         FEBRUARY 20, 2004 STOCK BONUSES - On October 30, 2003 the Company's Board of Directors approved the award of an aggregate of 1,050,000 (210,000 post-split) shares ("FEB-04 STOCK BONUS") effective February 20, 2004. The bonuses were valued at a price per share of $0.0667 which equaled one-third of the closing price in the over-the-counter market on the valuation date of October 31, 2003. Of the total 1,050,000 shares, one officer/director and one officer of the Company were issued 900,000 shares and 150,000 shares respectively. Such shares vested in full July 31, 2005. See also Item 5(d), Item 5(e), 10(l) and Item 12.

         FEB-2006 STOCK BONUSES - On November 14, 2005 the Company's Board of Directors approved the award of an aggregate of 6,000 post-split shares ("FEB-06 STOCK BONUS") effective February 7, 2006. The bonuses were valued at a price per share of $0.38 which equaled one-third of the closing price in the over-the-counter market on November 14, 2005. Of the total 6,000 shares, the three independent directors of the Company were issued 2,000 shares each. See also Item 5(d), Item 5(e), 10(l) and Item 12.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 24

         MARCH-2006 STOCK BONUSES - On November 9, 2004 and November 14, 2005 the Company's Board of Directors approved the award of an aggregate of 30,000 (6,000 post-split) shares ("MAR-06 STOCK BONUS") effective March 23, 2006. The bonuses were valued at a price per share of $0.67 which equaled one-third of the closing price in the over-the-counter market on November 9, 2004. Of the total 6,000 shares, the three independent directors of the Company were issued 2,000 shares each. See also Item 5(d), Item 5(e), 10(l) and Item 12.

         The compensation values of the stock bonuses received by the named executive officers and directors of the Company during the last three fiscal years are reflected in the Summary Compensation Table at the column labeled "Restricted Stock Awards" at Item 10(a) hereof.

         (f) OPTION GRANTS IN LAST FISCAL YEAR. No options were granted in the last fiscal year.

         (g) DIRECTORS' FEES - During the fiscal year ended March 31, 2006, aggregate directors' fees of $25,750 and stock bonus awards of 12,000 shares valued at an aggregate of $6,300, were paid to the Company's then three independent directors who are not officers or employees. It is anticipated that the two current independent directors will be paid an aggregate of approximately $18,000 in directors' fees in the fiscal year ending March 31, 2007.

         (h) EMPLOYEE RETIREMENT SAVINGS PLAN - The Company made its matching contributions to the Thermodynetics, Inc. 401(k) Retirement Savings Plan (the "401(k) PLAN") for the plan year ending December 31, 2005 equal to 25,000 post-split shares of the Company's common stock, on the condition that the value of such grant does not exceed $50,000 at a one-third valuation of the market price. See Note 18 of Notes to Consolidated Financial Statements. The assets of the 401(k) Plan are held in trust for the exclusive benefit of the participants by the trustees of the Plan, Messrs. Hughes, Samuelson, and Lerman as the trustees. The Company has not yet determined its matching contributions to the 401(k) Plan for the plan year ending December 31, 2006.

         The compensation value of the 401(k) participation received by the below listed officers and directors is reflected in the Summary Compensation Table at the column labeled "Company 401(k) Contribution" at Item 10(a) hereof. The following table sets forth the number of shares of Common Stock contributed to the below referenced persons or groups of persons during the 401(k) Plan year ended December 31, 2005, Column (1), and for all years from inception of the Plan through Plan year ended December 31, 2005, Column (2). All amounts are reflected on a post-reverse-split (April 18, 2005) basis at June 2, 2006.


                                             Shares Contributed by the Company
   Name                                      and Held in Trust Under 401(k) Plan
   ----                                      -----------------------------------
   Officers and Directors                    Column (1)           Column (2)
   ----------------------                    ----------           ----------
                                                                  (Aggregate)
       THERMODYNETICS
   Robert A. Lerman(z)                         3,077                45,289
   John F. Ferraro                               953                24,007
   John J. Hughes(z)                              -0-                   -0-
   Fred H. Samuelson(z)                           -0-                   -0-
   TURBOTEC
   Sunil Raina                                 3,077                43,052
   Robert I. Lieberman(y)                         -0-                3,388

   All officers and directors as a group(z)    7,107               115,736
       (6 persons)

   Total Matching Contribution                25,000               401,551
   to all employees
   (98 persons)

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 25

--------------------------------------

                  (z) Trustees of the 401(k) Plan. Excludes the aggregate shares held in trust by the trustees of the 401(k) Plan for all participating employees.

                  (y) In 2006 as a part of the reorganization from the London IPO and stock sale, Mr. Lieberman resigned as Treasurer and Chief Financial Officer of the Company, and was elected finance director of the PLC and a director of Turbotec.


         (i) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION - The Company's Compensation Committee currently consists of Messrs. John J. Hughes, and Fred H. Samuelson. No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee holds more than 5% of the outstanding and issued shares of the Company's common stock. See Footnotes (1) and (3) to Summary Compensation Table in Item 10(a) hereof. The executive officers of the Company serve in a variety of executive capacities and as directors for other corporations as described in Item 9 hereof. No activities performed by any executive officer of the Company for any corporation or entity, other than the Company, were related to or were a factor in determining the compensation of the officers and directors of the Company.

         (j) OTHER PLANS AND EMPLOYMENT CONTRACTS - The Company does not have any other pension or similar plan. See Item 10(a) footnotes (1) and (3) herein as to the Company's employment contracts with Messrs. Lerman and Ferraro, and employment contracts with the PLC and Messrs. Raina and Lieberman, which provide for the terms of their compensation and disability and termination payment provisions.

         (k) PRIVATE PLACEMENT - Two affiliated officer/directors and four unaffiliated investors purchased 10% promissory notes in the aggregate amount of $450,000, as well as warrants to purchase common stock on May 10, 2005, whereby $150,000 and $300,000, respectively, $450,000 in the aggregate, was borrowed by the Company. All of such loans were repaid in full in accordance with their terms in May, 2006. See Items 5(e) and 12.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of June 2, 2006, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director, by each officer and by all officers and directors of the Company as a group. The shares underlying the ISOs held by one officer which are presently exercisable are deemed beneficially owned. All amounts are reflected on a post-reverse-split (April 18, 2005) basis.

      Name and Address(1)          Amount and Nature           Percent of
      of Beneficial Owner          of Beneficial Ownership     Class Owned
      -------------------          -----------------------     -----------

      THERMODYNETICS
      DIRECTORS AND OFFICERS

      Robert A. Lerman             1,082,556    shs (2)            26.9%
      John F. Ferraro                818,989    shs (3)            20.3%
      John J. Hughes                  14,000    shs                 0.3%
      Fred H. Samuelson               14,000    shs                 0.3%

      TURBOTEC
      DIRECTORS AND OFFICERS

      Sunil Raina                     10,315    shs (4)             0.3%
      Robert I. Lieberman             55,548    shs (5)             1.4%
      Anthony C. Mirabella            62,358    shs (6)             1.5%

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 26

      All officers and             2,057,776    shs (7)            51.1%
      directors as a group
      (seven persons)

      OTHER 5% SHAREHOLDERS
      Thermodynetics, Inc. 401(k)    401,551    shs (8)             9.9%
      Retirement Savings Plan

----------------------------------------

         (1) The address of all officers and directors is c/o the Company, 651 Day Hill Road, Windsor, CT 06095.

         (2) Includes 45,289 shares held for Mr. Lerman in trust under the Company's 401(k) Plan; includes 48,905 shares held by the spouse of Mr. Lerman; excludes the aggregate 401,551 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

         (3) Includes 24,007 shares held for Mr. Ferraro in trust under the Company's 401(k) Plan.

         (4) On May 8, 2006 as part of the reorganization due to the London stock offering Mr. Raina was appointed managing director of the PLC, and president and a director of Turbotec. Includes 43,052 shares held in trust under the Company's 401(k) Plan.

         (5) Voluntarily resigned as Treasurer and Chief Financial Officer of the Company May, 2006 as part of the reorganization due to the London stock offering and was appointed finance director of the PLC. Includes 3,388 shares held in trust under the Company's 401(k) Plan.

         (6) Voluntarily resigned as a director of the Company May, 2006 as part of the reorganization due to the London stock offering; and was appointed a director of the PLC. Excludes the aggregate 401,551 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees; resigned as a trustee May 8, 2006.

         (7) Includes an aggregate 115,736 shares held in trust under the Company's 401(k) Plan for each respective officer's account; excludes the aggregate 401,551 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees. Includes 48,905 shares held by the spouse of Mr. Lerman.

         (8) Includes an aggregate 115,736 shares held in trust under the Company's 401(k) Plan for each respective officer's account.


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

                  WITH DIRECTORS AND OFFICERS, AND RELATED PERSONS.
         (A) 1995 STOCK OPTION LOANS - A total of 3,903,068 (780,063 post-split) shares of common stock were issued to two officers/directors and one director upon the exercise and purchase of the shares underlying their 1995 stock options. The two officers/directors issued promissory notes evidencing the obligation and such notes were paid in full during fiscal year 2005. See Item 5(e) "Recent Sales of Unregistered Securities", and Item 10(l) "Officer Loans".

         (B) MARCH 27, 2003 STOCK BONUSES -The Company awarded an aggregate of 195,000 (39,000 post-split) shares ("2003 STOCK BONUS") effective March 27, 2003. The bonuses were valued at a price per share of $0.033 which equaled one-third of the closing price in the over-the-counter market on March 27, 2003. Of the total 195,000 shares, the five directors and one officer of the Company were issued 25,000 shares each, and 45,000 shares were reserved for issuance to three employees. See also Item 5(d), Item 5(e), Item 10(a), and Item 10(e).

         (C) JANUARY 14, 2004 STOCK BONUSES - The Company awarded an aggregate of 100,000 (20,000 post-

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 27

split) shares ("JAN-04 STOCK BONUS") effective January 14, 2004. See also Item 5(d), 5(e), Item 10(a), and Item 10.

         (D) FEBRUARY 20, 2004 STOCK BONUSES - The Company awarded an aggregate of 1,050,000 (210,000 post-split) shares ("FEB-04 STOCK BONUS") effective February 20, 2004. See also Item 5(d), 5(e), Item 10(a), and Item 10.

         (E) FEBRUARY 7, 2006 STOCK BONUSES - The Company awarded an aggregate of 6,000 post-split shares ("FEB-06 STOCK BONUS") effective February 7, 2006. See also Item 5(d), 5(e), Item 10(a), and Item 10.

         (F) MARCH 23, 2006 STOCK BONUSES - The Company awarded an aggregate of 6,000 post-split shares ("MARCH-06 STOCK BONUS") effective March 23, 2006. See also Item 5(d), 5(e), Item 10(a), and Item 10.

         (G) EMPLOYMENT AGREEMENTS - The Company entered into employment agreements with two officers/directors effective April 1, 2004. See Item 10(a) and footnote (1) to the table therein, and Exhibit 10(i) to 10-Ksb filed 29 June 2004.

         (H) PRIVATE PLACEMENT & LOANS - Two affiliated officer/directors entered into subscription agreements with the Company in the Company's private placement offering whereby $150,000 was borrowed by the Company from such officer/directors. Further, all investors each received warrants to purchase common stock at an exercise price of $1.40 per share. All of such loans were repaid in full in accordance with their terms in May, 2006. See Item 5(e) and 10(m).


ITEM 13.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - Fees for the professional audit services rendered by Mahoney, Sabol & Co., LLP for the audit of the Company's annual financial statements for the years ended March 31, 2006 and 2005 equaled $60,000, and $50,000, respectively.

AUDIT-RELATED FEES - Fees for the review of the financial statements included in our quarterly reports for the fiscal years ended March 31, 2006 and 2005 equaled $10,500, and $10,500, respectively.

TAX FEES - Fees for tax preparation services for the fiscal years ended March 31, 2006 and 2005 equaled $7,000, and $7,000, respectively.

ALL OTHER FEES - All other fees for professional services rendered by Mahoney, Sabol & Co., LLP consisting of accounting services in connection with the acquisition of Vulcan Industries, Inc. in August, 2003, the London IPO and share sale, and other non-audit fees for the fiscal years ended March 31, 2006 and 2005 equaled, in the aggregate, $70,675, and $1,325, respectively.

The Company evaluated whether providing non-audit services by Mahoney, Sabol & Co., LLP for the fiscal year ended March 31, 2006 is compatible with maintaining the principal accountant's independence.

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      FINANCIAL STATEMENTS

                  Report of Independent Registered Public Accounting Firm.

                  Consolidated  Balance  Sheets - March  31,  2006 and March 31,
                  2005.

                  Consolidated Statements of Operations - For The Years Ended March 31, 2006 and 2005.

                  Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2006 and 2005.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 28

                  Consolidated Statements of Cash Flows - For The Years Ended March 31, 2006 and 2005.

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

                  (3)(a)(ii) February 9, 1987 Amendment to Certificate of Incorporation.(b)

                  (3)(a)(iii) March 29, 2005 Amendment to Certificate of Incorporation.(f)

                  (3)(b)            By-Laws. (c)

                  (4)(i)            Form of Common Stock certificate. (d)

                  (10.1) Placing Agreement dated as of April 28, 2006, and effective May 8, 2006 (Incorporated by reference from
                                    Exhibit 10.1 to Form 8-K filed May
                                    12, 2006, Commission File No.
                                    0-10707).

                  (10.2) Relationship Agreement dated as of April 28, 2006, and effective May 8, 2006 (Incorporated by reference from
                                    Exhibit 10.2 to Form 8-K filed May
                                    12, 2006, Commission File No.
                                    0-10707).

                  (10.3) Agreement for the Sale and Purchase of the Entire Issued Share Capital of Turbotec Products, Inc., dated April 8, 2006 (Incorporated by reference from Exhibit 10.3 to Form 8-K filed May 12, 2006, Commission File No. 0-10707).

                  (10.4) Deed of Amendment to an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Turbotec Products, Inc., dated April 11, 2006 (Incorporated by reference from
                                    Exhibit 10.4 to Form 8-K filed May
                                    12, 2006, Commission File No.
                                    0-10707).

                  (10.5) Form of Commercial Lease (Incorporated by reference from Exhibit 10.5 to Form 8-K filed May 12, 2006, Commission File No. 0-10707; summarized at Item 1.01 thereof).

                  (10.6) Loan Modification Agreement dated as of April 25, 2006, and effective May 10, 2006 (Incorporated by reference from Exhibit 10.6 to Form 8-K filed May 12, 2006, Commission File No. 0-10707).

                  (10.7) Assignment and Assumption Agreement dated as of April 25, 2006, and effective May 10, 2006 (Incorporated by reference from Exhibit
                                    10.7  to  Form  8-K  filed  May  12,   2006,
                                    Commission File No. 0-10707).

                  (10.8) Cash Collateral Pledge Agreement dated as of April 25, 2006, and effective May 10, 2006 (Incorporated by reference from Exhibit 10.8 to Form 8-K filed May 12, 2006, Commission File No. 0-10707).

                  (10.9) Accommodation Agreement by and among Customer, Vulcan Industries, Inc., Thermodynetics, Inc., Bank, Equipment Lender and the City of Sturgis, Michigan dated July 15, 2005
                                    (Incorporated by reference from
                                    Exhibit 10.1 to Form 8-K filed July
                                    21, 2005, Commission File No.
                                    0-10707).

                  (14.1)            Code of Ethics

                  (11)(i)           Calculations  of Earnings Per Common  Share.
                                    This information is presented in Footnote 12 to the Consolidated Financial Statements.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 29

                  (21) Subsidiaries - The table following the list of exhibits indicates the wholly owned subsidiaries of Thermodynetics, Inc. and their respective states of incorporation.

                  (31.a)            CEO Certification

                  (31.b)            CFO Certification

                  (32.a)            CEO Certification

                  (32.b)            CFO Certification

                  (99.a)            Audit Committee Charter (g)

                  (99.b)            Compensation Committee Charter (h)

                  (99.c)            Nominating   Committee/Corporate  Governance
                                    Charter (i)


         Name                   State of Incorporation    Year of Incorporation
--------------------------------------------------------------------------------

Turbotec Products, Inc.               Connecticut                 1978
Turbotec Products Plc                 United Kingdom              2006
Vulcan Industries, Inc.               Michigan                    1991
National Energy Systems, Inc.         Florida                     1984
TPI Systems, Inc.                     Connecticut                 1983


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

         (c)      Exhibit 3.2 to  Registration  Statement  on Form S-1 (File No.
                  2-71500)

         (d)      Exhibit 4.1 to  Registration  Statement  on Form S-1 (File No.
                  2-71500)

         (e) Exhibit 10.1 to Annual Report on Form 10-Ksb for fiscal year ended 2004 (File No. 0-10707)

         (f) Exhibit A to Proxy Statement for November 9, 2004 Annual Meeting (File No. 0-10707)

         (g) Exhibit 99.a to Annual Report on Form 10-Ksb for fiscal year ended 2005 (File No. 0-10707)

         (h) Exhibit 99.b to Annual Report on Form 10-Ksb for fiscal year ended 2005 (File No. 0-10707)

         (i) Exhibit 99.c to Annual Report on Form 10-Ksb for fiscal year ended 2005 (File No. 0-10707)

TDYT 10-Ksb 2006 (10-Ksb TDYT FINAL FILING 06-27-06 (1))

                    THERMODYNETICS, INC. AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS AND

                    REPORT OF INDEPENDENT REGISTERED PUBLIC
                    ACCOUNTING FIRM

                    AS OF MARCH 31, 2006 AND 2005 AND FOR THE
                    YEARS ENDED MARCH 31, 2006 AND 2005

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM

                       YEARS ENDED MARCH 31, 2006 AND 2005




                                    CONTENTS

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

                          MAHONEY SABOL & COMPANY, LLP
                               95 GLASTONBURY BLVD
                         GLASTONBURY, CONNECTICUT 06033

                                 (860) 541-2000
                               Fax (860) 541-2001



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
  Stockholders of
Thermodynetics, Inc.
Windsor, Connecticut


We have audited the consolidated balance sheets of Thermodynetics, Inc. and Subsidiaries (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of operations and stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mahoney Sabol & Company, LLP


Certified Public Accountants
Glastonbury, Connecticut

May 24, 2006

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MARCH 31, 2006 AND 2005

                                                                                                   2006                    2005
                                                                                                ------------           ------------
                                   ASSETS

CURRENT ASSETS
    Cash                                                                                        $         --           $         --
    Accounts receivable, net of allowance for doubtful
         accounts of $74,448 in 2006 and $124,839 in 2005                                          2,050,106              1,951,902
    Inventories                                                                                    3,001,756              2,357,103
    Prepaid expenses and other current assets                                                        469,525                 93,719
    Assets from discontinued operations                                                                   --              4,941,924
                                                                                                ------------           ------------
           Total current assets                                                                    5,521,387              9,344,648

PROPERTY, PLANT AND EQUIPMENT, net                                                                 7,155,441              7,178,776

DEFERRED INCOME TAXES                                                                                895,000                     --

OTHER ASSETS                                                                                         238,635                473,503
                                                                                                ------------           ------------

                                                                                                $ 13,810,463           $ 16,996,927
                                                                                                ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                                                                              $  2,610,372           $  2,166,113
    Accounts payable                                                                               2,258,769              1,540,243
    Accrued expenses and taxes                                                                       336,769                239,353
    Notes payable - private placement                                                                300,000                     --
    Current portion of long-term debt                                                                438,944                798,840
    Current portion of liabilities from discontinued operations                                    1,242,750              3,596,622
    Current portion of obligation under capital lease                                                  9,679                 29,683
                                                                                                ------------           ------------
           Total current liabilities                                                               7,197,283              8,370,854

LONG-TERM LIABILITIES
    Long-term debt, less current maturities above                                                  2,829,681              2,776,144
    Long-term liabilities from discontinued operations                                             2,997,945              4,369,748
    Obligation under capital lease, less current maturities above                                         --                  9,376
                                                                                                ------------           ------------
                                                                                                   5,827,626              7,155,268

COMMITMENTS AND CONTINGENCIES (Note 21)                                                                   --                     --

STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share; authorized
     25,000,000 shares                                                                                39,897                 39,477
    Additional paid-in capital                                                                     5,783,090              5,758,430
    Deficit                                                                                       (5,037,433)            (4,327,102)
                                                                                                ------------           ------------
                                                                                                     785,554              1,470,805
                                                                                                ------------           ------------

                                                                                                $ 13,810,463           $ 16,996,927
                                                                                                ============           ============


       The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005


                                                                                                   2006                    2005
                                                                                               ------------            ------------

NET SALES                                                                                      $ 18,750,323            $ 15,650,800

COST OF SALES                                                                                    14,255,302              11,406,179
                                                                                               ------------            ------------

              Gross profit                                                                        4,495,021               4,244,621

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                                        3,275,344               2,974,829

IMPAIRMENT LOSS                                                                                          --                 476,376
                                                                                               ------------            ------------

              Income from operations                                                              1,219,677                 793,416

OTHER INCOME (EXPENSE)
       Other, net                                                                                        --                  10,392
       Interest expense                                                                            (368,911)               (387,582)
                                                                                               ------------            ------------
                                                                                                   (368,911)               (377,190)
                                                                                               ------------            ------------
              Income (loss) before provision (benefit) for
                  income taxes                                                                      850,766                 416,226

PROVISION (BENEFIT) FOR  INCOME TAXES                                                               320,000                 150,000
                                                                                               ------------            ------------

              Income from continuing operations                                                     530,766                 266,226

DISCONTINUED OPERATIONS (NOTE 19)
       Loss from operations of discontinued component
            including loss of disposal of $1,025,164 in 2006                                     (2,438,097)             (4,259,462)
       Income taxes (benefit)                                                                    (1,197,000)               (384,000)
                                                                                               ------------            ------------
       Net loss on discontinued operations                                                       (1,241,097)             (3,875,462)
                                                                                               ------------            ------------

              Net Loss                                                                         $   (710,331)           $ (3,609,236)
                                                                                               ============            ============

EARNINGS (LOSS) PER COMMON SHARE - CONTINUING OPERATIONS                                       $       0.13            $       0.08
                                                                                               ============            ============

EARNINGS (LOSS) PER COMMON SHARE - DISCONTINUED OPERATIONS                                     $      (0.31)           $      (0.98)
                                                                                               ============            ============

EARNINGS (LOSS) PER COMMON SHARE                                                               $      (0.17)           $      (0.90)
                                                                                               ============            ============


       The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005


                                                          Common Stock
                                                    ------------------------
                                                                               Additional
                                                     Number of                   Paid-in                 Subscriptions
                                                      Shares       Amount        Capital      Deficit     Receivable       Total
                                                    -----------  -----------   -----------  -----------  -------------  -----------

Balance, March 31, 2004                              19,421,178  $   194,211   $ 5,575,601  $  (717,866)  $   (96,017)  $ 4,955,929


Issuance of stock pursuant to
  bonus                                                  55,000          550         6,200           --            --         6,750
Issuance of stock pursuant to
  401(k) plan 2004                                      292,404        2,924        18,421           --            --        21,345
Subscriptions receivable                                     --           --            --           --        96,017        96,017
Retroactive effect of  1:5 reverse stock split
  (Note 9)                                          (15,820,800)    (158,208)      158,208                         --            --
Net Loss                                                     --           --            --  $(3,609,236)           --    (3,609,236)
                                                    -----------  -----------   -----------  -----------   -----------   -----------

Balance, March 31, 2005                               3,947,782  $    39,477   $ 5,758,430  $(4,327,102)  $        --   $ 1,470,805

Issuance of stock pursuant to
  401(k) plan 2005                                       30,000          300        20,220           --            --        20,520
Issuance of stock pursuant to
  bonus (Note 17)                                        12,000          120         4,440           --            --         4,560
Net Loss                                                     --           --            --     (710,331)           --      (710,331)
                                                    -----------  -----------   -----------  -----------   -----------   -----------

Balance, March 31, 2006                               3,989,782  $    39,897   $ 5,783,090  $(5,037,433)  $        --   $   785,554
                                                    ===========  ===========   ===========  ===========   ===========   ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005


                                                                                                      2006                 2005
                                                                                                   -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                       $  (710,331)         $(3,609,236)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization                                                                    375,721              779,066
      Loss on disposal of assets from discontinued operations                                        1,025,164                   --
      Impairment loss                                                                                       --            2,109,822
      Deferred tax provision                                                                          (895,000)            (250,000)
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                                     (98,204)             500,112
        Increase in inventories                                                                       (644,653)            (178,932)
        (Increase) decrease in prepaid expenses and
          other current assets                                                                        (375,806)             209,468
         Decrease in other assets                                                                       88,932               69,126
         Increase (decrease) in accounts payable                                                       718,526             (756,357)
         Increase (decrease) in accrued expenses and taxes                                              72,360             (101,184)
        Cash provided from operating activities of discontinued
           operations                                                                                1,616,213            1,345,963
                                                                                                   -----------          -----------
             Net cash provided by operating activities                                               1,172,922              117,848
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                                        (352,386)            (456,613)
    Purchases of property, plant and equipment from discontinued operations                                 --             (562,375)
    Proceeds from sale of assets from discontinued operations                                          265,028                   --
    Other decrease in life insurance receivable                                                         (4,080)              (5,895)
                                                                                                   -----------          -----------
             Net cash used in investing activities                                                     (91,438)          (1,024,883)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from subscription receivable                                                                   --               96,017
    Proceeds from long-term debt                                                                       300,000              159,535
    Proceeds from issuance of stock                                                                         --                6,750
    Proceeds from short-term borrowings                                                                444,259              225,018
    Principal payments on debt and capital lease obligations                                          (518,743)            (402,836)
    Net Cash provided by (used in) financing activities
      of discontinued operations                                                                    (1,307,000)             820,511
                                                                                                   -----------          -----------
             Net cash provided by (used in) financing activities                                    (1,081,484)             904,995
                                                                                                   -----------          -----------

NET INCREASE (DECREASE) IN CASH                                                                             --               (2,040)

CASH, beginning of year                                                                                     --                2,040
                                                                                                   -----------          -----------

CASH, end of year                                                                                  $        --          $        --
                                                                                                   ===========          ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         CONSOLIDATION:

         The Consolidated financial statements include the accounts of Thermodynetics, Inc., and it's wholly owned subsidiaries, Turbotec Products, Inc., Turbotec Products, Plc., Vulcan Industries, Inc., TPI Systems, Inc. and National Energy Systems, Inc. All material intercompany balances and transactions have been eliminated in consolidation. On May 8, 2006 Thermodynetics completed the sale of a minority interest in Turbotec Products, Inc. (see Note 20).

         NATURE OF OPERATIONS:

         Thermodynetics, Inc. is a manufacturer of high performance, high quality heat exchangers, fabricated metal components and plumbing flexible connector products serving the heat transfer, transportation and plumbing industries. The Company markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, automotive, biomedical, plumbing, appliance, water heating, aerospace and other industries.

         ESTIMATES:

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         CASH EQUIVALENTS:

         The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2006 and 2005.

         ACCOUNTS RECEIVABLES:

         Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although finance charges may be applied to receivables that are past due. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their financial condition. Allowances for potential losses are maintained and realized losses have been within management's expectations.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         INVENTORIES:

         Inventories are valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.

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

         On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. Goodwill is assigned to specific reporting units and is reviewed for impairment at least annually and upon the occurrence of an event or when circumstances indicate that a reporting units' carrying value is greater than its fair value. All other intangible assets, classified as definite-lived assets, are amortized over their estimated future lives (See Notes 5 and 19).

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         PRE-PRODUCTION DESIGN AND DEVELOPMENT COSTS:

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

         STOCK OPTIONS:

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No.123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during fiscal years beginning after December 15, 2005 and to previous awards that are modified or cancelled after such date. The Company has not fully evaluated the effect of SFAS No. 123 (revised 2004) on the financial statements and has not determined the method of adoption to be used to implement SFAS No. 123 (revised 2004).

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         STOCK OPTIONS (CONTINUED):

         In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which gives entities a choice of recognizing related compensation expense by adopting the fair value method or measuring compensation using the intrinsic value approach under Accounting Principles Board
         (APB) opinion No. 25. The Company intends to continue using the measurement prescribed by APB Opinion No. 25 (until required to change by FASB 123(R)), whereby the Company does not recognize compensation costs at the grant date; accordingly, this pronouncement does not affect the Company's consolidated financial position or results of operations.

         EARNINGS PER COMMON SHARE:

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It replaced the presentation of primary EPS with a presentation of basic EPS.

         RECLASSIFICATION:

         Certain amounts as of March 31, 2005 have been reclassified to conform with the March 31, 2006 presentation. The reclassifications have no material affect on the financial statements.

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         NEW PRONOUNCEMENTS (CONTINUED):

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. Management does not expect the adoption SFAS No. 151 to have a material impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 amends Accounting Principles Board ("APB") Opinion 29 concerning the accounting for exchanges of similar productive assets. Such transactions should be accounted for at fair value, the basic principle for nonmonetary transaction, unless the exchange lacks commercial substance. The effective date for SFAS No. 153 is for nonmonetary asset exchanges taking place in fiscal years beginning after December 16, 2004. The Company adopted SFAS No. 153 in fiscal year 2006 and there was no material impact on the Company's consolidated financial statements.


NOTE 2 - FINANCIAL INSTRUMENTS

         CONCENTRATIONS OF CREDIT RISK:

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivables and other assets:

            o Cash - The Company does not maintain cash balances that exceed federal depository insurance limits.

            o Trade accounts receivable - The Company's customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide. The Company had two customers that represented 19% and 12% of accounts receivable at March 31, 2006 and two customers combined that represented 37% of accounts receivable at March 31, 2005.

            o Other assets include a receivable relating to officers' life insurance which represents the net aggregate proceeds due the Company for the reimbursement of past policy premiums (see Note
                5).

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 2 - FINANCIAL INSTRUMENTS (Continued):

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


NOTE 3 - INVENTORIES:

         The major classes of inventories consist of the following as of March
         31:

                                                        2006            2005
                                                        ----            ----

                  Finished goods                     $ 1,605,589     $1,334,456
                  Raw materials                        1,424,765      1,070,603
                  Work-in-process                        102,036        157,678
                                                     -----------     ----------
                                                       3,132,390      2,562,737
                  Less:
                    Specific reserves                     95,634        150,634
                    General reserves                      35,000         55,000
                                                     -----------     ----------

                                                     $ 3,001,756     $2,357,103
                                                     ===========     ==========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 4 - NET PROPERTY AND EQUIPMENT:

         Property and equipment are summarized by major classifications as follows at March 31:

                                                        2006            2005
                                                        ----            ----

                  Machinery and equipment            $6,981,181     $ 6,656,392
                  Buildings                           4,915,480       4,915,480
                  Furniture and equipment             1,082,625       1,059,376
                  Leasehold improvements                979,396         975,048
                  Land                                  204,484         204,484
                                                     ----------     -----------
                                                      4,163,166      13,810,780
                  Less accumulated depreciation
                      and amortization                7,007,725       6,632,004
                                                     ----------     -----------

                                                     $7,155,441     $ 7,178,776
                                                     ==========     ===========

NOTE 5 - OTHER ASSETS AND GOODWILL:

         Other assets consist of the following at March 31:

                                                           2006          2005
                                                           ----          ----

   Intangibles not subject to amortization (less
     an impairment loss of $700,000 in 2005 (see
     Note 19)                                           $       --    $       --
   Deferred assets                                          38,911       127,378
   Intangible assets - Vulcan (net of amortization of
     $30,000 at March 31, 2005 less an impairment
     loss of $469,735 in 2005 (see Note 19)                     --            --
   Officers' life insurance receivable, net                  2,437       148,357
   Investments                                              94,856        94,856
   Intangible assets, (net of prior amortization
     of $410,630)                                           93,741        93,741
   Other                                                     8,690         9,171
                                                        ----------    ----------

                                                        $  238,635    $  473,503
                                                        ==========    ==========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 5 - OTHER ASSETS AND GOODWILL:

         In accordance with SFAS No. 142, the Company has determined that the carrying value of its intangible assets with indefinite lives, related to Vulcan, as of March 31, 2005 were impaired. The Company estimated the fair value of the reporting unit utilizing a future discounted cash flow analysis. Accordingly, the financial statements recognized an impairment loss of $700,000, which is included in discontinued operations at March 31, 2005 (see Note 19).

         The Company has determined that the amortizable intangible assets related to Vulcan were impaired and recorded an impairment loss of $469,735, which is included in discontinued operations at March 31, 2005 (see Note 19). The estimated annual amortization expense for each of the five years succeeding March 31, 2005 is therefore zero. Amortization expense was $18,000 for the year ended March 31, 2005 for intangible assets with definite lives.

         Goodwill assigned to a specific reporting unit is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. Subsequent to March 31, 2005, the Company determined that the carrying amount of the Automotive Products unit exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $573,035 was recognized relating to that reporting unit, of which, $93,659 is included in discontinued operations at March 31, 2005 (see Note 19).

         During the fourth quarter of fiscal year 2005, the Company expensed pre-production design and development costs which had been previously capitalized because the amount of reimbursement can no longer be objectively measured and verified. The change had the effect of decreasing net income for fiscal year 2005 by $1,193,446 ($.30 per share).

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005

NOTE 6 - LINE OF CREDIT:

         The Company has a revolving line of credit (LOC) with a bank originally dated October 31, 1994. The agreement, most recently amended in July 2005, provides for a borrowing base equal to the sum of the following (as defined within the agreement): 80% of unpaid qualified receivables, the lesser of $1,500,000 or 50% of the lower of cost or market value of eligible raw and work-in-process inventory, plus the lesser of $500,000 or 50% of the lower of cost or market value of eligible finished goods inventory less 100% of the aggregate amount of then undrawn on all letters of credit and acceptances issued by the bank to a maximum of $3,250,000. Interest is charged at the bank's prime rate (7.75% and 5.75% at March 31, 2006 and 2005, respectively). The LOC contains various financial and non-financial covenants. At March 31, 2006, the Company had additional borrowing availability of $415,376 under this facility (Note 20).

         At March 31, 2005, the Company, through its Vulcan subsidiary, had a $1,750,000 revolving demand note dated February 23, 2004. On November 10, 2005, this line of credit was converted into a term loan. The loan is payable in 84 monthly installments of $7,431 including principal and interest at the bank's prime rate (7.75% at March 31, 2006) plus 1%. (Note 7) This loan was repaid in full in May 2006 (Note 20).


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT:

         On May 10, 2005, two officer/directors and four unaffiliated investors loaned the Company, $150,000 and $300,000, respectively or $450,000 in the aggregate. Such loans are evidenced by promissory notes bearing 10% interest, and payment terms as follows: (a) interest shall be payable monthly in arrears commencing on June 15, 2005; and (b) seven (7) monthly payments of sixty-four thousand two hundred eighty-six ($64,286) dollars of principal in the aggregate together with accrued and unpaid interest commencing June 15, 2006, and maturing on December 31, 2006. Further, the investors received warrants to purchase common stock at an exercise price of $1.40 per share. The warrants expire June 30, 2008, and provide for the purchase of 225,000 shares of common stock in the aggregate. The officer/director notes were paid in 2006; the four unaffiliated investor loans were outstanding at March 31, 2006 and repaid in full in May 2006 (Note 20).

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT (Continued):

         The Company has a term loan dated November 10, 2005, which is payable in 84 month principal payments of $2,179 plus interest at the bank's prime rate (7.75%) plus 1%. The note is secured by substantially all assets of the Company (Note 6).

         The Company had a $1,847,580 term loan dated July 25, 2003 from a financial institution. The note was payable in 60 monthly installments of $36,115 including principal and interest at 6.46% to March 31, 2009. The note was secured by specific equipment.
         The note was repaid during 2006 (Note 19).

         The Company has a $700,000 secured term note originally dated July 30, 2003 from a bank. On November 10, 2005, the terms of this note were modified. The modification agreement requires 84 monthly principal payments of $1,236 plus interest at the bank's prime rate (7.75% at March 31, 2006) plus 1%. The note, which was secured by substantially all assets of the Company, was repaid in full in May 2006 (Note 20).

         The Company had a $400,000 note payable to the City of Sturgis dated September 12, 2003 (amended March 2005). The note called for principal payments of $5,749 to September 12, 2010. This note was repaid during the year ended March 31, 2006 (Note 19).

         The Company has various subordinated notes to the former shareholders of Vulcan totaling $581,500. These notes are subordinated in priority to any and all commercial financing. All scheduled payments can only be made at such time as the Company is not in default of such financing agreements. All notes bear interest on the outstanding principal balance at a fixed interest rate of 6%. Interest is payable quarterly commencing March 31, 2004 until the notes are fully paid (Note 19). The Company is reviewing and discussing certain rights of set off and indemnification against these notes, and believes it has actionable claims that exceed the entire outstanding balances of such notes.

         The Company had non subordinated notes to the former shareholders of Vulcan with an aggregate remaining balance of $77,354 at March 31, 2005. These notes were payable in quarterly installments through December 2005 and bear interest at 6% and 9% per year.

         On January 23, 2002, the Company refinanced a mortgage, granted in 1999, and various secured term loans with the proceeds from a $2,025,000 secured term loan (Mortgage Loan) and a $700,000 secured term loan (Equipment Loan).

         The Mortgage Loan is payable in sixty monthly principal installments of $8,438 plus interest at a fixed rate of 7.65% per annum with a balloon payment including all remaining principal and accrued interest due and payable on January 1, 2007. The Mortgage Loan is secured by a first position on the Company's principal facility; is cross collateralized with the Equipment Loan, the LOC, the Vulcan Revolving Demand Note and the Equipment LOC; all are secured by substantially all the assets of the Company (Note 19).

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT (Continued):

         The Equipment Loan is payable in sixty monthly principal installments of $11,667 plus interest at the bank's prime rate (7.75% and 5.75% at March 31, 2005 and 2004, respectively). The Equipment Loan is cross-collateralized with the Mortgage Loan and is secured by substantially all the assets of the Company (Note 19). This note was repaid in May 2006 (Note 20).

         In August 2004 the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,000,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 11). The note is payable in eighty-four monthly installments of principal and interest of $8,932 and has a fixed interest rate of 6.9%, as defined in the note.


                                                                      2006            2005
                                                                      ----            ----

                  Mortgage loan                                    $1,594,688     $1,695,938
                  Mortgage note payable - multi-purpose building      937,698        977,733
                  Equipment loan and line of credit                   566,308        901,313
                  Note payable - bank                                 169,931             --
                  Notes payable - private placement                   300,000             --
                                                                   ----------     ----------
                                                                    3,568,625      3,574,984
                  Less: current maturities                            738,944        798,840
                                                                   ----------     ----------

                                                                   $2,829,681     $2,776,144
                                                                   ==========     ==========

         Long - term debt from discontinued operations

                                                                     2006             2005
                                                                     ----             ----

                  Note payable - financial institution             $       --     $1,523,555
                  Subordinated notes - Vulcan shareholders            581,500        581,500
                  Notes payable - a bank                              684,721        478,327
                  Note payable - City of Sturgis                           --        361,644
                  Non-subordinated notes- Vulcan shareholders              --         77,352
                  Auto loan                                                --         34,952
                                                                   ----------     ----------
                                                                    1,266,221      3,057,330
                  Less: current maturities                          1,050,471      1,200,126
                                                                   ----------     ----------

                                                                   $  215,750     $1,857,204
                                                                   ==========     ==========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT (Continued):

         Maturities of notes payable and long-term debt from continuing operations for each of the years succeeding March 31, 2006 are as follows:

                     YEAR ENDING MARCH 31,

                         2007                             $  738,944
                         2008                                283,398
                         2009                                274,161
                         2010                                223,398
                         2011 and thereafter               2,048,724
                                                          ----------

                                                          $3,568,625
                                                          ==========

NOTE 8 - LEASES:

         On July 24, 2001, the Company entered into a capital lease for certain computer equipment. The lease calls for 60 monthly payments of $2,689 including principal and interest at 9.6% per annum.

         Computer equipment under capital lease included in net property, plant and equipment at March 31, 2006 is as follows:

                         Furniture and equipment          $127,691
                         Less accumulated amortization     119,179
                                                          --------

                                                          $  8,512
                                                          ========

         Future minimum rental payments required under the above lease as of March 31, 2006 is $9,679 for 2007


NOTE 9 - STOCKHOLDERS' EQUITY:

         REVERSE STOCK SPLIT:

         Effective April 18, 2005, the Company implemented a reverse stock split whereby each outstanding five shares of common stock were exchanged for one share of common stock. The effect of this reverse stock split was to reduce the number of issued and outstanding common shares to approximately 3,950,000. The effects of this reverse stock split have been retroactively applied to the March 31, 2005 consolidated financial statements and all EPS calculations.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 9 - STOCKHOLDERS' EQUITY (Continued):

         STOCK OPTIONS:

         In October 2002, the Company adopted the 2002 Incentive Stock Option Plan ("2002 ISO Plan") and the 2002 Non Qualified Stock Incentive Plan ("2002 NQ Plan"). The 2002 ISO Plan provides for an aggregate number of shares available for grant of options, not to exceed 100,000 shares (post split). The option price is not to exceed 100% of fair market value for the stock. The 2002 NQ Plan provides for an aggregate number of shares available for stock options, stock bonuses and stock appreciation rights (SARS), not to exceed 100,000 shares (post split).

         The option price and the value awarded for bonuses shall not exceed 33.33% of the fair market value on the effective date of the option or bonus. The value awarded for stock appreciation rights shall be equal to the excess of fair market value on the day of exercise less the fair market value on the effective date of the award. Through March 31, 2006, no options, shares or SARs had been granted under these plans.


NOTE 10 - EARNINGS PER COMMON SHARE:

         A reconciliation of the numerators and denominators of the basic and diluted Earnings per Common Share (EPS) computations for the years ended March 31:

                                                  2006                               2005
                                   -------------------------------      --------------------------------
                                       Income            Shares            Income             Shares
                                     (Numerator)     (Denominator)       (Numerator)       (Denominator)
                                   --------------    -------------      --------------    --------------
Net income (loss)                  $    (710,331)                       $  (3,609,236)
                                   -------------                        -------------

BASIC EPS
Income (loss) available to
 common stockholders                    (710,331)       3,974,856          (3,609,236)       3,946,439
EFFECT OF DILUTIVE SECURITIES
 Stock warrants                               --               --                  --               --
                                   -------------        ---------       -------------        ---------
DILUTED EPS
Income (loss) available to
 common stockholders including
 assumed conversions               $    (710,331)       3,974,856       $  (3,609,236)       3,946,439
                                   =============        =========       =============        =========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 11 - RENTAL OF MULTI-PURPOSE BUILDING:

         The Company leases a portion of its multi-purpose building (see Note 7) to an unrelated tenant under an agreement which expires August 31, 2010. Rental income aggregated $63,250 for the years ended March 31, 2006 and 2005, respectively, and is included in other income (expense) net in the accompanying consolidated statements of operations and comprehensive income.


NOTE 12 - RESEARCH AND DEVELOPMENT COSTS:

         Research and development costs charged to selling, general and administrative expenses amounted to $212,966 and $190,157 for the years ended March 31, 2006 and 2005, respectively.


NOTE 13 - ADVERTISING:

         The Company expenses the production costs of advertising when the costs are incurred. Advertising expense charged to selling, general and administrative expenses totaled $49,298 and $75,268 for the years ended March 31, 2006, and 2005, respectively.


NOTE 14 - INCOME TAXES:

         The provision (benefit) for income taxes consists of the following:

                                                   2006             2005
                                                 ---------        ---------

                              Current
                               State                18,000           16,000
                                                 ---------        ---------

                              Deferred            (895,000)        (250,000)
                                                 ---------        ---------

                                                 $(877,000)       $(234,000)
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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 14 - INCOME TAXES (Continued):

         The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for continuing operations fiscal years 2006 and 2005. The principal reasons for this difference are listed in the following table:

                                                          2006          2005
                                                        ----------    ---------
               Statutory federal and state income tax       34%          34%
               Amortization and other                       -8           11
               Utilization of net operating loss
                carryforwards                               -7            0
               Change in valuation allow ance               19           -9
                                                        ----------    ---------

                                                            38%          36%
                                                        ==========    =========

        The significant components of the deferred tax provision are as follows:

                                                    2006                2005
                                                 -----------        -----------
               Net operating loss                $  (811,000)       $  (466,000)
               Property and equipment, net            35,000             67,000
               Other                                 (18,000)                --
               Uniform capitalization                 46,000             (3,000)
               Asset impairment                      720,000           (720,000)
               Capital loss                           13,000             (8,000)
               Valuation Allowance                  (880,000)           880,000
                                                 -----------        -----------

                                                 $  (895,000)       $  (250,000)
                                                 ===========        ===========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 14 - INCOME TAXES (Continued):

         The components of the net deferred tax accounts as of March 31, 2006 and 2005 are as follows:

                                                       2006            2005
                                                    -----------    -----------
               Deferred tax assets:
                 Net operating loss                 $ 1,749,000    $   938,000
                 Investment tax credits                 144,000        144,000
                 Uniform capitalization                   4,000         50,000
                 Asset impairment                            --        720,000
                 Capital loss                           162,000        149,000
                 Valuation Reserve                           --       (880,000)
                 Research and development credit         10,000         10,000
                 Other                                   46,000         54,000
                                                    -----------    -----------
                      Total deferred tax assets       2,115,000      1,185,000
               Deferred tax liabilities:
                 Property and equipment, net         (1,220,000)    (1,185,000)
                                                    -----------    -----------

                      Net deferred tax asset
                         (liability)                $   895,000    $        --
                                                    ===========    ===========

         The Company has approximately $1,800,000 of net operating losses for federal income tax reporting purposes available for carryforward, which expire in years ending March 31, 2006 through 2012. Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, inventory capitalization adjustments recorded for tax reporting purposes, asset impairment losses recorded for financial reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Investment tax credits are accounted for using the flow-through method. Unused tax credit carryovers total approximately $154,000 as of March 31, 2006 and expire in years beginning in March 31, 2009.

         The Company established a valuation allowance in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The Company periodically reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 15 - 401(k) PLAN:

         The Company has a defined contribution 401(k) plan which covers all participating employees who are over the age of 21 years and have at least four months of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Matching contributions have been previously made in the form of Company common stock, subsequent to the close of the Company's fiscal year. Contributions for the years ended March 31, 2006 and 2005 totaled $10,417 and $24,500, respectively.


NOTE 16 - EMPLOYMENT CONTRACTS:

         A subsidiary of the Company has one year employment agreements with two of its employees. These agreements provide for combined annual base salaries of $295,000 for the fiscal years ended March 31, 2006 and 2005, respectively. The employees may also earn a discretionary bonus based on criteria established by the Board of Directors.

         The Company has also entered into employment agreements with two employees and directors through March 2009. These agreements provide for annual base salaries of approximately $250,000 and $180,000, respectively, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage.

         In the event of termination, all four agreements provide for the continuation of compensation and benefits. However, the employees may not compete with the Company within the United States for a period of two years after termination and are subject to the terms and conditions of confidentiality agreements.


NOTE 17 - STOCK BONUSES:

         On October 30, 2003 the Company's Board of Directors approved the award of an aggregate of 1,050,000 shares (210,000 shares post split) issued on February 20, 2004 to officers of the Company. The shares were released pursuant to a vesting schedule ending on July 31, 2005; therefore, compensation expense is being amortized over this period.

         In February and March, 2006, the Company issued a total of 12,000 shares to its Board of Directors.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 18 - CASH FLOW INFORMATION:

         Cash paid for interest was $368,911 and $533,309 for the years ended March 31, 2006 and 2005.

         Long-term debt of $300,000 was incurred when the Company acquired equipment and vehicles during the year ended March 31, 2005.

         Issuance of stock pursuant to the 401(k) plan was $22,800 and $21,345 for the years ended March 31, 2006 and 2005, respectively.

         Long-term debt and short-term borrowings of 1,969,648 were paid off from sales of equipment during 2006.

         Long-term debt was reduced by $150,000 as payment of the life insurance receivable.


NOTE 19 - DISCONTINUED OPERATIONS:

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

         On July 27, 2005, the Company and its bank (as the only remaining secured creditor) entered into an agreement whereby the bank waived the existing defaults on all debt instruments (except those relating to the Vulcan debt which continued) and modified a financial covenant to exclude the operations of Vulcan from the compliance calculation.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 19 - DISCONTINUED OPERATIONS (Continued):

         In August 2005, the Company discontinued the operations of Vulcan and began liquidating its remaining assets and paid all sums received to the bank. At March 31, 2006 all operating assets of Vulcan had been liquidated and the Company and the bank restructured the balance of the secured debt resulting from the Vulcan closure.

         The Company allocates interest expense based on the named debtor of all interest bearing debt. Interest expense included in discontinued operations was $70,791 and $194,532 for the years ended March 31, 2006 and 2005, respectively.

         Assets and liabilities of Vulcan were reported as assets and liabilities of discontinued operations at March 31, 2006 and 2005, and were as follows:

                                                                            2006            2005
                                                                            ----            ----
               Current assets of discontinued operations:
                   Accounts receivable                                            --       1,024,654
                   Inventories                                                    --       1,097,029
                   Property, plant and equipment, net                             --       2,799,345
                   Other                                                          --          20,896
                                                                         -----------     -----------

                                                                                  --       4,941,924

               Current liabilities of discontinued operations:
                   Accounts payable                                          175,000         385,580
                   Accrued liabilities                                        17,279         141,505
                   Debt                                                    1,050,471       3,069,537
                                                                         -----------     -----------

                                                                           1,242,750       3,596,622

               Long-term liabilities of discontinued operations:
                   Long-term payables                                      2,782,195       2,781,474
                   Long-term debt                                            215,750       1,588,274
                                                                         -----------     -----------

                                                                           2,997,945       4,369,748
                                                                         -----------     -----------

               Total net liabilities of discontinued operations          $(4,240,695)    $(3,024,446)
                                                                         ===========     ===========

         The following amounts of Vulcan are included in discontinued operations on the consolidated statement of operations:

                                                                            2006            2005
                                                                            ----            ----
         Revenues                                                        $ 3,796,686     $ 8,808,627
         Pre-tax loss                                                    $(2,438,097)    $(4,238,037)

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 20 - SUBSEQUENT EVENTS:

         SALE OF MINORITY INTEREST IN SUBSIDIARY:

         On May 8, 2006, the Company completed the sale of a minority interest of its subsidiary, Turbotec Products Plc, (the "Plc"), whereby approximately 43.68% of that company was sold to institutional investors pursuant to an offering on the AIM Market of the London Stock Exchange. Prior to the offering, Turbotec Products Plc was established in the United Kingdom as a holding company for the Company's operating subsidiary, Turbotec Products, Inc. Pursuant to the offering, the Company and Turbotec Products Plc jointly sold a total of 5,594,366 ordinary shares of the Plc at the price of 85 pence per ordinary share, resulting in gross proceeds of 4,755,211 British Pounds. Under the terms of the offering the two companies shared equally in the net proceeds of $6,739,000, after fees and expenses. From the net proceeds received, an aggregate of approximately $4,334,000 was used by the companies to repay term and revolving bank debt.

         Pursuant to the offering documents, all shares were sold to non United States investors. In addition, under a Relationship Agreement, the Company has agreed that for the next twenty-four months it will not dispose of any additional ordinary shares except through or with the consent of Plc's nominated advisor to the AIM Market. The Company and its Board of Directors (the "Board") have further undertaken, inter alia, not to exercise its voting rights, except with the consent of the nominated advisor and Plc (on the authority of its non-executive Directors) in favor of any resolution to give the Board authority under British law to allot shares in the Company, or under British law to remove or reduce any pre-emption rights that shareholders may have. The Relationship Agreement contains further provisions regarding an annual administration fee; restrictions on related party transactions; restrictions on appointments to the Board and mutual confidentiality and reporting undertakings. The Relationship Agreement also contains non-competition undertakings from both the Company and its Board. The Relationship Agreement contains provisions restricting the ability of the Company to dispose of its interest in the ordinary Shares into the United States in a manner that would require registration of any such disposition under the US Securities Act.

         As part of the transaction a reorganization of senior management and directors of the Company and senior management and directors of its subsidiaries was effected, whereby the Company and the Plc established independent officers and directors. Accordingly, certain officers and directors of the Company and of Turbotec Products, Inc. were reassigned and/or appointed to new positions, with the principal changes being the establishment of new directors of the London subsidiary and new officers and directors of the US subsidiary where certain individuals moved from their prior role with the Company to the Turbotec subsidiaries and additional positions were assumed by certain of the Company's officers and directors.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2006 AND 2005


NOTE 20 - SUBSEQUENT EVENTS (Continued):

         LOAN MODIFICATIONS:

         The Company, certain of its subsidiaries, and their bank, entered into certain loan modification agreements to provide for the separation of the credit facilities between the Company and Turbotec Products, Inc., and the release of certain cross collateral guarantees. Principally, the Company's remaining indebtedness with its principal bank are: a secured mortgage term loan in the original principal amount of $2,025,000 secured by the real estate and building at 651 Day Hill Road, Windsor, CT. and the term loan of the original principal amount of $183,000, secured by all of the assets of the Company. The Company remains indebted on its mortgage secured by the real estate and building at 50 Baker Hollow Road, Windsor, CT. The Company has also pledged $337,000 as cash collateral at its principal bank to secure certain obligations. Turbotec Products, Inc. will remain indebted on an equipment term note and the revolving line of credit (Note 6).

         COMMERCIAL LEASES:

         The Company and Turbotec Products, Inc. entered into formal real estate leases effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. The leases commenced April 1, 2006 with a five-year term, and one extension option for three years, and a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $42,010 monthly in year ten, assuming both lease extensions are exercised. Rent charges with respect to the 50 Baker Hollow Road property are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $10,979 monthly in year ten, assuming both lease extensions are exercised.


NOTE 21 - COMMITMENTS AND CONTINGENCIES:

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $710,331 (which includes a net loss from discontinued operations of $1,408,097) during the year ended March 31, 2006 which relates solely to its Automotive Products segment. Additionally, as of that date, the Company's current liabilities exceeded its current assets. Those factors create an uncertainty about the Company's ability to continue as a going concern. The stock offering (Note 20) and the anticipated cash flow from the Heat Transfer Products segment provide management with a course of action they believe will allow the Company to deal with the adverse effects and conditions and continue operations in its other business segment.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                 Signature Page

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
THERMODYNETICS, INC.



BY: /s/ Robert A. Lerman
   -----------------------------------------
    Robert A. Lerman, President,
    Chief Executive Officer,
    and Director

Date: June   27  , 2006
           ------

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  (Registrant)
                              THERMODYNETICS, INC.


BY: /s/ Robert A. Lerman                                        BY: /s/ John F. Ferraro
   -----------------------------------------                        -----------------------------------------
    Robert A. Lerman, President,                                     John F. Ferraro, Chairman of
    Chief Executive Officer, and Director                            the Board, Treasurer, Chief Financial Officer,
                                                                     Secretary and Director

Date: June   27  , 2006                                         Date: June   27  , 2006
           ------                                                          ------



BY: /s/ John J. Hughes                                          BY: /s/ Fred H. Samuelson
   -----------------------------------------                       -----------------------------------------
    John J. Hughes, Director                                         Fred H. Samuelson, Director

Date: June   27  , 2006                                         Date: June   27  , 2006
           ------                                                          ------