Form 10QSB
period 2006-06-30
THERMODYNETICS INC
filed 2006-08-10
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006     COMMISSION FILE NUMBER: 0-10707


                              THERMODYNETICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                   06-1042505
----------------------------------           -----------------------------------
 (State or other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation  or Organization)

    651 DAY HILL ROAD, WINDSOR, CT               06095          860-683-2005
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)       (Zip Code)     (Telephone Number)



--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             CLASS                               OUTSTANDING AT JUNE 30, 2006
---------------------------------            -----------------------------------
  Common stock $.01 Par Value                           4,027,361 Shares


Transitional Small Business Disclosure Format     Yes ( )   No (x)

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                                 PAGE NUMBER
                                                                                 -----------
 PART I            FINANCIAL INFORMATION

       Item 1.     Financial Statements

                   Consolidated Balance Sheets
                      June 30, 2006 and March 31, 2006................................     3

                   Consolidated Statements of Income
                      Three Months Ended June 30,
                      2006 and 2005...................................................     4


                   Consolidated Statements of Cash Flows
                      Three Months Ended June 30,
                      2006 and 2005...................................................     5

                   Notes to Consolidated Financial Statements.........................   6-9

       Item 2.     Management's Discussion and Analysis or
                                      Plan of Operation .............................. 10-12

       Item 3.     Controls and Procedures ...........................................    12


 PART II           OTHER INFORMATION

       Item 1.     Legal Proceedings..................................................    13

       Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds........    13

       Item 3.     Defaults Upon Senior Securities....................................    13

       Item 4.     Submission of Matters to a Vote of Security Holders................    13

       Item 5.     Other Information..................................................    13

       Item 6.     Exhibits and Reports on Form 8-K...................................    13

SIGNATURE PAGE .......................................................................    14


                                   Page - 2 -

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                      THERMODYNETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (in 000's)
                                     ASSETS

                                                                  JUNE 30, 2006     MAMARCH 31, 2006
                                                                  -------------     ----------------
                                                                   (Unaudited)          (Audited)
CURRENT ASSETS
--------------
  Cash                                                                  $ 1,833              $     0
  Accounts Receivable, Net                                                2,124                2,050
  Inventories                                                             3,197                3,001
  Prepaid Expenses and Other Current Assets                                 127                  470
                                                                        -------              -------
    Total Current Assets                                                  7,281                5,521
                                                                        -------              -------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
  Property, Plant and Equipment - At Cost                                14,298               14,163
  Less: Accumulated Depreciation                                          7,106                7,008
                                                                        -------              -------
   Property, Plant, and Equipment - Net                                   7,192                7,155
                                                                        -------              -------

OTHER ASSETS
------------
  Intangible Assets - Net of Amortization                                    93                   93
  Officers' Life Insurance Receivable                                         0                    2
  Investment in Unaffiliated Company                                         95                   95
  Deferred Income Taxes                                                   1,760                  895
  Deposits and Other                                                         46                   49
                                                                        -------              -------
    Total Other Assets                                                    1,994                1,134
                                                                        -------              -------

TOTAL ASSETS                                                            $16,467              $13,810
                                                                        =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts Payable                                                      $ 1,776              $ 2,259
  Accrued Taxes and Expenses                                                441                  336
  Current Portion of Long-Term Debt                                         290                  449
  Notes Payable - Bank                                                        0                2,610
  Notes Payable - Other                                                       0                  300
  Current Liabilities of Discontinued Operations                            144                1,243
                                                                        -------              -------
    Total Current Liabilities                                             2,651                7,197
                                                                        -------              -------

DEFERRED INCOME TAXES                                                       908                    0
LONG-TERM DEBT                                                            1,937                2,829
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS                          3,312                2,998
MINORITY INTEREST IN SUBSIDIARY                                           2,698                    0
STOCKHOLDERS' EQUITY
--------------------
  Common Stock, Par Value $.01/Share,
    Authorized 25,000,000 shares, issued 4,027,361 shares at
    6/30/06 and 3,989,782 shares at 3/31/06                                  40                   40
  Additional Paid-in Capital                                              7,237                5,783
  Retained Earnings (Deficit)                                            (2,316)              (5,037)
                                                                        -------              -------
    Total Stockholders' Equity                                            4,961                  786
                                                                        -------              -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                  $16,467              $13,810
                                                                        =======              =======

        The accompanying notes are an integral part of these consolidated financial statements.


                                   Page - 3 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (UNAUDITED)
                        IN (000's) EXCEPT PER SHARE DATA

                                                                         2006          2005
                                                                         ----          ----
Net Sales                                                              $5,680        $4,533

Cost of Goods Sold                                                      4,321         3,434
                                                                     --------        ------

Gross Profit                                                            1,359         1,099

Selling, General & Administrative Expenses                                964           789
                                                                     --------        ------

Income From Operations                                                    395           310
                                                                     --------        ------

Other Income (Expense)
    Interest Expense, Net                                                 (80)         (117)
    Gain on Sale of Subsidiary Stock                                    2,666             0
    Other - Net                                                           (46)            0
                                                                     --------        ------
     Total Other Income (Expense)                                       2,540          (117)
                                                                     --------        ------
Minority Interest in Subsidiary                                           142             0
                                                                     --------        ------
Income Before Income Taxes                                              2,893           193

Provision for Income Taxes                                                142            40
                                                                     --------        ------
Income From Continuing Operations                                       2,751           153

Discontinued Operations:
Loss from Discontinued Operations Before Income Taxes                      (9)          (96)
Income Tax Benefit                                                          0             0
                                                                     --------        ------
Loss From Discontinued Operations                                          (9)          (96)
                                                                     --------        ------

Net Income                                                           $  2,742        $   57
                                                                     ========        ======

Earnings (Loss) per Share- Basic
Earnings (Loss) per Share From Continuing Operations                 $    .69        $  .04
Earnings (Loss) per Share From Discontinued Operations                      0          (.03)
                                                                     --------        ------
Total Earnings (Loss) per Share - Basic                              $    .69        $  .01
                                                                     ========        ======

 Earnings (Loss) per Share- Diluted
 Earnings (Loss) per Share From Continuing Operations
 Earnings (Loss) per Share From Discontinued Operations
 Total Earnings (Loss) per Share - Diluted                           $    .69       $   .04
                                                                            0          (.03)
                                                                     --------       -------
                                                                     $    .69       $   .01
                                                                     ========       =======

Weighted Average Shares Outstanding- Basic                          4,002,308     3,969,108
                                                                    =========     =========
Weighted Average Shares Outstanding- Diluted                        4,002,308     3,969,108
                                                                    =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                   Page - 4 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)
                                   IN (000'S)

                                                                            2006           2005
                                                                            ----           ----
OPERATING ACTIVITIES:
---------------------
  Net income                                                              $ 2,742        $    57
         Adjustments  to reconcile  net income to net cash provided by (used in) operating activities:

  Depreciation and amortization                                                98             94
  Gain on sale of stock of subsidiary                                       2,666            -0-
  Deferred tax provision                                                       43             40
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                  (483)           194
    Decrease (increase) in prepaid expenses and other assets                  348           (163)
    Decrease (increase) in accounts receivable                               ( 74)            (4)
    Decrease (increase) in inventories                                       (196)          (264)
    Increase (decrease) in accrued taxes and expenses                         105           (121)
 Cash provided from discontinued operations                                   -0-             98
                                                                          -------        -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                              (83)           (69)
                                                                          -------        -------

INVESTING ACTIVITIES;
---------------------
 Purchases of property, plant and equipment, net                             (135)           (98)
 Proceeds from sale of stock of subsidiary                                  6,797            -0-
                                                                          -------        -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         6,662            (98)
                                                                          -------        -------

FINANCING ACTIVITIES
--------------------
  Net proceeds (payments) on revolving and term debt                           90            773
  Principal payments on long term debt                                       (226)          (117)
  Proceeds from stock sale used to repay debt                              (4,610)           -0-
  Cash used in financing activities of discontinued operations                -0-           (487)
                                                                          -------        -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (4,746)           169
                                                                          -------        -------

INCREASE (DECREASE) IN CASH                                                 1,833              2
CASH AT BEGINNING OF PERIOD                                                   -0-            -0-
                                                                          -------        -------
CASH AT END OF PERIOD                                                     $ 1,833        $     2
                                                                          =======        =======

        The accompanying notes are an integral part of these consolidated financial statements.



                                   Page - 5 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 2006 and June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: SALE OF MINORITY INTEREST IN SUBSIDIARY

On May 8, 2006, the Company completed the sale of a minority interest of its subsidiary, Turbotec Products Plc, (the "Plc"), whereby approximately 43.68% of that company was sold to institutional investors pursuant to an offering on the AIM Market of the London Stock Exchange. Prior to the offering, Turbotec Products Plc was formed in the United Kingdom and the Plc owned 100% of its operating subsidiary, Turbotec Products, Inc. Pursuant to the offering, the Company and Turbotec Products Plc each sold 2,797,183 shares (a total of 5,594,366 ordinary shares of the Plc) at the price of 85 pence per ordinary share, resulting in gross proceeds of 4,755,211 British Pounds. Under the terms of the offering the two companies shared equally in the net proceeds after fees and expenses. From the net proceeds received, an aggregate of approximately $4,334,000 was used to repay term and revolving bank debt.

Pursuant to the offering documents, all shares were sold to non United States investors. In addition, under a Relationship Agreement, the Company has agreed that for the next twenty-four months it will not dispose of any additional ordinary shares of the Plc except through or with the consent of Plc's nominated advisor to the AIM Market. The Company and its Board of Directors (the "Board") have further undertaken, inter alia, not to exercise its voting rights, except with the consent of the nominated advisor and Plc (on the authority of its non-executive Directors) in favor of any resolution to give the Board authority under British law to allot shares in the Company, or under British law to remove or reduce any pre-emption rights that shareholders may have. The Relationship Agreement contains further provisions regarding an annual administration fee; restrictions on related party transactions; restrictions on appointments to the Board and mutual confidentiality and reporting undertakings; non-competition undertakings from both the Company and its Board and provisions restricting the ability of the Company to dispose of its interest in the ordinary Shares into the United States in a manner that would require registration of any such disposition under the US Securities Act.

As part of the transaction, a reorganization of senior management and directors of the Company and senior management and directors of its subsidiaries was effected, whereby the Company and the Plc established independent officers and directors. Accordingly, certain officers and directors of the Company and of Turbotec Products, Inc. were reassigned and/or appointed to new positions, with the principal changes being the establishment of new directors of the London subsidiary and new officers and directors of the US subsidiary where certain individuals moved from their prior role with the Company to the Turbotec

                                   Page - 6 -
subsidiaries and additional positions were assumed by certain of the Company's officers and directors.

LOAN MODIFICATIONS:

The Company, certain of its subsidiaries, and their bank, entered into certain loan modification agreements to provide for the separation of the credit facilities between the Company and Turbotec Products, Inc., and the release of certain cross collateral guarantees. Principally, the Company's remaining indebtedness with its principal bank are: a secured mortgage term loan in the original principal amount of $2,025,000 secured by the real estate and building at 651 Day Hill Road, Windsor, CT. and a term loan of the original principal amount of $183,000, secured by all of the assets of the Company. The Company remains indebted on its mortgage secured by the real estate and building at 50 Baker Hollow Road, Windsor, CT through a second bank. The Company has also pledged $337,000 as cash collateral at its principal bank to secure certain obligations. Turbotec Products, Inc. remains indebted on an equipment term note and a revolving line of credit.

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

NOTE 3: DISCONTINUED OPERATIONS

On July 5, 2005, the Company and its Vulcan Industries, Inc. subsidiary (Vulcan), received a notice of default from an equipment finance institution on a term loan secured by equipment. On July 6, 2005, the Company received a notice from its bank stating that it was in default of the bank's term loan as a result of, among other reasons, the acceleration of the equipment term loan.

On July 18, 2005, the Company consummated an agreement with a major customer and its bank whereby the customer purchased certain Vulcan manufacturing equipment by paying the balance on the related outstanding debt due the equipment finance institution plus half of the balance due on a term loan to the City of Sturgis, Michigan (Sturgis). The equipment finance institution and Sturgis each released the Company and Vulcan from any further obligation.

On July 27, 2005, the Company and its bank (as the only remaining secured creditor) entered into an agreement whereby the bank waived the existing defaults on all debt instruments (except those relating to the Vulcan debt which continued) and modified a financial covenant to exclude Vulcan from the compliance calculation.

In August 2005, the Company discontinued the operations of Vulcan and began liquidating its remaining assets and paid all sums received to the bank. At September 30, 2005 all operating assets of Vulcan had been liquidated and the Company and the bank restructured the balance of the secured debt resulting from the Vulcan closure.

                                   Page - 7 -

NOTE 4: INVENTORIES

Inventories consist of the following at (in 000's):

                                               JUNE 30, 2006     MARCH 31, 2006
                                               -------------     --------------
             Raw materials                        $ 1,920            $ 1,425
             Work-in-process                          150                102
             Finished goods                         1,258              1,605
             Less: Reserves                           131                131
                                                  -------            -------
                                                  $ 3,197            $ 3,001
                                                  =======            =======

Inventories are valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.

NOTE 5: EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three months ended June 30, 2006 and June 30, 2005 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

         The weighted average numbers of shares outstanding used in the calculations are as follows:

                                                     Three Months Ended
                                               JUNE 30, 2006      JUNE 30, 2005
                                               -------------      -------------

Weighted Average Shares Outstanding- Basic       4,002,308          3,969,108
Assumed Conversion of Stock Options                    -0-                -0-
                                                 ---------          ---------
Weighted Average Shares Outstanding- Diluted     4,002,308          3,969,108
                                                 =========          =========


NOTE 6: INCOME TAXES

In accordance with "Statement of Accounting Standards No. 109, Accounting for Income Taxes" (SFAS 109), the primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows (in 000's):

                                           JUNE 30, 2006       MARCH 31, 2006
                                           -------------       --------------
 Assets:
  Uniform capitalization adjustment            $     4             $     4
  Net operating loss carryforward                1,699               1,749
  Investment tax credits                           144                 144
  Research and development credit                  100                  10
  Capital loss                                     162                 162
         Other                                      66                  46
                                               -------             -------
                                                 2,175               2,115
                                                                   -------
Liabilities:
  Accelerated depreciation                      (1,244)             (1,220)
  Valuation reserve                                (56)                -0-
                                               -------             -------
                                                (1,300)             (1,220)
                                               -------             -------
Net deferred tax asset                         $   875             $   895
                                               =======             =======

At June 30, 2006, the Company had net operating loss carryforwards of approximately $1,700,000 expiring from 2007 to 2012.


                                   Page - 8 -

NOTE 7: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                       3 MONTHS ENDED JUNE 30,
                                                             (IN 000'S)
                                                             ---------
                                                       2006               2005
                                                       -----              ----
          Cash payments for interest                 $    80              $117
          Issuance of stock to 401(K) plan           $   -0-              $ 24



NOTE 8: FINANCIAL ACCOUNTING STANDARDS

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management's report. The Company is not required to comply with section 404 of the Act until the fiscal year ending March 31, 2008.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. SFAS No. 151 is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. The adoption SFAS No. 151 did not have a material impact on the Company's financial statements.


                                   Page - 9 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS

         Through its investment in Turbotec Products, Plc (Turbotec), the Company now owns 56.32% Turbotec, its sole operating subsidiary. In May 2006 the Company completed the sale of a minority interest in Turbotec in the United Kingdom through a public offering of Turbotec's securities on the AIM market, part of the London Stock Exchange. As a result, Turbotec remains a consolidated subsidiary of the parent company and the equity ownership of the other investors is reflected as a minority interest in the financial statements.

         Net sales for Turbotec for the three months ended June 30, 2006 increased by $1,147,000, or 25% over the prior year period. Revenues of $5,680,000 represented a record level of shipments for Turbotec for any three month period.

         Turbotec is primarily engaged in the design and manufacture of heat transfer and heat reclamation products. Significant risk factors and economic considerations associated with these markets include the cost of energy and incentives provided by producers, sellers and municipalities to encourage the use of more efficient equipment; interest rates that can stimulate or depress purchasing demand; the cost and availability of materials used in production; and regulatory directives relating to energy consumption, conservation and environmental issues.

         The increase in sales is due largely to a strong housing market augmented by marine air conditioning applications and commercial/industrial building HVAC needs. Although there has been some weakening in residential construction during the past few months, the overall demand for Turbotec's products has remained at consistently higher levels than prior years. Turbotec has recently developed the capability to produce special purpose enhanced surface tubing in titanium, a product that is unique to the markets it is now serving. Favorable response to this tubing product for swimming pool and spa heat pump manufacturers generated significant sales during the current period and the Company is beginning to experience interest from other market segments with requirements for extremely durable metal heat exchangers.

         Cost of sales approximated 76% of net sales in the first quarter of both fiscal 2006 and fiscal 2005. The cost of metals (principally copper and nickel) has risen sharply during the past two years to record levels and it is uncertain when the market will experience cost relief. Although the effects of these cost increases are shared with customers, the impact is a net reduction of gross margin. Despite the significant increase in metal costs over the prior year, Turbotec has been able to maintain its overall gross profit percentage by increasing efficiencies on the production floor through the implementation of various cost reduction and quality directed programs such as lean manufacturing and six sigma. A formal program has been established to train managerial and supervisory employees in these techniques which are expected to further augment savings in future periods. Turbotec also recently achieved registration under ISO standard 9001-2000, further demonstrating the company's commitment to world class manufacturing standards.

         Concurrent with the large sales increase in the current year, selling, general and administrative expenses increased by $175,000 over the prior year period. Personnel were added in customer service, product engineering and other support functions. Further investments in marketing and engineering are planned for the balance of the fiscal year as Turbotec continues to expand its product development in heat reclamation and titanium based heat exchanges.

                                  Page - 10 -

         Interest expense decreased from $117,000 in fiscal 2005 to $80,000 in the first quarter of the current year as approximately $4.6 million of the proceeds from the London offering was used to retire term and revolving debt. Offsetting the interest savings from the repayment of debt were increases in the prime rate charged by lending institutions.

         The Company recorded a net gain of $2,666,000 on the sale of a minority interest of Turbotec. Net cash received by the Company and Turbotec after transaction related expenses was $6.8 million, prior to the repayment of debt.

         The operations of a former manufacturing subsidiary, Vulcan Industries, Inc., ceased in August 2005. Accordingly, Vulcan has been reflected as a discontinued operation in both the prior and current year financial statements. Segment reporting is no longer applicable as operations are now concentrated in heat transfer product related applications.

         Income from continuing operations for the current year was $2,751,000 compared to $153,000 for the prior year period. Excluding the gain from the sale of equity in Turbotec, income before income taxes and minority interest increased by $76,000 or 39% over the prior year.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2006 consolidated working capital was $4,630,000 compared to a negative $1,676,000 at March 31, 2006. Aggregate debt related to continuing operations at June 30, 2006 was $2,227,000 as compared to $6,188,000 at March 31, 2006. Of these amounts, long-term debt was $1,937,000 and $2,829,000, respectively. The significant improvement in working capital and reduction of debt obligations is a direct result of the equity offering completed by the Company in May 2006. After payment of other obligations by both the Company and Turbotec, the companies had a consolidated cash position of $1,833,000 at June 30, 2006. These funds have been invested in short term instruments.

         Capital expenditures aggregated $135,000 in the quarter of fiscal 2006 compared to $98,000 in the same period of the prior year. The Company has earmarked a portion of the proceeds from the offering to be used to upgrade its production facilities as well as improvements in Turbotec's product development laboratory and production equipment. Capital investments will also be required to support the new markets of heat reclamation and titanium based heat exchangers.

         The Company's access to credit is expected to be adequate at both the parent company and Turbotec. Cash reserves currently exist at both companies and Turbotec has retained its revolving line of credit which currently has over $3 million of availability. Term debt financing to fund capital expenditure programs will also be explored with its bank during the coming months. The refinancing of the mortgage on the Company's primary facility is currently being investigated and is expected to be consummated during the next few months.

         Increases in operating costs continue to play a more significant role in day-to-day operations as competitive pricing pressures have restricted the ability to fully recover all added expenses. Improvements in manufacturing processes and procedures have enabled Turbotec to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions during the coming year. The regional labor markets for qualified skilled and semi-skilled employees is weak and a shortage of experienced technical support and engineering staff is anticipated for the foreseeable future. Employment related costs continue to escalate and the impact on future periods is unknown at this time although opportunities to reduce these expenses are currently being explored.


                                  Page - 11 -

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









                                  Page - 12 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS.

         There are no material legal proceedings known or threatened against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         There were no unregistered sales of equity securities of the Company during the three month period covered by this Form 10-Q SB report, except as reported in Form 8-K filed with the Securities and Exchange Commission on May 12, 2006.

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






                                 THERMODYNETICS, INC.



Date: August 10, 2006            By:    /s/  ROBERT A. LERMAN
                                        ----------------------------------------
                                        Robert A. Lerman
                                        President and Chief Executive Officer


Date: August 10, 2006            By:    /s/  JOHN F. FERRARO
                                        ----------------------------------------
                                        John F. Ferraro
                                        Treasurer and Chief Financial Officer