Form 10QSB
period 2006-09-30
THERMODYNETICS INC
filed 2006-11-13
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006 Commission File Number:
0-10707

                              THERMODYNETICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                    06-1042505
-----------------------------------       --------------------------------------
  (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)


651 DAY HILL ROAD, WINDSOR, CT                   06095              860-683-2005
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)       (Zip Code)     (Telephone Number)


--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              CLASS                            OUTSTANDING AT SEPTEMBER 30, 2006
--------------------------------               ---------------------------------
  Common stock $.01 Par Value                       4,027,361 Shares





Transitional Small Business Disclosure Format     Yes (  )   No (x)

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                              PAGE NUMBER
                                                                              -----------
 PART I          FINANCIAL INFORMATION

       Item 1.   Financial Statements

                 Consolidated Balance Sheets
                    September 30, 2006 and March 31, 2006.........................      3

                 Consolidated Statements of Income
                    Three Months Ended September 30,
                    2006 and 2005.................................................      4

                 Consolidated Statements of Income
                    Six Months Ended September 30,
                    2006 and 2005.................................................      5

                 Consolidated Statements of Cash Flows
                    Six Months Ended September 30,
                    2006 and 2005.................................................      6

                 Notes to Consolidated Financial Statements.......................   7-10

       Item 2.   Management's Discussion and Analysis or
                                    Plan of Operation ............................  11-13

       Item 3.   Controls and Procedures .........................................     13


 PART II         OTHER INFORMATION

       Item 1.   Legal Proceedings................................................     14

       Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......     14

       Item 3.   Defaults Upon Senior Securities..................................     14

       Item 4.   Submission of Matters to a Vote of Security Holders..............     14

       Item 5.   Other Information................................................     14

       Item 6.   Exhibits and Reports on Form 8-K.................................     14

SIGNATURE PAGE ...................................................................     15

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
         --------------------

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (in 000's)
                                     ASSETS

                                                               SEPTEMBER 30, 2006        MARCH 31, 2006
                                                               ------------------        --------------
                                                                   (Unaudited)              (Audited)
CURRENT ASSETS
  Cash                                                               $  1,245              $      0
  Accounts Receivable, Net                                              2,501                 2,050
  Inventories                                                           3,653                 3,001
  Prepaid Expenses and Other Current Assets                               529                   470
                                                                     --------              --------
    Total Current Assets                                                7,928                 5,521
                                                                     --------              --------

PROPERTY, PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                              14,425                14,163
  Less: Accumulated Depreciation                                        7,204                 7,008
                                                                     --------              --------
   Property, Plant, and Equipment - Net                                 7,221                 7,155
                                                                     --------              --------

OTHER ASSETS
  Intangible Assets - Net of Amortization                                  93                    93
  Officers' Life Insurance Receivable                                       0                     2
  Investment in Unaffiliated Company                                       95                    95
  Deferred Income Taxes                                                 1,760                   895
  Deposits and Other                                                       40                    49
                                                                     --------              --------
    Total Other Assets                                                  1,988                 1,134
                                                                     --------              --------

TOTAL ASSETS                                                         $ 17,137              $ 13,810
                                                                     ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable                                                   $ 2,308                $ 2,259
  Accrued Taxes and Expenses                                             311                    336
  Current Portion of Long-Term Debt                                      270                    449
  Notes Payable - Bank                                                   197                  2,610
  Notes Payable - Other                                                    0                    300
  Current Liabilities of Discontinued Operations                          71                  1,243
                                                                     -------                -------
    Total Current Liabilities                                          3,157                  7,197
                                                                     -------                -------

DEFERRED INCOME TAXES                                                    908                      0
LONG-TERM DEBT                                                         1,884                  2,829
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS                       3,364                  2,998
MINORITY INTEREST IN SUBSIDIARY                                        2,784                      0
STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
    Authorized 25,000,000 shares, issued 4,027,361 shares at
    6/30/06 and 3,989,782 shares at 3/31/06                               40                     40
  Additional Paid-in Capital                                           7,237                  5,783
  Retained Earnings (Deficit)                                         (2,237)                (5,037)
                                                                     -------                -------
    Total Stockholders' Equity                                         5,040                    786
                                                                     -------                -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                               $17,137                $13,810
                                                                     =======                =======

              The accompanying notes are an integral part of these
                        consolidated financial statements


                                   Page - 3 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)
                        IN (000's) EXCEPT PER SHARE DATA

                                                             2006          2005
                                                             ----          ----

Net Sales                                                $     5,865    $     4,532

Cost of Goods Sold                                             4,785          3,319
                                                         -----------    -----------

Gross Profit                                                   1,080          1,213

Selling, General & Administrative Expenses                       809            800
                                                         -----------    -----------

Income From Operations                                           271            413
                                                         -----------    -----------

Other Income (Expense)
    Interest Expense, Net                                        (64)          (113)
    Other - Net                                                   31              0
                                                         -----------    -----------
     Total Other Income (Expense)                                (33)          (113)
                                                         -----------    -----------
Minority Interest in Subsidiary                                   86              0
                                                         -----------    -----------
Income Before Income Taxes                                       152            300

Provision for Income Taxes                                        73            115
                                                         -----------    -----------
Income From Continuing Operations                                 79            185

Discontinued Operations:
Loss from Discontinued Operations Before Income Taxes              0         (2,003)
Income Tax Benefit                                                 0         (1,030)
                                                         -----------    -----------
Loss From Discontinued Operations                                  0           (973)
                                                         -----------    -----------

Net Income  (Loss)                                       $        79    $      (788)
                                                         ===========    ===========

Earnings (Loss) per Share- Basic
Earnings (Loss) per Share From Continuing Operations     $       .02    $       .05
Earnings (Loss) per Share From Discontinued Operations             0           (.25)
                                                         -----------    -----------
Total Earnings (Loss) per Share - Basic                  $       .02    $      (.20)
                                                         ===========    ===========
  Earnings (Loss) per Share- Diluted
  Earnings (Loss) per Share From Continuing Operations
  Earnings (Loss) per Share From Discontinued Operations
  Total Earnings (Loss) per Share - Diluted              $       .05    $       .02
                                                                (.25)             0
                                                         -----------    -----------
                                                         $      (.20)   $       .02
                                                         ===========    ===========

Weighted Average Shares Outstanding- Basic                 4,027,361      3,968,782
                                                         ===========    ===========
Weighted Average Shares Outstanding- Diluted               4,027,361      3,968,782
                                                         ===========    ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements


                                   Page - 4 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)
                        IN (000's) EXCEPT PER SHARE DATA

                                                                 2006           2005
                                                                 ----           ----

Net Sales                                                    $    11,545    $     9,066

Cost of Goods Sold                                                 9,106          6,753
                                                             -----------    -----------

Gross Profit                                                       2,439          2,312

Selling, General & Administrative Expenses                         1,773          1,589
                                                             -----------    -----------

Income From Operations                                               666            723
                                                             -----------    -----------

Other Income (Expense)
    Interest Expense, Net                                           (144)          (230)
    Gain on Sale of Subsidiary Stock                               2,666              0
    Other - Net                                                      (15)             0
                                                             -----------    -----------
     Total Other Income (Expense)                                  2,507           (230)
                                                             -----------    -----------

Minority Interest in Subsidiary                                      128              0
                                                             -----------    -----------
Income Before Income Taxes                                         3,045            493

Provision for Income Taxes                                           215            155
                                                             -----------    -----------
Income From Continuing Operations                                  2,830            338

Discontinued Operations:
Loss from Discontinued Operations Before Income Taxes                  9         (2,099)
Income Tax Benefit                                                     0         (1,030)
                                                             -----------    -----------
Loss From Discontinued Operations                                      9         (1,069)

Net Income (Loss)                                            $     2,821    $      (731)
                                                             ===========    ===========

Earnings (Loss) per Share - Basic
Earnings (Loss) per Share From Continuing Operations         $       .70    $       .09
Earnings (Loss) per Share From Discontinued Operations                 0           (.27)
                                                             -----------    -----------
Total Earnings (Loss) per Share - Basic                      $       .70    $      (.18)
                                                             ===========    ===========
Earnings (Loss) per Share - Diluted
Earnings (Loss) per Share From Continuing Operations
Earnings (Loss) per Share From Discontinued Operations
Total Earnings (Loss) per Share - Diluted                    $       .70    $       .09
                                                                       0           (.27)
                                                             -----------    -----------
                                                             $       .70    $      (.18)
                                                             ===========    ===========

    Weighted Average Shares Outstanding - Basic                4,021,201      3,961,282
                                                             ===========    ===========
    Weighted Average Shares Outstanding - Diluted              4,021,201      3,961,282
                                                             ===========    ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements


                                   Page - 5 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)
                                   IN (000'S)

                                                                      2006             2005
                                                                      ----             ----
OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 2,821          $  (731)
         Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:

  Depreciation and amortization                                         196              204
  Gain on sale of stock of subsidiary                                (2,666)             -0-
  Minority interest in earnings of subsidiary                           128              -0-
  Deferred tax provision                                                 43             (875)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                              49              335
    Decrease (increase) in prepaid expenses and other assets            (48)            (247)
    Decrease (increase) in accounts receivable                         (451)            (160)
    Decrease (increase) in inventories                                 (652)            (239)
    Increase (decrease) in accrued taxes and expenses                   (25)            (139)
  Cash provided from discontinued  operations                             9            1,320
                                                                    -------          -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                       (596)            (532)
                                                                    -------          -------

INVESTING ACTIVITIES;
  Purchases of property, plant and equipment, net                      (262)            (132)
  Proceeds from sale of stock of subsidiary                           6,755              -0-
  Loss on disposal of fixed assets of discontinued business               0              658
  Proceeds from sale of assets of discontinued business                   0              265
                                                                    -------          -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   6,493              791
                                                                    -------          -------

FINANCING ACTIVITIES
  Net proceeds (payments) on revolving and term debt                    287              984
  Principal payments on long-term debt                                 (320)            (245)
  Proceeds from stock sale used to repay debt                        (4,619)             -0-
  Cash used in financing activities of discontinued operations          -0-             (996)
                                                                    -------          -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (4,652)            (257)
                                                                    -------          -------

INCREASE (DECREASE) IN CASH                                           1,245                2
CASH AT BEGINNING OF PERIOD                                             -0-              -0-
                                                                    -------          -------
CASH AT END OF PERIOD                                               $ 1,245          $     2
                                                                    =======          =======

              The accompanying notes are an integral part of these
                        consolidated financial statements


                                   Page - 6 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended September 30, 2006 and September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: SALE OF MINORITY INTEREST IN SUBSIDIARY

On May 8, 2006, Thermodynetics ("Company") completed the sale of a minority interest of its subsidiary, Turbotec Products Plc, (the "Plc"), whereby approximately 43.68% of that company was sold to institutional investors pursuant to an offering on the AIM Market of the London Stock Exchange. Prior to the offering, Turbotec Products Plc was formed in the United Kingdom and the Plc owns 100% of its operating subsidiary, Turbotec Products, Inc. Pursuant to the offering, the Company and Turbotec Products Plc each sold 2,797,183 shares (a total of 5,594,366 ordinary shares of the Plc) at the price of 85 pence per ordinary share, resulting in gross proceeds of 4,755,211 British Pounds. Under the terms of the offering the two companies shared equally in the net proceeds after fees and expenses. From the net proceeds received, an aggregate of approximately $4,334,000 was used to repay bank debt.

The Company and its Board of Directors (the "Board") pursuant to a Relationship Agreement (RA) have undertaken, inter alia, not to exercise its voting rights in the shares of the Plc, except with the consent of the nominated advisor and Plc (on the authority of its non-executive Directors) to vote in favor of any resolution to give the Board authority under British law to allot shares in the Company, or under British law to vote to remove or reduce any pre-emption rights that shareholders may have. The RA contains further provisions restricting the ability of the Company to dispose of its interest in the ordinary Shares into the United States in a manner that would require registration of any such disposition under the US Securities Act.

LOAN MODIFICATIONS:

The Company, certain of its subsidiaries, and their bank entered into certain loan modification agreements to provide for the separation of the credit facilities between the Company and Turbotec Products, Inc., and the release of certain cross collateral guarantees. Principally, the Company's remaining indebtedness with its principal bank are: a secured mortgage term loan in the original principal amount of $2,025,000 secured by the real estate and building at 651 Day Hill Road, Windsor, CT. and a term loan of the original principal amount of $183,000, secured by all of the assets of the Company. On October 6, the $183,000 note was repaid and $37,000 of the escrowed sum was released. The Company remains indebted on its mortgage secured by the real estate and building at 50 Baker Hollow Road, Windsor, CT through a second bank. The Company has also pledged $337,000 as cash collateral at its principal bank to secure certain obligations. Turbotec Products, Inc. remains indebted on an equipment term note and a revolving line of credit.

                                   Page - 7 -

NOTE 3: DISCONTINUED OPERATIONS

On July 5, 2005, the Company and its Vulcan Industries, Inc. subsidiary (Vulcan), received a notice of default from an equipment finance institution on a term loan secured by equipment. On July 6, 2005, the Company received a notice from its bank stating that it was in default of the bank's term loan.

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

NOTE 4: INVENTORIES

Inventories consist of the following at (in 000's):

                              SEPTEMBER 30, 2006       MARCH 31, 2006
                              ------------------       --------------
     Raw materials                 $ 1,912                 $ 1,329
     Work-in-process                   131                     102
     Finished goods                  1,645                   1,605
     Less: Reserves                     35                      35
                                   -------                 -------
                                   $ 3,653                 $ 3,001
                                   =======                 =======

Inventories are valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.

NOTE 5: EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three months ended September 30, 2006 and September 30, 2005 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

                                      Three Months Ended Sept. 30      Six Months Ended Sept 30
                                           2006          2005              2006         2005
                                          ----           ----              ----         ----
Weighted Average Shares - (Basic)       4,027,361     3,968,782         4,021,201     3,961,282
Assumed Conversion of Stock Options           -0-           -0-               -0-           -0-
                                        ---------     ---------         ---------     ---------
Weighted Average Shares - (Diluted)     4,027,361     3,968,782         4,021,201     3,961,282
                                        =========     =========         =========     =========


                                   Page - 8 -

NOTE 6: INCOME TAXES

In accordance with "Statement of Accounting Standards No. 109, Accounting for Income Taxes" (SFAS 109), the primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows (in 000's):

                                            SEPTEMBER 30, 2006    MARCH 31, 2006
                                            ------------------    --------------

     Assets:
      Uniform capitalization adjustment           $     9             $     4
      Net operating loss carryforward               1,698               1,749
      Investment tax credits                          144                 144
      Research and development credit                 120                  10
      Capital loss                                    162                 162
             Other                                     57                  46
                                                  -------             -------
                                                    2,190               2,115
                                                  -------             -------
    Liabilities:
      Accelerated depreciation                     (1,269)             (1,220)
      Valuation reserve                               (69)                -0-
                                                  -------             -------
                                                   (1,338)             (1,220)
                                                  -------             -------
    Net deferred tax asset                        $   852             $   895
                                                  =======             =======

At September 30, 2006, the Company had net operating loss carryforwards of approximately $1,700,000 expiring from 2007 to 2012.


NOTE 7: INVESTMENT / LOAN

In September 2006, the Company advanced $300,000 to an unaffiliated company and received a note due March 7, 2007 in the amount of $342,858. The note is convertible into common stock at the option of the holder at the rate of $0.439 per share and bears interest at a rate of 25% per annum. The borrower is presently planning an initial public offering of its stock ("IPO") and the expectation is that either (a) the loan will be repaid from the proceeds of the IPO, (b) the note will be converted into shares of stock and sold at the same time the borrower sells its shares via the IPO, or (c) if the underwriter of the IPO refuses to allow the holder to sell its shares in the IPO, the borrower will buy the shares from the Company at the IPO price. The Company also received 208,001 warrants in the borrower that are exercisable at $0.439 and expire on September 7, 2010.

NOTE 8: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's ("FASB") "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                              6 MONTHS ENDED SEPT 30, (in 000's)
                                              -----------------------
                                               2006             2005
                                               ----             ----
    Cash payments for interest                 $ 80             $230

NOTE 9: FINANCIAL ACCOUNTING STANDARDS

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an



                                   Page - 9 -
attest report from their independent registered public accountant about management's report. The Company is not required to comply with section 404 of the Act until the fiscal year ending March 31, 2008.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. The Company implemented SFAS No. 151 for inventory costs incurred during fiscal years beginning after September 15, 2005, with earlier application permitted for such costs incurred during fiscal years beginning after November 24, 2004. SFAS No. 151 did not have a material impact on the Company's financial statements.

NOTE 10: SUBSEQUENT EVENT - SETTLEMENT OF DEBT

In October 2006, the Company reached agreement with the holders of promissory notes aggregating $581,500 wherein threatened litigation allowed the Company to pay $10,000 in exchange for full releases and cancellation of the debt. This transaction resulted in a gain on the extinguishment of the debt which will be recognized during the quarter ended December 31, 2006.













                                  Page - 10 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS

         The Company recorded record net sales of $5,865,000 and $11,545,000 for the three and six months ended September 30, 2006 representing a 29% and 27% increase over the prior year period. A majority of the sales increase resulted from the pass through of material cost increases incurred.

         The increase in sales is due largely to sales of condenser/evaporator coils for the housing market augmented by increased sales of enhanced tubing used in specialty commercial boiler applications. Despite reported weakening in residential construction during the past few months, the overall demand for the coils has remained at higher levels than previously. Enhanced surface tubing in titanium is unique to the swimming pool heater market and it has enabled the capture of a large part of this market niche while other applications for surface enhanced titanium tubing are being investigated.

         Cost of sales approximated 82% and 79% of net sales in the current quarter and six months of this fiscal year compared to 73% and 74% in fiscal 2006. The cost of copper rose sharply between March and May 2006 to record levels and has moderated since; nickel continued to rise unabatedly. The net impact has been a significant reduction in gross margin and a higher inventory carrying value (20% higher than at March 31, 2006). A training program to improve efficiencies on the production floor and pricing initiatives have been initiated.

         Staff additions and other investments have been made and are planned for the balance of the fiscal year to expand product development activities for heat reclamation, to pursue titanium based heat exchanger applications and for general sales programs. On a consolidated basis, operating expenses for the current three and six months increased by $9,000 and $184,000, respectively compared to the prior periods.

         The Company recorded a net gain of $2,666,000 on the sale of a minority interest of Turbotec Products, Plc in May 2006. Net cash received after transaction related expenses was $6.8 million. Interest expense decreased significantly as approximately $4.6 million of the proceeds from the London offering was used to retire debt. Minority shareholder interest in the net earnings of Turbotec was $86,000 and $128,000, respectively, for the three and six month periods ended September 30, 2006.

         Income from continuing operations for the current year to date period was $2,830,000 compared to $338,000 for the prior year period. Excluding the gain from the sale of equity in Turbotec, income before income taxes and minority interest increased by $14,000 or 3% over the prior year. The operations of a former manufacturing subsidiary, Vulcan Industries, Inc., ceased in September 2005. Accordingly, Vulcan has been reflected as a discontinued operation in both the prior and current year financial statements. Turbotec is primarily engaged in the design and manufacture of heat transfer and heat reclamation products. Segment reporting is no longer applicable as operations are now concentrated in heat transfer product related applications.

         Significant risk factors and economic considerations include the cost of energy and incentives provided by producers, sellers and municipalities to encourage the use of more efficient equipment; interest rates that can stimulate or depress purchasing demand; the cost and availability of materials used in production; and regulatory directives relating to energy consumption, conservation and environmental issues.

         ACQUISITION SEARCH

         The Company has initiated a search for a suitable acquisition and has begun to circulate its ideal acquisition criteria which include a) a business in metals manufacturing, b) having a proprietary product or service, engineering oriented, c) with net revenues of $6 - $60 million and positive cash flow, d) continuing management and established sales force, and e) an OEM customer base with growing market, international preferred.


                                  Page - 11 -

         LIQUIDITY AND CAPITAL RESOURCES

         In May 2006 the Company completed the sale of a 43.68% interest in its newly formed United Kingdom subsidiary Turbotec Products, Plc (Turbotec) through a public offering of Turbotec's securities on the AIM market, part of the London Stock Exchange.

         At September 30, 2006 consolidated working capital was $4,771,000 compared to a negative $1,676,000 at March 31, 2006. Aggregate debt related to continuing operations at September 30, 2006 was $2,351,000 as compared to $6,188,000 at March 31, 2006. Of these amounts, long-term debt was $1,884,000 and $2,829,000, respectively. These improvements are a direct result of the London equity offering of shares of Turbotec in May 2006. The Company had a consolidated cash position of $1,245,000 at September 30, 2006.

         Capital expenditures aggregated $262,000 for the first six months of fiscal 2007 compared to $132,000 in the same period of the prior year. A portion of the proceeds from the offering is planned to be used to upgrade the infrastructure of the primary manufacturing plant as well as improvements in the product development laboratory and for production equipment. Capital investments will also be required to support the new markets of heat reclamation and titanium based heat exchangers.

         The Company's access to credit is expected to be adequate. Cash reserves currently exist and Turbotec has a revolving line of credit which currently has over $3 million of availability. A separate line of credit to fund capital expenditure programs and the refinancing of the mortgage on the Company's primary facility is expected to be consummated during the next few months.

         Increases in operating costs continue to play a more significant role in day-to-day operations as competitive pricing pressures have restricted the ability to fully recover all added expenses. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions. A portion of the cost increases in metals have been passed on to the customer base which has had a significant negative impact on gross margins while also increasing the carrying value of inventories. A shortage of experienced technical support, engineering staff and skilled and semi-skilled employees is being experienced. Employment related costs continue to escalate and the impact on future periods is unknown although opportunities to reduce these expenses are currently being explored.

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


                                  Page - 12 -

ITEM 3  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES -

         Management believes that the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the reported period are designed to ensure that the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported on a timely basis. No significant deficiencies or material weaknesses requiring corrective actions were uncovered.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         There were no unregistered sales of equity securities of the Company during the three month period covered by this Form 10-Q SB report.

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


                                  Page - 13 -

     o   Exhibit 31(a)     Certification of Chief Executive Officer.
     o   Exhibit 31(b)     Certification of Chief Financial Officer.

    Section 1350 Certifications:

     o   Exhibit 32(a)     Certification of Chief Executive Officer.
     o   Exhibit 32(b)     Certification of Chief Financial Officer.














                                  Page - 14 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                 SIGNATURE PAGE






In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   THERMODYNETICS, INC.



Date: November 10, 2006            By:    /s/  ROBERT A. LERMAN
                                        ----------------------------------------
                                        Robert A. Lerman
                                        President and Chief Executive Officer

Date: November 10, 2006            By:    /s/  JOHN F. FERRARO
                                        ----------------------------------------
                                        John F. Ferraro
                                        Treasurer and Chief Financial Officer