Form 10QSB
period 2006-12-31
THERMODYNETICS INC
filed 2007-02-13
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended DECEMBER 31, 2006
                                                 Commission File Number: 0-10707


                              THERMODYNETICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                              06-1042505
--------------------------------------------------------------------------------
(State or other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


651 DAY HILL ROAD, WINDSOR, CT          06095                   860-683-2005
--------------------------------------------------------------------------------
   (Address of Principal              (Zip Code)             (Telephone Number)
     Executive Offices)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


                  Class                         Outstanding At December 31, 2006
---------------------------------------         --------------------------------
      Common stock $.01 Par Value                       4,027,361 Shares


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



Transitional Small Business Disclosure Format   Yes (  )   No ( x )


                                    Page -1-

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                     Page Number
                                                                     -----------

PART I             FINANCIAL INFORMATION

       Item 1.     Financial Statements

                   Consolidated Balance Sheets
                      December 31, 2006 and March 31, 2006................   3

                   Consolidated Statements of Income
                      Three Months Ended December 31,
                      2006 and 2005.......................................   4

                   Consolidated Statements of Income
                      Nine Months Ended December 31,
                      2006 and 2005.......................................   5

                   Consolidated Statements of Cash Flows
                      Nine Months Ended December 31,
                      2006 and 2005.......................................   6

                   Notes to Consolidated Financial Statements............. 7-10

       Item 2.     Management's Discussion and Analysis or
                         Plan of Operation ............................... 11-13

       Item 3.     Controls and Procedures ...............................  13


PART II            OTHER INFORMATION

       Item 1.     Legal Proceedings......................................  13

       Item 2.     Unregistered Sales of Equity Securities and
                         Use of Proceeds..................................  13

       Item 3.     Defaults Upon Senior Securities........................  13

       Item 4.     Submission of Matters to a Vote of Security Holders....  14

       Item 5.     Other Information......................................  14

       Item 6.     Exhibits...............................................  14

SIGNATURE PAGE ...........................................................  15


                                    Page -2-

                          PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
         --------------------

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (in 000's)

                                     ASSETS

                                                            DECEMBER 31, 2006         MARCH 31, 2006
                                                            -----------------         --------------
                                                               (Unaudited)               (Audited)
CURRENT ASSETS
  Cash                                                          $     946                $       0
  Accounts Receivable, Net                                          2,394                    2,050
  Inventories                                                       3,862                    3,001
  Prepaid Expenses and Other Current Assets                           511                      470
                                                                ---------                ---------
    Total Current Assets                                            7,713                    5,521
                                                                ---------                ---------

PROPERTY, PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                          14,738                   14,163
  Less: Accumulated Depreciation                                    7,303                    7,008
                                                                ---------                ---------
   Property, Plant, and Equipment - Net                             7,435                    7,155
                                                                ---------                ---------

OTHER ASSETS
  Intangible Assets - Net of Amortization                              93                       93
  Officers' Life Insurance Receivable                                   0                        2
  Investment in Unaffiliated Company                                   95                       95
  Deferred Income Taxes                                             1,492                      895
  Deposits and Other                                                   71                       49
                                                                ---------                ---------
    Total Other Assets                                              1,751                    1,134
                                                                ---------                ---------

TOTAL ASSETS                                                    $  16,899                $  13,810
                                                                =========                =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                              $   1,898                $   2,259
  Accrued Taxes and Expenses                                          193                      336
  Current Portion of Long-Term Debt                                   217                      449
  Notes Payable - Bank                                                567                    2,610
  Notes Payable - Other                                                 0                      300
  Current Liabilities of Discontinued Operations                       33                    1,243
                                                                ---------                ---------
    Total Current Liabilities                                       2,908                    7,197
                                                                ---------                ---------

DEFERRED INCOME TAXES                                                 908                        0
LONG-TERM DEBT                                                      2,035                    2,829
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS                    2,782                    2,998
MINORITY INTEREST IN SUBSIDIARY                                     2,857                        0
STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
    Authorized 25,000,000 shares, issued 4,027,361 shares at
    12/31/06 and 3,989,782 shares at 3/31/06                           40                       40
  Additional Paid-in Capital                                        7,237                    5,783
  Retained Earnings (Deficit)                                     (1,868)                  (5,037)
                                                                ---------                ---------
    Total Stockholders' Equity                                      5,409                      786
                                                                ---------                ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                          $  16,899                $  13,810
                                                                =========                =========

The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -3-

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                        IN (000's) EXCEPT PER SHARE DATA

                                                               2006                       2005
                                                            ---------                   ---------
Net Sales                                                   $   5,767                   $   4,531
Cost of Goods Sold                                              4,518                       3,462
                                                            ---------                   ---------
Gross Profit                                                    1,249                       1,069
Selling, General & Administrative Expenses                      1,041                         772
                                                            ---------                   ---------
Income From Operations                                            208                         297
                                                            ---------                   ---------

Other Income (Expense)
     Interest Expense, Net                                     (   53)                     (  120)
     Gain on Sale of Stock                                         -0-                         -0-
     Gain on Extinguishment of Debt                               606                          -0-
     Other - Net                                                   22                          -0-
                                                            ---------                   ---------
     Total Other Income (Expense)                                 575                      (  120)
                                                            ---------                   ---------
Minority Interest in Subsidiary                                    73                          -0-
                                                            ---------                   ---------
Income Before Income Taxes                                        710                         177
Provision for Income Taxes                                        340                          -0-
                                                            ---------                   ---------
Income From Continuing Operations                                 370                         177

Discontinued Operations:
Income (Loss) from Discontinued Operations Before Taxes             0                      (  142)
Income Tax Benefit                                                  0                          -0-
                                                            ---------                   ---------
Income (Loss) From Discontinued Operations                          0                        (142)
                                                            ---------                   ---------

Net Income                                                  $     370                   $      35
                                                            =========                   ---------



Earnings (Loss) per Share- Basic
Earnings (Loss) per Share- Continuing Operations            $     .09                   $     .04
Earnings (Loss) per Share - Discontinued Operations                -0-                       (.03)
                                                            ---------                   ---------
Total Earnings (Loss) per Share - Basic                     $     .09                   $     .01
                                                            =========                   =========

  Earnings (Loss) per Share- Diluted
  Earnings (Loss) per Share From Continuing Operations      $     .09                   $     .04
  Earnings (Loss) per Share From Discontinued Operations         (.03)                         -0-
  Total Earnings (Loss) per Share - Diluted                 ---------                   ---------
                                                            $     .01                   $     .09
                                                            =========                   =========

Weighted Average Shares Outstanding- Basic and Diluted      4,027,361                   3,983,782
                                                            =========                   =========



The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -4-

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                        IN (000's) EXCEPT PER SHARE DATA

                                                                 2006                       2005
                                                              ---------                   ---------
Net Sales                                                    $   17,312                  $   13,596
Cost of Goods Sold                                               13,624                      10,215
                                                              ---------                   ---------
Gross Profit                                                      3,688                       3,381
Selling, General & Administrative Expenses                        2,814                       2,361
                                                              ---------                   ---------
Income From Operations                                              874                       1,020
                                                              ---------                   ---------

Other Income (Expense)
     Interest Expense, Net                                      (   197)                     (  350)
     Gain on Sale of Stock                                        2,666                          -0-
     Gain on Extinguishment of Debt                                 606
     Other - Net                                                      7                          -0-
                                                              ---------                   ---------
     Total Other Income (Expense)                                 3,082                      (  350)
                                                              ---------                   ---------
Minority Interest in Subsidiary                                     201                          -0-
                                                              ---------                   ---------
Income Before Income Taxes                                        3,755                         670
Provision for Income Taxes                                          555                         155
                                                              ---------                   ---------

Income From Continuing Operations                                 3,200                         515

Discontinued Operations:
Income (Loss) from Discontinued Operations Before Taxes              (9)                   (  1,583)
Loss on Disposal of Assets of Discontinued Operation                 -0-                   (    658)
Income Tax Provision (Benefit)                                       -0-                   (  1,030)
                                                              ---------                   ---------
Income (Loss) From Discontinued Operations                      (     9)                   (  1,211)
                                                              ---------                   ---------

Net Income  (Loss)                                            $   3,191                   $  (  696)
                                                              =========                   =========

Earnings (Loss) per Share- Basic
Earnings (Loss) per Share- Continuing Operations              $     .79                   $     .13
Earnings (Loss) per Share - Discontinued Operations                  -0-                       (.30)
                                                              ---------                   ---------
Total Earnings (Loss) per Share - Basic                       $     .79                   $    (.17)
                                                              =========                   =========


  Earnings (Loss) per Share- Diluted
  Earnings (Loss) per Share From Continuing Operations        $     .79                   $     .13
  Earnings (Loss) per Share From Discontinued Operations             -0-                      ( .30)
                                                              ---------                   ---------
  Total Earnings (Loss) per Share - Diluted                   $     .79                   $   ( .17)
                                                              =========                   =========

    Weighted Average Shares Outstanding- Basic and Diluted    4,023,261                   3,978,873
                                                              =========                   =========

The accompanying notes are an integral part of these consolidated financial statements.


                                    Page -5-

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)
                                   IN (000'S)

                                                                                 2006               2005
                                                                               --------            -------
OPERATING ACTIVITIES:
  Net income (loss)                                                            $  3,191            $(  696)
         Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
  Depreciation and amortization                                                     295                305
  Gain on sale of stock of subsidiary                                           ( 2,666)                -0-
  Forgiveness of debt of discontinued operation                                    (606)                -0-
 Minority interest in earnings of subsidiary                                        201                 -0-
 Deferred tax provision                                                             311            (   875)
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                                     (   361)               131
    Decrease (increase) in prepaid expenses and other assets                    (    66)           (   303)
    Decrease (increase) in accounts receivable                                  (   344)           (    24)
    Decrease (increase) in inventories                                          (   861)           (   209)
    Increase (decrease) in accrued taxes and expenses                           (   136)           (   197)
 Cash provided from discontinued  operations                                    (     8)             1,633
                                                                               --------            -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                                 (1,050)           (   235)
                                                                               --------            -------

INVESTING ACTIVITIES;
 Purchases of property, plant and equipment, net                                (   575)           (   164)
Proceeds from sale of stock of subsidiary                                         6,755                 -0-
Loss on disposal of fixed assets of discontinued business                             0                658
Proceeds from sale of assets of discontinued business                                 0                265
                                                                               --------            -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               6,180                759
                                                                               --------            -------

FINANCING ACTIVITIES
  Proceeds from short term borrowings and notes payable                             657                974
  Principal payments on long-term debt                                          (   201)            (  192)
  Proceeds from stock sale used to repay debt                                   ( 4,619)                -0-
  Cash used in financing activities of discontinued operations                  (    21)            (1,304)
                                                                               --------            -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             ( 4,184)            (  522)
                                                                               --------            -------

INCREASE (DECREASE) IN CASH                                                         946                  2
CASH AT BEGINNING OF PERIOD                                                          -0-                -0-
                                                                               --------            -------
CASH AT END OF PERIOD                                                          $    946            $     2
                                                                               ========            =======


The accompanying notes are an integral part of these consolidated financial statements.

                                    Page -6-

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

         NOTE 1:  BASIS OF PRESENTATION

         The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended December 31, 2006 and December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

         NOTE 2:  SALE OF MINORITY INTEREST IN SUBSIDIARY

         On May 8, 2006, Thermodynetics ("Company") sold a 43.68% interest in its subsidiary, Turbotec Products Plc, ("Plc"), to institutional investors pursuant to an offering on the AIM Market of the London Stock Exchange. Prior to the offering, the Plc was formed in the United Kingdom and the Company transferred its entire interest in its operating subsidiary, Turbotec Products, Inc. to the Plc. Pursuant to the offering, the Company and the Plc each sold 2,797,183 shares (a total of 5,594,366 ordinary shares of the Plc) for 85 pence per ordinary share, resulting in gross proceeds of $8,765,280. Under the terms of the offering the two companies shared equally in the net proceeds after fees and expenses. From the net proceeds received, an aggregate of approximately $4,619,000 was used to repay bank debt.

         The Company and its Board of Directors (the "Board") pursuant to a Relationship Agreement (RA) have undertaken, inter alia, not to exercise its voting rights in the shares of the Plc, except with the consent of the nominated advisor and the Plc (on the authority of its non-executive Directors) to vote in favor of any resolution to give the Board authority under British law to allot shares in the Company, or under British law to vote to remove or reduce any pre-emption rights that shareholders may have. The RA contains further provisions restricting the ability of the Company to dispose of its interest in the ordinary Shares into the United States in a manner that would require registration of any such disposition under the US Securities Act.

         LOAN MODIFICATIONS:
         The Company, certain of its subsidiaries, and their original bank entered into certain loan modification agreements to provide for the separation of the credit facilities between the Company and Turbotec Products, Inc., and the release of certain cross collateral guarantees. Principally, the Company's remaining indebtedness with the bank were a secured mortgage term loan in the original principal amount of $2,025,000 secured by the real estate and building at 651 Day Hill Road, Windsor, CT. and a term loan of the original principal amount of $183,000, secured by all of the assets of the Company. In October 2006 the $183,000 note was repaid and in December 2006 the Company refinanced the mortgage note secured by the 651 Day Hill Road property with another bank that holds a mortgage secured by the real estate and building at 50 Baker Hollow Road, Windsor, CT. The Company also received a two year revolving line of credit with a maximum availability of $1,100,000, also secured by the real estate and building. The Company no longer has borrowings from the original bank; however Turbotec Products, Inc. remains indebted on an equipment term note and a revolving line of credit with that bank.


                                    Page -7-

         NOTE 3: DISCONTINUED OPERATIONS AND GAIN ON EXTINGUISHMENT OF DEBT

         In July 2005, the Company and its Vulcan Industries, Inc. subsidiary (Vulcan), received notices of default of term loans with a secured lender and its principal bank. The Company subsequently consummated an agreement with a major customer of Vulcan and the lenders, whereby the customer purchased certain Vulcan equipment by paying certain of Vulcan's outstanding debts. The Company and Vulcan received releases for the related obligations.
         The Company and its bank (as the only remaining secured creditor) entered into an agreement whereby the bank waived the existing defaults on all debt instruments (except those relating to the Vulcan debt which continued) and modified a financial covenant to exclude Vulcan from the compliance calculation.

         In August 2005, the Company discontinued the operations of Vulcan and began liquidating its remaining assets and paid all sums received to the bank. At September 2005 all operating assets of Vulcan had been liquidated and the Company and the bank restructured the balance of the secured debt resulting from the Vulcan closure.

         In November 2006 the Company and the selling shareholders of Vulcan reached agreement on extinguishing the remaining unpaid notes payable relating to the acquisition of Vulcan. Under the agreement, all unpaid notes were cancelled together with accrued interest payable in exchange for a payment of $10,000. Accordingly, the Company recorded a gain on extinguishment of debt of $605,928, less applicable income taxes of $193,000.

         NOTE 4:  INVENTORIES

         Inventories consist of the following at (in 000's):

                                         December 31, 2006       March 31, 2006
                                         -----------------       --------------
                  Raw materials               $ 2,061               $  1,329
                  Work-in-process                 137                    102
                  Finished goods                1,699                  1,605
                  Less: Reserves                   35                     35
                                              -------               --------
                                              $ 3,862               $  3,001
                                              =======               ========

         Inventories are valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.


         NOTE 5:  EARNINGS PER SHARE

         The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three and nine months ended December 31, 2006 and December 31, 2005 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

         The weighted average numbers of shares outstanding used in the calculations are as follows:

                                                   Three Months Ended Dec. 31                Nine Months Ended Dec 31
                                                     2006              2005                   2006             2005
                                                     ----              ----                   ----             ----
         Weighted Average Shares - (Basic)         4,027,361         3,983,219             4,023,261         3,978,873
         Assumed Conversion of Stock Options             -0-               -0-                   -0-               -0-
                                                   ---------         ---------             ---------         ---------
         Weighted Average Shares- (Diluted)        4,027,361         3,983,219             4,023,261         3,978,873
                                                   =========         =========             =========         =========

                                    Page -8-

         NOTE 6:  INCOME TAXES

         In accordance with "Statement of Accounting Standards No. 109, Accounting for Income Taxes", the primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows (in 000's):

                                                     December 31, 2006       March 31, 2006
                                                     -----------------       --------------
               Assets:
                Uniform capitalization adjustment         $       9             $       4
                Net operating loss carryforward               1,394                 1,749
                Investment tax credits                          144                   144
                Research and development credit                 120                    10
                Capital loss                                    162                   162
                       Other                                     48                    46
                                                          ---------             ---------
                                                              1,877                 2,115
              Liabilities:
                Accelerated depreciation                    ( 1,293)               (1,220)
                                                          ---------             ---------

              Net deferred tax asset                      $     584             $     895
                                                          =========             =========


         NOTE 7: INVESTMENT / LOAN

         In September 2006, the Company advanced $300,000 to an unaffiliated company and received a note due March 7, 2007 in the amount of $342,858. The note is convertible into common stock at the option of the Company at the rate of $0.439 per share and bears interest at a rate of 25% per annum. The borrower intends to become a publicly traded company through an initial public offering of its stock ("IPO") and the expectation is that either (a) the loan will be repaid from the proceeds of the IPO, or (b) the note will be converted into shares of stock and sold at the same time the borrower sells its shares via the IPO, or (c) if the underwriter of the IPO refuses to allow the Company to sell its shares in the IPO, the borrower will buy the shares from the Company at the IPO price. The Company also received 208,001 warrants in the borrower that are exercisable at $0.439 and expire on September 7, 2010.


         NOTE 8:  CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

         The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's ("FASB") "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                               9 Months Ended Dec 31, (in 000's)
                                                   2006               2005
                                                   -----              ----
                Cash payments for interest        $    197            $350


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


                                    Page -9-

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). This statement requires that these types of costs be recognized as current period charges. The Company implemented SFAS No. 151 during the fiscal year beginning April 1, 2006. SFAS No. 151 did not have a material impact on the Company's financial statements.



                                   Page -10-

                      THERMODYNETICS, INC. AND SUBSIDIARIES
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          RESULTS OF OPERATIONS

         The Company generated record net sales of $5,767,000 and $17,312,000 for the three and nine month periods ended December 31, 2006 representing a 27% increase over both prior year periods. The majority of the revenue increase resulted from the pass through of material cost increases to customers while unit shipments also increased slightly from the prior year, coupled with a shift in product mix towards larger, higher priced coils. Comparing the periods ended December 31, 2006 and 2005, the three month 27% revenue increase of $1,236,000 generated a $180,000 (17%) increase in gross profit with a decrease in operating income of $89,000 (-30%). For the nine months, these comparisons yielded a 27% revenue increase of $3,716,000, a 9% gross profit increase and a reduction in operating income of $146,000 (-14%).

         The continued increase in sales revenue resulted largely from sales of condenser/evaporator coils to the housing market augmented by increased sales of enhanced tubing used in specialty commercial boiler applications. The overall demand for coils has remained high during the current year despite the weakening in residential construction. Concerns over rising costs and the future availability of energy sources have helped to create market opportunities for "green" heating and cooling products, such as geothermal technology, and other high efficiency systems that use the Company's heat exchangers. Enhanced surface titanium tubing is unique to the swimming pool heater market and although this market has shown some weakness in recent months (believed to be related to the slowdown in housing construction), it continues to exhibit overall growth and has enabled the Company to capture of a large part of this market niche. Other applications for surface enhanced titanium tubing are being investigated.

         Cost of sales approximated 78% and 79% of net sales in the current quarter and nine months of this fiscal year compared to 76% and 75% in fiscal 2006. The current quarter registered a slight percentage improvement over the cost of sales for the quarter ended September 30, 2006. The cost of copper rose sharply between March and May 2006, peaking above $4.00 per pound on the national commodity exchange, retreating in recent months, closing at $2.85 per pound at the end of December 2006; the cost of nickel continues its unabated rise to record levels. The net impact has been a significant reduction in gross margin from the prior year. The increase in metal prices has resulted in higher carrying values of inventory as higher priced tubing was purchased to satisfy customer demand. Other causes of higher inventory valuation are the shift to larger capacity coils requiring more expensive tubing, increased quantities of titanium tubing (principally used in swimming pool heat pump applications) and overall higher levels of coil and surface enhanced tubing production. The Company has recently instituted increases to its base prices and changes in pricing formulas used to allocate metal cost charges to customers, which is expected to improve gross margins during the balance of this fiscal year.

         Operating expenses increased during the current three and nine month periods compared to the prior year as a result of additional corporate governance costs and related expenses incurred as a result of the sale of 43.68% of the Company's Turbotec Products subsidiary though a public offering on the London Stock Exchange (the "IPO"). Also during the latter stages of the prior fiscal year ended March 2006, senior staff additions were made in sales and engineering, the full effect of which is reflected in the current fiscal year results.

         The Company recorded a net gain of $2,666,000 because of the May 2006 IPO. Net cash received after transaction related expenses was $6.8 million. Interest expense decreased significantly as approximately $4.6 million of the London offering proceeds was used to retire debt. Minority shareholder interest in the net earnings of Turbotec was $73,000 and $201,000, respectively, for the three and nine month periods ended December 31, 2006.

         The operations of a former manufacturing subsidiary, Vulcan Industries, Inc., ceased in September 2005. Accordingly, Vulcan has been reflected as a discontinued operation in both the prior and current year financial statements. As the Company's Turbotec subsidiary is engaged solely in the design and manufacture of heat transfer and heat reclamation products, segment reporting is no



                                   Page -11-
longer applicable. In November 2006, the Company paid the selling shareholders of Vulcan $10,000 and extinguished remaining notes payable and accrued interest aggregating $606,000 relating to the acquisition of Vulcan. A gain on extinguishment of the debt, less applicable income taxes of $193,000 was recorded in the current three month period.

         Income from continuing operations for the current quarter was $370,000 compared to $177,000 for the prior year period and for the nine month period was $534,000 compared to $515,000 for the prior year (excluding the gain on the sale of Turbotec equity). Net income was $370,000 vs. $35,000 in the 3 months and $3.191 million vs. a loss of $696,000 for the 9 months ended December 2006.

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

         LIQUIDITY AND CAPITAL RESOURCES

         In May 2006 the Company completed the sale of a 43.68% interest in its United Kingdom Turbotec subsidiary through a public offering of Turbotec's securities in London.

          At December 31, 2006 consolidated working capital was $4,805,000 compared to a negative $1,676,000 at March 31, 2006. The improvement in working capital is a direct result of the Turbotec IPO. Aggregate debt related to continuing operations at December 31, 2006 was $2,819,000 as compared to $6,188,000 at March 31, 2006. Of these amounts, long-term debt was $2,035,000 and $2,829,000, respectively. In December 2006 the Company refinanced a mortgage with a new $900,000 note and also received a two year revolving line of credit with a maximum availability of $1,100,000. The Company had a net consolidated cash position of $946,000 at December 31, 2006.

         Capital expenditures aggregated $575,000 for the first nine months of fiscal 2007 compared to $164,000 in the same period of the prior year. The increase in capital investments was required to support product development in new markets, including heat reclamation and titanium based heat exchangers.

         The Company's access to credit is believed to be adequate. Cash reserves currently exist and both Thermodynetics and Turbotec through independent revolving lines of credit have substantial availability at December 31, 2006. A separate line of credit of $500,000 to fund capital expenditure programs has also been established for Turbotec Products.

         Increases in operating costs continue to play a more significant role in day-to-day operations as competitive pricing pressures have restricted the ability to fully recover all added expenses. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions. A portion of the metal price increases have been passed on to the customer base to mitigate the impact on gross margins. A shortage of experienced technical support, engineering staff and skilled and semi-skilled employees is being experienced. Employment related costs continue to escalate and the impact on future periods is unknown although opportunities to reduce these expenses are currently being explored.

FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, and changes in unit prices, supply and demand for the Company's tubing



                                   Page -12-
product line especially in applications serving the commercial, industrial and residential construction industries.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         There were no unregistered sales of equity securities of the Company during the three month period covered by this Form 10-Qsb report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         There were no defaults of any terms of the Company's securities during the three month period covered by this Form 10-Qsb report.


                                   Page -13-

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of shareholders of the Company held on November 7, 2006, Robert A. Lerman, John F. Ferraro, John J. Hughes and Fred H. Samuelson were elected directors of the Company, to serve until their successors are elected and qualified.

          NOMINEE OR MATTER      FOR          AGAINST    ABSTAIN     NOT VOTED
          -----------------      ---          -------    --------    ---------
          John F. Ferraro        3,584,896    4,497       --         --
          Robert A. Lerman       3,584,926    4,467       --         --
          John J. Hughes         3,586,253    3,140       --         --
          Fred H. Samuelson      3,586,053    3,340       --         --
..

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS

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




                                   Page -14-

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                 SIGNATURE PAGE
                                 --------------






         In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          THERMODYNETICS, INC.



         Date: February 13, 2007          By:      /S/  ROBERT A. LERMAN
                                                 -------------------------------
                                                 Robert A. Lerman
                                                 President and Chief Executive
                                                 Officer


         Date: February 13, 2007          By:    S/  JOHN F. FERRARO
                                                 -------------------------------
                                                 John F. Ferraro
                                                 Treasurer and Chief Financial
                                                 Officer






                                   Page -15-