Form 10KSB
period 2007-03-31
THERMODYNETICS INC
filed 2007-07-24
CIK 351902

Annual Report on Form 10-Ksb


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007          Commission file number 0-10707

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
Title of Each Class                                        on which Registered
-------------------                                        ---------------------
       NONE                                                        NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

         Title of Class
         --------------
COMMON STOCK $.01 PAR VALUE

Check whether the issuer (1) filed all reports  required to be filed by Sect. 13
or 15(d) of the Exchange Act.                                                [ ]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Ksb or any amendment to this Form 10-Ksb [ X ]

Indicate by check mark whether the registrar is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                  Yes [  ]  No [ X ]

The issuer's revenues for its most recent fiscal year were $23,719,580.

As of June 14, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer was approximately $3,500,000 based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board composite feed or other qualified interdealer quotation medium.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                            Outstanding as of June 14, 2007
-----                                            -------------------------------
Common Stock $.01 par value                          4,046,361 Common Shares

Transitional Small Business Disclosure Format     Yes [  ]  No [ X ]

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 2

                                     PART I



ITEM 1.           DESCRIPTION OF BUSINESS

         (a) BUSINESS DEVELOPMENT - Thermodynetics, Inc., incorporated in Delaware in 1981, is the successor by merger in 1981 to Spiral Tubing
Corporation, incorporated in 1972. Thermodynetics, Inc. is referred to individually and collectively with Turbotec Products Plc ("PLC"), Turbotec Products, Inc. ("TURBOTEC"), Vulcan Industries, Inc. ("VULCAN"), TPI Systems, Inc. ("TPI") and National Energy Systems, Inc. ("NES") subsidiaries as the "COMPANY"; at times the PLC and Turbotec may be referred to herein as
"TURBOTEC". The Company, through its approximately 56.32% ownership in its Turbotec subsidiary, is engaged in the design, manufacture and sale of specialty metal tubing and related assemblies primarily for heat transfer, automotive, furniture, appliance, heating, cooling and refrigeration applications using its patented and/or proprietary technology. The Company's automotive product segment, as conducted by Vulcan, was closed in August, 2005. Turbotec has one principal activity- the manufacture of high performance, high quality heat exchangers, fabricated metal components and plumbing flexible connector products serving the heat transfer and plumbing industries. Turbotec markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, biomedical, plumbing, appliance, water heating, aerospace and other industries.

REORGANIZATION AND LONDON IPO AND SHARE SALE.

SHARE EXCHANGE

         In December 2005, the Company formed a new subsidiary, the PLC, organized under the laws of the United Kingdom. The Company exchanged 100% of its holdings in Turbotec Products, Inc. for 100% ownership of the PLC.

PLACING

         As of May 8th, 2006 an offering and sale of shares of the PLC was made to UK institutional investors (the "PLACING") whereby Dawnay, Day Capital Markets ("DDCM") placed and sold 5,594,366 Ordinary Shares of the PLC at the price of 85 pence per Ordinary Share. Of these, 2,797,183 shares were issued and sold by the PLC and 2,797,183 shares were sold by the Company. The PLC shares are trading under the symbol "TRBO" on the Alternative Investment Market ("AIM MARKET") of the London Stock Exchange. In connection with these transactions, the Company's operating subsidiary, Turbotec, became a wholly-owned subsidiary of the PLC, and the Company became a 56.32% owner of the PLC; as of June 26, 2007 an aggregate of 12,806,773 shares of the PLC are issued and outstanding. As part of the Placing transaction a reorganization of senior management of the Company and senior management of its subsidiaries was effected. See Part III hereof.

PLACING NOT IN USA

         The Ordinary Shares have not been registered under the US Securities Act of 1933, as amended, or under the applicable securities laws of any of the states of the US and, thus, were not offered or sold in the US or to US persons or for the account or benefit of US Persons (as defined in Regulation S promulgated under the US Securities Act). The Ordinary Shares are subject to transfer restrictions set out in the admission document of the PLC, including a restriction against hedging transactions involving Ordinary Shares unless conducted in compliance with the US Securities Act. The PLC will refuse to register any transfer of the Ordinary Shares not made in accordance with the provisions of Regulation S, pursuant to registration under the US Securities Act or pursuant to another available exemption from registration under the US Securities Act.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 3


PLACING AGREEMENT

         Pursuant to the Placing Agreement, the Ordinary Shares were sold to certain eligible investors located outside the United States. The Ordinary Shares of the PLC were listed on the AIM Market on or about May 8th, 2006.

         In addition, the Company has agreed that until May 7, 2008 it will not dispose of any additional Ordinary Shares except through DDCM or except with the consent of Dawnay, Day Corporate Finance Limited ("DDCF"). Liability of the Company pursuant to the indemnification provisions under the Placing Agreement is limited to the gross proceeds received by the Company from the Placing as well as the gross proceeds received on or before September 30th, 2008 from any additional shares sold. The Company indemnified DDCM for breaches of certain warranties related to the Placing. Except where breaches are the consequence of fraud or willful concealment by the Director concerned, the liability of the Directors under the Placing Agreement is limited to two times the annual fee for non-executive Directors, and two times the annual salary for its executive officers / directors.

VOTING RESTRICTIONS AND RELATIONSHIP AGREEMENT

         The Company's 56.32% ownership of the PLC's outstanding share capital provides it with effective voting control at general meetings of the PLC; the PLC owns 100% of Turbotec. Under the terms of an agreement (the "RELATIONSHIP AGREEMENT"), the Company and its directors have undertaken, inter alia, not to exercise its voting rights, except in certain circumstances, in favor of any resolution to give the board of the PLC authority under British law to allot shares in the PLC, or under British law to remove or reduce any pre-emption rights that the PLC shareholders may have. The Relationship Agreement contains provisions regarding that Turbotec conduct its business independent of Thermodynetics; an annual administration fee; restrictions on related party transactions; restrictions on appointments to the board of the PLC, and mutual confidentiality and reporting undertakings. The Relationship Agreement also contains non-competition undertakings from both the Company and the Company's Directors. The Relationship Agreement also contains provisions restricting the ability of the Company to dispose of its interest in the Ordinary Shares into the USA in a manner that would require registration of any such disposition under the US Securities Act.

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

VULCAN INDUSTRIES.

         In 2003, the Company financed the acquisition of Vulcan through credit facilities aggregating approximately $2.5 million from a bank secured by substantially all of the assets of Vulcan and the Company and guaranteed by Turbotec. Further, a term loan obtained from an equipment finance company ("EQUIPMENT LENDER") for new equipment (the "EQUIPMENT TERM LOAN") with a $1,847,580 term note with a first secured position specific equipment of Vulcan; and a $400,000 community block development term loan (the "CITY TERM LOAN") was obtained from the City of Sturgis, Michigan ("CITY"); the Company was a guarantor of all of such loans.

         In July 2005, the Company and Vulcan received notices of default from the Equipment Lender and the Bank and the entire unpaid balance of the Equipment Term Loan was accelerated.

         Subsequently the Company, Vulcan, the Bank, the Equipment Lender, the City, and Vulcan's major customer ("Customer") entered into an Accommodation Agreement in July 2005 (the "ACCOMMODATION AGREEMENT") which resulted in: (a) equipment financed by the Equipment Lender was purchased by the Customer, (b) the Customer paid 100% of the Company's obligation to the Equipment Lender, and $175,000 of the Company's obligation to the City. The Company paid the remaining $187,000 due to the City, (c) The Company and Vulcan

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 4


received full releases from all financial obligations owed to the City and the Equipment Lender, and (d) releases were exchanged between the Customer, Vulcan and the Company.

         In August 2005, Vulcan, as a consequence of the Customer transferring its business elsewhere experienced an immediate decrease of 80% of sales, Vulcan's loan defaults, sales of a material portion of its machinery and equipment following a damaging storm in Lower Michigan in early June, Vulcan suffered significant losses and was unable to meet its obligations to its creditors. The remaining customer base was inadequate to cover operating and overhead expenses. The Bank stopped funding the cash shortfall and Vulcan was unable to continue operations. The Bank, as secured creditor, set August 31st, 2005 as the last day of operations.

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

         In December 2006, the Company refinanced its remaining debt obligations with a new bank. See item 1(b)(13).


         (b)      BUSINESS OF ISSUER

                  (1) PRODUCTS AND MARKETS - The Company, through Turbotec, manufactures specialty metal tubing and related assemblies for heat transfer, heating, cooling and refrigeration applications; the Company, through Vulcan and until August 2005, manufactured specialty metal tubing and related assemblies for automotive, furniture, and appliance applications. Turbotec's machinery transforms smooth metal tubing using its patented and/or proprietary technology into surface enhanced tubing or into specialty formed tubing.

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

         The Company's closed automotive product segment produced bent and fabricated tubing products used in automotive exhaust and chassis subassemblies and components for specific automobile models. It was also used as fuel and oil line tubing, seat frames, and exhaust components and/or decorative tubing in furnishings. The Company's other formed tubing were used in the automotive, furniture, appliance, heating, cooling, refrigeration applications, engine exhaust assemblies or framing for furniture.

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

         The automotive tubing products and assemblies were primarily engineered by the automotive

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 5


manufacturers; specifications were provided to the Company, and the machines and manufacturing process lines were developed to conform to the engineering specifications.

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

         The Company's heat transfer products segment owns specially designed patented and/or proprietary machinery which is used to enhance and coil its metal tubing products as well as tools and dies and other nonproprietary machinery to perform normal fabrication functions. Turbotec believes its total manufacturing capabilities for the heat transfer product segment are adequate to manufacture and ship up to approximately $36 million per year of its products based upon present prices.

                  (2)    DISTRIBUTION METHODS

                         (a)  MARKETING AND SALES - The  metal  tubing  products
are marketed in the United States, Canada and abroad through separate sales departments, supported by other personnel, who develop sales leads along with serving existing customers; however all operations at Vulcan had ceased by August 2005. The sales personnel are currently compensated on a salaried and/or incentive basis. In addition, the Company uses independent sales representatives and distributors. The Company advertises its products in trade periodicals and at trade shows.

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

                  (3) NEW PRODUCT STATUS - No new products were introduced through any public announcements during fiscal year 2006. However, on June 9th, 2006 Turbotec announced a new grooved, stainless steel tube designed and tested in concert with its customer's engineering staff specifically for a new low emissions boiler they are introducing. In January, 2007, Turbotec introduced a heat recovery product line for residential and commercial heat reclamation applications.

                  (4) COMPETITION - The Company believes it is competitive in most applications based on cost and efficiency. However competing products are offered by other manufacturers who are longer established, larger, and who possess substantially greater financial resources and substantially larger administrative, technical and marketing staffs than Turbotec, and may have lower operating costs due to geographic location or other factors. No assurances can be given that the Company will be able to successfully compete with such firms.

                  (5) RAW MATERIALS - The Company's specialty metal tubing is manufactured from smooth tubing, primarily copper, copper-nickel alloys, stainless steel, carbon steel, titanium and aluminum. The Company usually purchases tubing in mill quantities manufactured to its specifications from various tube fabricating mills. The Company does not believe that it is a controlling customer of any mill or distributor and has no supply contracts. The manufacturing costs are subject to material commodities price variations due to the pricing of various metals and

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 6


the commodities markets. Metals pricing and costs have rapidly increased and fluctuated over the past two years, and consequently Turbotec increased its prices of its products effective January 1, 2007. The impact of these price increases, on a long-term basis, if such increases cannot continue, that may have a material adverse effect on the sales and profits of the Company. The Company has not experienced any significant shortages or extended delays in deliveries of raw materials during the past five years. There is no assurance that shortages, strikes or other delays, or material price increases, will not occur in the future causing disruptions in production, shipments and profitability.

                  (6) DEPENDENCE ON SINGLE OR FEW MAJOR CUSTOMERS - For the fiscal year ended March 31, 2007, three (3) customers each accounted for more than 10% of the Company's net sales, 54% in the aggregate. There is no assurance the Company will retain these customers; the loss of one or more of these customers could have a material adverse affect upon the Company.

                  (7) PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCES-SIONS - Turbotec currently owns one (1) United States patent expiring in 2008. Turbotec owns trademarks in Canada and Australia related to manufacturing methods, machinery and tubing. The Company does not believe that its business is materially dependent upon its patent as in addition to its patent protection, the Company, through Turbotec, maintains a substantial amount of proprietary information concerning its Turbotec manufacturing processes as confidential.

         Turbotec also has various registered trademarks in the United States, the United Kingdom and certain foreign countries. Turbotec believes that it's registered U.S. trademark "TURBOTEC(R)," both alone and accompanied by an impression or print of a spirally fluted tube is of material importance to its business.

                  (8)    GOVERNMENTAL APPROVAL - N/A

                  (9) EFFECT OF GOVERNMENTAL REGULATIONS - The Company's business does not involve contracts or subcontracts with the United States Government. As substantially all of the Company's products are sold to original equipment manufacturers in non regulated fields, there is no particular effect of governmental regulations on the business of the Company or its products.

                  (10) RESEARCH AND DEVELOPMENT - The Company charges research and development costs to operations as incurred. As such costs do not exceed 10% of net revenues in either of the past two fiscal years; the Company does not regard such costs to be material in amount.

                  (11) EFFECT OF ENVIRONMENTAL LAWS - During the fiscal year ended March 31, 2007, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

                  (12) EMPLOYEES - At June 14, 2007, the Company and Turbotec combined had 43 salaried employees and 55 full-time and part-time employees compensated on an hourly basis.

                  (13) WORKING CAPITAL ITEMS - At March 31, 2007, the Company had a positive working capital position of $3,952,000. See Item 6 herein.

         At March 31, 2007, the Company's credit facilities consisted of:

                  THERMODYNETICS:
         (a) A $900,000 mortgage term note, payable in 120 equal monthly installments of $3,750 plus interest through December 2016 with the balance due at that time; bearing interest at a variable interest rate computed at the 30 day LIBOR rate plus 1 1/2%. At March 31, 2007 the interest rate in effect was 6.82% and the balance due was $888,750.

         (b) A $183,000 term note, payable in eighty-four equal monthly installments of $2,179 plus interest through and November, 2012 bearing interest at the bank's prime rate plus one percent secured by all of the assets of the Company, except the Baker Hollow facility; this note arose as a consolidation of various loan obligations of Vulcan upon its closure. This note was paid in full during the year ended March 31, 2007.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 7


         (c) The Company's Baker Hollow facility is subject to a $1,000,000 ten year mortgage from its bank which is due August 2011 with an interest rate of 6.9%. At March 31, 2007 the Company owed $894,769 under such mortgage. See Item 2 herein.

         (d) The Company's bank has provided a revolving line of credit dated December 21, 2006 with a maximum credit limit of $1,100,000; this revolving line of credit provides for borrowings on a demand basis with interest payable at the bank's prime rate. At March 31, 2007 there were no borrowings under this line of credit; such line of credit remains open and available to the Company.

         (e) In May, 2005, two affiliated officer/directors and four unaffiliated investors loaned $150,000 and $300,000, respectively, $450,000 in the aggregate, to the Company through a private placement of securities consisting of promissory notes, and warrants; see Item 12(d). Each of these loans were fully paid May 10, 2006.

         (ee) The Company has a term loan dated December 1, 2006, which is payable in 60 monthly installments of $1,628 including principal and interest at 6.39%. The note is secured by a vehicle.

         The credit facilities lettered (a) and (d) of this subparagraph (b)(13) are secured by the Company's Day Hill Road facility. The credit facility lettered (c) is secured by the Company's Baker Hollow Road facility.

                  TURBOTEC:

         (f) A revolving line of credit with a maximum credit limit of $3,250,000 was secured from Turbotec's bank; this revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula; at March 31, 2007 there were no borrowings under such line of credit and it remains open and available to Turbotec.

         (g) A $300,000 term note, payable in sixty equal monthly installments of $5,000 through March 31, 2010; at March 31, 2007 the principal balance due was $180,000.

         (h) A $700,000 term note, payable in sixty equal monthly installments of $11,667 through January, 2009; the principal balance due was $50,564 and was paid in full on May 10th, 2006.

         (i) A $548,329 term note, payable in sixty equal monthly installments through January 1, 2009; the principal balance due was $104,983 and was paid in full on May 10th, 2006.

         (j) A $281,015 term note, payable in equal monthly installments of $5,000 through January 31, 2008; at March 31, 2007 the principal balance due was $48,489.

         (k) A $500,000 line of credit to purchase machinery and equipment under which Turbotec has drawn $103,909 as of March 31, 2007. The line expires on November 30, 2007 at which time the outstanding balance is expected to be converted to a term note repayable over 48 months.

         The credit  facilities  lettered  (f) through (k) of this  subparagraph
         (13) bear interest at Turbotec's bank's prime rate which was equal to 8.25% at March 31, 2007 and at such date were secured by substantially all assets of Turbotec. As of May 10th, 2006, following the completion of the Placing on the London AIM Market, Thermodynetics was released from all obligations under all Turbotec credit facilities, and Turbotec assumed sole responsibility under each of these credit facilities.

                  VULCAN:

         (l) A $700,000 secured term note dated July 30th, 2003 was paid in full on May 10th, 2006.

         (m) A revolving line of credit with a credit limit of $1,750,000 was paid in full and closed on May 10th, 2006.

         (n) A $1,847,580 equipment note dated July 25th, 2003 was declared in default on July 5th, 2005, however all then remaining obligations under this note were satisfied in full on July 18th, 2005.

         (o) A $400,000 note payable to the City of Sturgis, Michigan dated September 12th, 2003; this note was paid in full on July 18th, 2005.

         (p)   The    Company   had    subordinated    notes   to   the   former
         selling-shareholders of Vulcan totaling $581,500. The Company settled its obligations under these notes for $10,000 on October 3, 2006.

         (q) The Company guaranteed a $175,000 obligation of Vulcan to Vulcan's major customer. The obligation was paid in full in May 2007.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 8


ITEM 2.           DESCRIPTION OF PROPERTIES

         The Company's executive offices and its Turbotec manufacturing operations are located at its approximately 55,000 square foot one story building (of which 40,000 sq. ft. was constructed in 1981 and a 15,000 sq. ft. addition was constructed in 2000) on a six acre site located at 651 Day Hill Road, Windsor, Connecticut. The Day Hill facility is a steel frame structure with polystyrene and stucco outer walls, has parking for approximately 115 cars and contains approximately 45,000 square feet of factory space and approximately 10,000 square feet of office space. The Day Hill facility is owned by the Company in fee simple and is subject to a mortgage. The Turbotec manufacturing equipment and machinery had served as additional collateral for the Company's credit facilities until May 10th, 2006 at which time Thermodynetics was released from the equipment loans. See Item 1(b)(13) herein and Notes 10 and 11 of Notes to Consolidated Financial Statements.

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

         The Company, as lessor, and Turbotec, as the lessee, entered into two real estate leases dated April 25th, 2006 and effective May 8th, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. Both leases commenced April 1st, 2006, have five-year terms, with one extension option for three years, and a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property equaled to seven dollars per square foot in years one and two, escalating by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,791.67, escalating to $42,010.42 monthly in year ten, assuming both lease extensions are exercised. Rent charges with respect to the 50 Baker Hollow Road property were equal to $5.50 per square foot in year one, escalating by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,791.67, escalating to $10,979.17 monthly in year ten, assuming both lease extensions are exercised.

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

         The Company's Vulcan subsidiary had leased a 32,500 square foot manufacturing facility at 1301 West Dresser Drive, Sturgis, Michigan pursuant to a lease dated December 1, 1994. Vulcan abandoned that lease and building in September, 2005 after it ceased operations and after the assets of Vulcan were liquidated by the Company's bank.

         Turbotec's manufacturing equipment includes specially designed proprietary machinery to enhance and coil metal tubing, as well as tools, dies and other nonproprietary machinery and equipment to perform normal fabrication functions. The Company had owned, through Vulcan various nonproprietary machinery and equipment until a majority of such equipment was sold to a customer of Vulcan in August 2005 with the remainder liquidated in September 2005 by Vulcan's bank. The Company believes its current facilities, and its Turbotec's machinery and equipment are in good condition, reasonable wear and tear excepted.

         The Company built the Day Hill facility and the Baker Hollow facility for projected operating needs of Turbotec, not for investment purposes.

ITEM 3.           LEGAL PROCEEDINGS

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 9


         There are no material legal proceedings known or threatened against the Company. However there are a number of threatened and pending actions against Vulcan, and a number of material judgments obtained against Vulcan. The Company is not and has not been a party to any such actions.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the securities holders of the Company during the fourth quarter of the fiscal year for which this report is filed.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

REVERSE STOCK SPLIT

         On April 18, 2005 a 1-for-5 reverse stock split became effective. The shareholders received one share of common stock in exchange for each five shares of common stock outstanding on the record date; fractional shares were rounded-up. Unless otherwise noted, share amounts and per share amounts (including exercise or conversion prices of options, warrants or convertible securities) in this Annual Report have been adjusted to reflect the impact of the reverse stock split.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's Common Stock is quoted and traded in the over-the-counter market on the non-NASDAQ OTC Bulletin Board system under the symbol "TDYT" after the Company's 1-for-5 reverse split effective April 18th, 2005, and had been quoted under the symbol "TDYN" prior to the reverse split. The following table indicates high and low bid and asked quotations for the Company's Common Stock for the periods indicated based upon information compiled by the Pink Sheets LLC and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and may not represent actual transactions.

                                          BID PRICES         ASKED PRICES
     QUARTER ENDED                       HIGH     LOW        HIGH     LOW

     March 31, 2007                     $2.45   $1.28       $2.50   $1.40
     December 31, 2006                   3.50    1.55        4.00    1.90
     September 30, 2006                  1.98    1.06        2.25    1.50
     June 30, 2006                       1.65    1.05        2.34    1.16

     March 31, 2006                     $2.25   $0.30       $2.60   $1.25
     December 31, 2005                   1.25    0.75        2.00    1.05
     September 30, 2005                  1.20    0.25        1.50    0.70
     June 30, 2005                       2.25    0.50        5.00    1.30
     (After a 1 for 5 reverse split)

         (b) At March 31, 2007, the number of record holders of the Com-pany's Common Stock was 2,235.

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

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 10


--------------------------------------- ------------------------------ ------------------------------ ------------------------------
                                        (a) Number of securities to    (b) Weighted - average          (c) Number  of securities
                                        be issued  upon exercise of    exercise    price   of          remaining  available  for
                                        outstanding        options,    outstanding   options,          future   issuance   under
Plan Category                           warrants and rights            warrants and rights             equity compensation plans
                                                                                                       (excluding     securities
                                                                                                       reflected in column (a))
--------------------------------------- ------------------------------ ------------------------------ ------------------------------
Equity Compensation Plans Approved by
Shareholders:                                         0                          0                               195,000
--------------------------------------- ------------------------------ ------------------------------ ------------------------------
Equity Compensation Plans Not Approved
by Shareholders:                                      0                          0                                     0
--------------------------------------- ------------------------------ ------------------------------ ------------------------------
Total                                                 0                          0                               195,000
--------------------------------------- ------------------------------ ------------------------------ ------------------------------

         (e) RECENT SALES OF UNREGISTERED SECURITIES - The Company has not made any recent sales of any unregistered securities, excluding shares under the Company's 401(k) plan, within the past fiscal year, EXCEPT: (I) as reported in the Form 8-K filed by the Company with the Commission on May 12, 2006.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

         2007 COMPARED TO 2006

         Revenues for 2007 increased 25% by $4,780,000 over 2006. This increase resulted from increased sales volume and higher raw material costs passed through to customers where cost increases for metal tubing products are reimbursed to the Company through price adjustments made at the time of shipment. Price adjustments to customers to recover metal costs were a significant portion of sales revenues in the current fiscal year. Sales volumes also increased over the prior year as the demand for the Company's products in certain market segments experienced sharp growth, despite the higher material prices passed through.

         Significant risk factors and economic considerations associated with heat transfer products include, but are not limited to, seasonality of purchasing and building cycles, the cost of energy, the reported housing slowdown, incentives provided by manufacturers, marketers and municipalities to encourage the use of more efficient equipment, interest rate changes that may stimulate or depress demand, the cost and availability of materials used in manufacturing processes, and regulatory directives relating to energy consumption, conservation and the environment.

         The increase in net sales is due largely to the continued strong performance in high-efficiency domestic housing applications, boiler tubing, sales market, marine air conditioning applications and the swimming pool and spa heat pump market, an industry that also exhibited significant growth in FY2006.

         Gross margin suffered from the continued increases in raw material costs experienced during the year. As pricing agreements with several major customers expired at the end of the 2006 calendar year, price adjustments had the most significant impact on the fourth fiscal quarter (January through March
2007) of the year. Production efficiencies improved during the second half of the year through the lean manufacturing program designed to reduce costs and improve utilization of resources.

         Selling, general and administrative expenses increased by $983,000 over the prior year due to the establishment of a corporate governance function in the United Kingdom required by the public stock offering of the

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 11


Company's subsidiary Turbotec Products, Plc, new personnel added in fiscal 2007 to support the additional sales base to help identify new markets and to assist in the development of future products, a reserve for a possible receivable that may not be collectible and other administrative costs. The Company plans on further additions to its marketing and engineering staff in fiscal 2008.

         Interest expense decreased in fiscal 2007 from the prior year as a significant amount of debt was repaid using the proceeds from the public offering. Interest income earned on short term investments from cash generated from operations further reduced the Company's net interest expense for the year.

         The Company continues to seek acquisition opportunities and discussions were held with one company and a second is being evaluated.

         The provision for income taxes in 2007 represents federal income taxes payable on United States based earnings and foreign taxes payable on United Kingdom sourced income. In 2006, the Company had no foreign sourced income and paid no federal income taxes as its earnings were tax sheltered by net operating loss carry forwards. However, the Administration Fee (see Liquidity discussion below) received from the Company's PLC subsidiary is being temporarily treated differently by the Company and the subsidiary. As a result of advice from counsel, the Company is paying US taxes because of the income created by this fee vs. the treatment that the PLC is claiming.

2006 COMPARED TO 2005

         Net sales from continuing operations for the year ended March 31, 2006 increased by $3,100,000, or 20% over the prior year and totaled $18,750,000 compared to $15,651,000 recorded in 2005.

         The Company operated in two business segments, heat transfer products and automotive products. A major storm in June 2005 caused a multi week disruption to operations that severely impacted the ability of the automotive products segment to meet its manufacturing commitments. The revenue shortfall eventually led to the closure and discontinuance of operations and the liquidation of all of Vulcan's assets. The resultant proceeds of the disposition of the assets were paid to the bank as secured lender. As of October 1, 2005 all operating assets of Vulcan had been liquidated. The Company and the bank restructured the terms of the remaining debt obligations, which were repaid in May 2006. The Company now operates in only one business segment - heat transfer products.

         Significant risk factors and economic considerations associated with heat transfer products are described in the 2007 vs. 2006 information above.

         The increase in net sales from continuing operations was due largely to the continued strong performance in the domestic housing market and marine air conditioning applications. The Company's marketing of heat exchangers containing high efficiency special purpose enhanced surface titanium tubing met with strong demand as this product is heavily utilized by the swimming pool and spa heat pump market.

         Cost of sales aggregated 76% for the 2006 fiscal year compared to 73% percent in the prior year. The cost of metals, principally copper, copper alloys, nickel and titanium had risen sharply to their highest levels in the past six years and it was uncertain when the market would experience significant material cost relief or stabilize. Copper, in particular, has exhibited both significant cost increases as well as major price fluctuations over relatively short time spans. Although the effects of metal cost changes are shared with customers, the impact in fiscal 2006 was a net reduction of gross margin, as reflected in the 3% increase in cost of sales. Further, the pass through of a portion of material price increases is a "catch up" process as pricing is periodically adjusted as the market price of the metal portion of our products change. Aggregate manufacturing overhead expenses were generally in line with the increased production requirements in the current year; however the Company did incur additional increases in employee benefit expenses and facility occupancy expenses such as property taxes and utility costs.

         The Company has qualified for and is currently ISO 9001:2001 certified and is also implementing programs to improve its operations through a lean manufacturing and six sigma quality initiative.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 12


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

         In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)," which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 as of April 1, 2007. The cumulative effect upon adoption will be reported as an adjustment to opening retained earnings. The Company has estimated that the cumulative effect of adopting FIN 48 will not have a material impact on the financial statements of the Company.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement will be effective for the Company in fiscal year 2009. The Company is currently evaluating the impact this Statement will have on the Company's financial position, results of operations and cash flows.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits the measurement of certain financial instruments at fair value. This Statement will be effective for the Company in fiscal year 2009. The Company is currently evaluating the impact this Statement will have on the Company's financial position, results of operations and cash flows.

         LIQUIDITY AND CAPITAL RESOURCES

         At  March  31,  2007  consolidated  working  capital  was a  $3,952,000 compared to a negative $1,676,000 at March 31, 2006. The negative working capital of the prior year was largely attributable to the Company's Vulcan subsidiary's cash drain during year.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 13


         As of May 8, 2006 the Company sold approximately 43.68% of its Turbotec Products Plc subsidiary in a public offering of securities through the AIM Market of The London Stock Exchange (the "IPO"). The gross proceeds from the sale were approximately $8,800,000, before fees and other costs of approximately $1.8 million. Approximately $4,616,000 of the net proceeds was used to satisfy various debt obligations of the Company and its subsidiaries, including certain Vulcan related debt. The balance of the proceeds was reserved for capital expenditures, research and development and working capital purposes.

         A Relationship Agreement ("RA") between the Company and the PLC, executed concurrently with the IPO, contains provisions regarding an annual administration fee, restrictions on related party transactions, restrictions on appointments to the Board of the subsidiary and mutual confidentiality and reporting undertakings. The RA also includes restrictions on voting relative to shareholder rights and requires the operation of the two companies to be independently managed. The Company and Turbotec also entered into lease agreements for real property owned by the Company and occupied by Turbotec. The Company, certain of its subsidiaries, and their bank, also entered into loan modification agreements and assignment agreements to provide for the separation of the credit facilities between the Company and Turbotec and the release of certain cross collateral guarantees.

         The Company has been receiving monthly administrative fees in accordance with the RA since the IPO. On June 26, 2007 the PLC released its 2007 financial statements and the PLC reported to the Company that the PLC was following advice from its legal adviser, verified by Queen's Counsel in London, classifying the Administrative Fees as recoverable against the dividends payable to the Company relating to the March 2007 year. The Company, upon advice from its counsel, verified in a written legal opinion by the Company's Queen's Counsel in London, disagrees with such characterization and the Company has reported the PLC's interpretation differently. It is anticipated that a restatement of the financial statements would create two different results wherein either a) the Company could receive a reduction of taxes of approximately $150,000 if the characterization by the PLC is correct or b) the PLC financial statements which currently reflect a $413,000 receivable from the Company would likely be reduced to zero if their characterization is determined to be incorrect.

         Aggregate long-term debt attributable to continuing operations on a consolidated basis at March 31, 2007 was $2,194,000 as compared to $3,278,000 at March 31, 2006. Of these amounts, long-term debt was $1,966,000 and $2,830,000, respectively. In December 2006 the Company refinanced the mortgage on its Day Hill Road property receiving a $900,000 first mortgage and a line of credit with a maximum availability of $1,100,000.

         The Company's capital expenditures in cash aggregated $861,000 for the year ended March 2007 compared to $352,000 in the same period of the prior year and they expect to invest approximately $500,000 in cash capital expenditures during fiscal 2008; such amounts do not include bank financed capital expenditures.

         The Company's access to credit is expected to be adequate in the coming year as Thermodynetics has full availability on a $1.1 million line of credit while Turbotec has a $3.25 million revolving line of credit available plus the balance of approximately $400,000 on an equipment line of credit.

         Increases in operating costs continue to play significant roles in the Company's day-to-day operations as competitive pricing pressures have restricted, principally, Turbotec's ability to fully recover all added expenses. However, during the latter stages of the 2007 fiscal year and continuing into the early months of fiscal 2008, both raw material adjustments and price increases had been instituted. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions during the 2008 fiscal year. The Company has embarked on a training program to integrate the principles of lean manufacturing and six sigma quality measurements to improve both its efficiencies and product quality over the coming months. The regional labor markets for qualified skilled and semi-skilled employees is weak and a shortage of experienced technical support and engineering staff is expected to continue for the foreseeable future. Employment related costs continue to escalate and the impact on future periods is unknown at this time although the Company is continually exploring opportunities to reduce these expenses.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 14


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

ITEM 8.A.         CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES -
         Management believes, based on their evaluation, that as of March 31, 2007 the Company's disclosure controls and procedures (as defined in the Exchange Act) are effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act.

(b)      CHANGES IN INTERNAL CONTROLS -
         There were no significant changes made and no corrective actions taken during the fourth quarter of the most recent fiscal year with respect to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 8.B.         OTHER INFORMATION

         Not applicable.


                                    PART III

ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 15


         (a)-(b) At June 14, 2007 the executive officers and directors of the Company and officers of Turbotec were:

                                                                                     OFFICER OR
NAME                    BORN   POSITION                                             DIRECTOR SINCE
THERMODYNETICS:
John F. Ferraro         1934   Chairman of the Board, Treasurer, Chief Financial    1979
                               Officer, and Secretary
Robert A. Lerman        1935   President, Chief Executive Officer and Director      1979
John J. Hughes          1926   Director                                             2003
Fred H. Samuelson       1931   Director                                             2003

TURBOTEC PRODUCTS
Sunil Raina             1955   President and Director                               2006
Robert I. Lieberman     1954   Treasurer and Finance Director                       1986
Anthony C. Mirabella    1940   Director                                             1985

         The directors of the Company are each elected to one-year terms. The term of each director and officer expires when his successor is elected and qualified.

         The following is a brief account of the business experience of each director and executive officer of the Company during the past five years.

                  JOHN F. FERRARO holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962). In 1979, Mr. Ferraro was elected Secretary and a Director of the Company. In 2006 as a part of the reorganization in connection with the London IPO and stock sale, Mr. Ferraro was elected Treasurer and Chief Financial Officer of the Company. Since 1981, Mr. Ferraro has been Chairman of the Board of the Company. In 1997, Mr. Ferraro became Secretary and a Director of Pioneer Ventures Corp. ("PVC") and a manager of Ventures Management Partners LLC ("VMP"), the general partner of a partnership formed for the purpose of providing venture capital financing to other companies. Mr. Ferraro was appointed a Director of Initio, Inc. in 2003. See Item 12 "Certain Transactions".

                  ROBERT A. LERMAN holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in
Mathematics,  Adelphi  College  (1961),  and  Master of  Science  in  Electrical
Engineering, University of Connecticut (1964). In 1979, Mr. Lerman was elected Treasurer and a Director, in 1980 President of the Company and was appointed Chief Executive Officer in 2002. Mr. Lerman co-authored the text book, NONLINEAR SYSTEMS DYNAMICS, which was published in 1992 by Van Nostrand Reinhold, New York, New York. In 1997, Mr. Lerman became President and a Director of PVC and a manager of VMP. In 1998 Mr. Lerman became a Director of Bio Minerals n.v. Mr. Lerman also serves as a consultant to other companies, none of which are competitive with the Company. See Item 12 "Certain Transactions".

                  JOHN J. HUGHES was appointed a Director of the Company in 2003. Mr. Hughes was the founder, and served from 1970 through 1990 as the president and chief executive officer of East Windsor Metal Fabricating Inc.; Mr. Hughes continues to provide services on a consulting basis to that company.

                  FRED H. SAMUELSON was appointed a Director of the Company in 2003. Mr. Samuelson holds the degree of Bachelor of Science of Mechanical Engineering, University of Connecticut (1954); and completed a portion of the masters' curriculum. Mr. Samuelson was the founder, and served from 1982 through 2001 as the president of Samuelson Engineering Inc., a cutting tools supplier and mechanical components design consultant.

         OFFICERS AND DIRECTORS OF TURBOTEC:

                  SUNIL RAINA holds the degrees of Bachelor of Science in Mechanical Engineering from the

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 16


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

                  ANTHONY C. MIRABELLA holds the degrees of Bachelor of Mechanical Engineering, Stevens Institute of Technology (1962) and Master in Business Administration, Western New England College (1969). He was elected a Director of the Company in 1985. In 2006 as a part of the reorganization in connection with the London IPO and stock sale, Mr. Mirabella resigned as a director of the Company, and was elected a director of the PLC. Mr. Mirabella was employed by Connecticut Natural Gas Corporation from 1971 to 2000, and last served as a Senior Vice President of said concern, responsible for the Energy
Network, Inc. and its district heating and cooling operations. Mr. Mirabella, since 2003, has been providing engineering consulting services to the district heating and cooling industry in Nashville, Tennessee.

         (c)      FAMILY RELATIONSHIPS BETWEEN DIRECTORS AND OFFICERS - None.

         (d) LEGAL PROCEEDINGS OF DIRECTORS OR OFFICERS. The Company knows of no legal proceedings pending or threatened or judgments entered against any director, director nominee, or officer of the Company or of any of its subsidiaries.

         (e)      AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT.


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


         During fiscal 2007 the Company did not have an "Audit Committee Financial Expert" serving on the audit committee because neither of the Audit Committee members qualified as such under the rules of the Commission. In 2005, the audit committee selected Mr. David S. Federman as a financial expert advisor and he has served in that capacity since 2005. Mr. Federman is a certified public accountant, and is senior partner of the accounting firm: Federman, Lalley & Remis. Mr. Federman has experience in financial and tax matters. Mr. Federman is independent and meets the requirements to qualify as an Audit Committee Financial Expert; Mr. Federman serves as an advisor and is not a member of the Audit Committee.

SENIOR FINANCIAL OFFICER CODE OF ETHICS

         The Company has a written Code of Business Conduct (the "CODE") that includes a code of ethics (the "SENIOR FINANCIAL OFFICER CODE OF ETHICS") that applies to the Company's Chief Executive Officer and senior

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 17


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

ITEM 10.          EXECUTIVE COMPENSATION

         (a)-(b) SUMMARY COMPENSATION TABLE - The following table sets forth on an accrual basis for the most recently ended fiscal year, the remuneration of each of the Company's and Turbotec's officers whose remuneration exceeded $100,000.

--------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------
                                                                          NON-
                                                                         EQUITY
                                                                        INCENTIVE                  ALL
                                                                          PLAN      NON-QUALIFIED  OTHER
NAME &                                                 STOCK    OPTION   COMPEN-      DEFERRED     COMPEN-
PRINCIPAL                     YEAR   SALARY   BONUS    AWARDS   AWARDS   SATION     COMPENSATION   SATION    TOTAL
POSITION                       (1)    ($)      ($)      ($)      ($)       ($)      EARNINGS ($)   ($)        ($)
---------------------------- ------ -------- -------- -------- -------- ---------- -------------- -------- ---------
THERMODYNETICS
---------------------------- ------ -------- -------- -------- -------- ---------- -------------- -------- ---------
ROBERT A. LERMAN(1)
President, CEO & Director     2007   259,375  100,000        0        0          0              0    3,652   362,027
---------------------------- ------ -------- -------- -------- -------- ---------- -------------- -------- ---------
JOHN F. FERRARO (1)
Chairman of the Board,
Treasurer and CFO,
Secretary & Director          2007   194,967        0        0        0          0              0    2,328   197,295
---------------------------- ------ -------- -------- -------- -------- ---------- -------------- -------- ---------
TURBOTEC
---------------------------- ------ -------- -------- -------- -------- ---------- -------------- -------- ---------
SUNIL RAINA (3) President
& Director                    2007   187,115        0        0        0          0              0    2,580   189,695
---------------------------- ------ -------- -------- -------- -------- ---------- -------------- -------- ---------
ROBERT I. LIEBERMAN(4)
Treasurer, CFO & Director     2007   168,654        0        0        0          0              0    6,168   174,822
---------------------------- ------ -------- -------- -------- -------- ---------- -------------- -------- ---------

----------
         NOTES:
         (1) See (1), (2) and (5) in sub-item (b) Narrative Disclosure to Summary Compensation Table.
         (3) See (3) in sub-item (b) Narrative Disclosure to Summary Compensation Table.
         (4) See (4) in sub-item (b) Narrative Disclosure to Summary Compensation Table.
----------


         (b)      NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 18


                  (1) Messrs. Lerman and Ferraro each entered into five-year employment contracts with the Company effective April 1st, 2004. Each employment contract provides for a basic annual salary of $180,000 with an annual increase at April 1st of each year based on increases in the Consumer Price Index for all Urban Consumers for the New York, New Jersey, and
                  Connecticut Region. Effective June 1st, 2005, the board increased Mr. Lerman's base annual salary to $250,000. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $65,000 annual expense reimbursement of additional insurance of each employee's selection. In addition, each employment contract contained a provision providing that in the event of disability, the employee will receive disability payments equal to the annual salary of the employee for five years (with proportional reductions in the event of partial disability); and $6,500 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for five years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of termination compensation which would otherwise be due. Further, the employee may opt to terminate the employment contract and shall be paid a lump-sum equal to 12 months' basic salary.

                  (2) In 2007, 2006, and 2005, Mr. Lerman received cash bonuses of $100,000, $76,629, and $65,000, respectively. In 2007,
                  2006, and 2005, Mr. Ferraro received cash bonuses of $-0-, $76,088, and $63,000, respectively.

                  (3) Mr. Raina was elected managing director of the PLC, and President and a director of Turbotec in 2006. Previously, Mr. Raina had been vice president and general manager of Turbotec since 1995. Mr. Raina entered into a one-year contract with Turbotec on April 1, 2006, which contract was renewed effective April 1, 2007 for an additional one year term. Compensation under such contract equals $195,000. All compensation information for Mr. Raina for fiscal years 2007, 2006 and 2005 reflect compensation received as an employee at Turbotec.

                  (4) Mr. Lieberman was elected finance director of the PLC and a director of Turbotec in 2006. Previously, Mr. Lieberman had been Treasurer and Chief Financial Officer of the Company; he had held various financial management positions with the Company since 1986. He entered into a one-year employment contract with Turbotec on April 1, 2006, which contract was renewed effective April 1, 2007 for an additional one year term. Compensation under such contract equals $175,000. All compensation information for Mr. Lieberman for fiscal years 2007, and a portion of 2006 reflect compensation received as an employee at Turbotec; the remainder reflects compensation received as an employee of the Company.

                  (5) REMUNERATION - (I) For the fiscal year ending March 31, 2008, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $550,000 to all officers as a group (two persons) of which Mr. Lerman will be paid approximately $350,000, Mr. Ferraro will be paid approximately $200,000.
                  (II) For the fiscal year ending March 31, 2008, the PLC's subsidiary anticipates paying aggregate direct remuneration
                  (based on current salaries and anticipated bonuses) of approximately $380,000 to all officers as a group (two persons) of which Mr. Raina will be paid approximately $200,000, Mr. Lieberman will be paid approximately $180,000.

         (c)      OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 19


------------------------------------------------------------------------------------------------------------------------------------
                                           OUTSTANDING EQUITY AWARDS AT FISCAL YEAR_END
------------------------------------------------------------------------------------------------------------------------------------
                                                             OPTION AWARDS                                       STOCK AWARDS
------------------------------- ------------------------------------------------------------------------ ---------------------------
                                                                EQUITY
                                                            INCENTIVE PLAN
                                 NUMBER OF                      AWARDS:
                                SECURITIES     NUMBER OF       NUMBER OF                                                   MARKET
                                UNDERLYING    SECURITIES      SECURITIES                                   NUMBER OF     VALUE OF
                                UNEXERCISED   UNDERLYING      UNDERLYING        OPTION                    SHARES OR      SHARES OR
                                  OPTIONS    UNEXERCISED      UNEXERCISED      EXERCISE       OPTION      UNITS THAT     UNITS THAT
                                    (#)       OPTIONS (#)      UNEARNED          PRICE      EXPIRATION     HAVE NOT       HAVE NOT
NAME                            EXERCISABLE  UNEXERCISABLE    OPTIONS (#)         ($)          DATE       VESTED (#)     VESTED ($)
------------------------------- ------------ -------------- ---------------- -------------- ------------ -------------- ------------
THERMODYNETICS
------------------------------- ------------ -------------- ---------------- -------------- ------------ -------------- ------------
ROBERT A. LERMAN                     0             0               0               0             0             0             0
------------------------------- ------------ -------------- ---------------- -------------- ------------ -------------- ------------
JOHN F. FERRARO                      0             0               0               0             0             0             0
------------------------------- ------------ -------------- ---------------- -------------- ------------ -------------- ------------
TURBOTEC
------------------------------- ------------ -------------- ---------------- -------------- ------------ -------------- ------------
SUNIL RAINA (1)                      0             0               0               0             0             0             0
------------------------------- ------------ -------------- ---------------- -------------- ------------ -------------- ------------
ROBERT I. LIEBERMAN(1)               0             0               0               0             0             0             0
------------------------------- ------------ -------------- ---------------- -------------- ------------ -------------- ------------

-----------------------------------------------------------------------
                                             STOCK AWARDS
-----------------------------------------------------------------------
                                                      EQUITY INCENTIVE
                                                        PLAN AWARDS:
                                 EQUITY INCENTIVE    MARKET OR PAYOUT
                                  PLAN AWARDS:          VALUE OF
                                NUMBER OF UNEARNED   UNEARNED SHARES,
                                 SHARES, UNITS OR     UNITS OR OTHER
                                 OTHER RIGHTS THAT   RIGHTS THAT HAVE
NAME                            HAVE NOT VESTED (#)   NOT VESTED ($)
------------------------------- -------------------- ------------------
THERMODYNETICS
------------------------------- -------------------- ------------------
ROBERT A. LERMAN                         0                   0
------------------------------- -------------------- ------------------
JOHN F. FERRARO                          0                   0
------------------------------- -------------------- ------------------
TURBOTEC
------------------------------- -------------------- ------------------
SUNIL RAINA (1)                          0                   0
------------------------------- -------------------- ------------------
ROBERT I. LIEBERMAN(1)                   0                   0
------------------------------- -------------------- ------------------


Note (1): Does not include options granted under any stock incentive plans of the PLC which plans issue securities of the PLC.

                  2002 INCENTIVE STOCK OPTION PLAN - On October 22nd, 2002, the Company's stockholders approved the adoption of the Company's 2002 Incentive Stock Option Plan (the "2002 ISO PLAN") reserving 500,000 shares (100,000 shares on a post-split basis) of the Company's Common Stock for issuance pursuant to incentive stock options ("ISOS") qualified under the U.S. Internal Revenue Code of 1986 which may be granted under the 2002 ISO Plan at exercise prices at least equal to 100% of the fair market value of the Common Stock on the date of the effective date of the grant of the option.

         At March 31, 2007 and at June 14, 2007 no ISOs under the 2002 ISO Plan were outstanding. No options under the 2002 ISO Plan were granted or outstanding in fiscal year ended March 31, 2007. The 2002 ISO Plan will expire on July 31st, 2012.

                  2002 NON-QUALIFIED STOCK INCENTIVE PLAN - On October 22nd, 2002, the Company's stockholders approved the adoption of the Company's 2002 Non-Qualified Stock Incentive Plan ("2002 NQ PLAN") reserving 500,000 shares (100,000 shares on a post-split basis) of the Company's Common Stock for issuance pursuant to the 2002 NQ Plan in the form of stock options, stock bonus, or stock appreciation rights ("SAR"). The purchase price for the exercise of shares subject to any option shall not be less than 33.33% of the fair market value ("FMV") of the shares of common stock of the Company on the effective date of the option and in no event shall be less than the par value of the common stock; the value of the shares subject to any bonus shall be equal in value to a fixed dollar amount and such value shall not be less than 33.33% of the FMV of the shares of common stock of the Company on the effective date of the bonus and in no event shall be less than the par value of the common stock; the value of an SAR award of stock is equal to or less than (as the Board may determine) the excess of the FMV of one share of stock on the date of the exercise of the SAR less the FMV of one share of stock on the effective date of the award, the result of which is multiplied by the number of shares with respect to which the SAR shall have been exercised.

         No stock incentives were issued or outstanding under the 2002 NQ Plan in fiscal year ended March 31, 2007. The 2002 NQ Plan will expire on December 31, 2012.

         (d)      ADDITIONAL   NARRATIVE   DISCLOSURE  -  See  Item  10(b)  with
respect to certain employment contracts, and retirement and termination benefits provided to the executive officers of the Company. See Item 10(f) with

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 20


respect to the Company's employee 401(k) retirement savings plan.

         (e) DIRECTORS' COMPENSATION - During the fiscal year ended March 31, 2007, nonexecutive and nonemployee directors' compensation was paid as shown in the following table.

--------------------------------------------------------------------------------------------------------------------------
                                                 DIRECTOR COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
Name                                Fees                                               Nonqualified All Other
                                    Earned     Stock      Option     Non-Equity        Deferred     Other
                                    or Paid in Award      Awards     Incentive Plan    Compensation Comp-
                                    Cash ($)   ($)        ($)        Compensation ($)  Earnings ($) ensation ($) Total ($)
----------------------------------- ---------- ---------- ---------- ----------------- ------------ ------------ ---------
Thermodynetics
----------------------------------- ---------- ---------- ---------- ----------------- ------------ ------------ ---------
John J. Hughes (1)                  $17,500    0          0          0                 0            0
----------------------------------- ---------- ---------- ---------- ----------------- ------------ ------------ ---------
Fred H. Samuelson (1)               $17,500    0          0          0                 0            0
----------------------------------- ---------- ---------- ---------- ----------------- ------------ ------------ ---------

NOTE (1): Each director had deferred $8,500 of compensation from FYE 2005 which sum had been distributed in FYE 2006..

         (f) EMPLOYEE RETIREMENT SAVINGS PLAN - The Company made no contributions to the Thermodynetics, Inc. 401(k) Retirement Savings Plan (the "TDYT 401(K) PLAN") for the plan year ending December 31, 2006 although it has reserved 25,000 shares of the Company's common stock for its contribution; such shares have not been allocated or issued as of the date of this report. The aggregate valuation of such shares equals $18,750. The assets of the TDYT 401(k) Plan are held in trust for the exclusive benefit of the participants by the trustees of the Plan, Messrs. Hughes, Samuelson, and Lerman are the trustees. The Company has not yet determined its contributions to the TDYT 401(k) Plan for the plan year ending December 31, 2007.

         The compensation value of the 401(k) participation for both the TDYT 401(k) Plan and the TRBO 401(k) Plan received by the below listed officers and directors is included in the Summary Compensation Table at the column labeled "All Other Compensation" at Item 10(a) hereof. The following table sets forth the number of shares of Common Stock contributed to the below referenced persons or groups of persons during the 401(k) Plan year ended December 31, 2006, Column
(1), and for all years from inception of the Plan through the Plan year ended December 31, 2006, Column (2). All amounts are reflected on a post-reverse-split (April 18th, 2005) basis at June 14, 2007.

                                            SHARES CONTRIBUTED BY THE COMPANY
NAME                                   AND HELD IN TRUST UNDER TDYT 401(k) PLAN
OFFICERS AND DIRECTORS                          COLUMN (1)           COLUMN (2)
                                                                    (Aggregate)
  THERMODYNETICS
Robert A. Lerman(z)                                0                   45,289
John F. Ferraro                                    0                   24,007
John J. Hughes(z)                                 -0-                      -0-
Fred H. Samuelson(z)                              -0-                      -0-
All officers and directors
  as a group(z) (4 persons)                        0                   69,296

----------

(z) Trustees of the TDYT 401(k) Plan. Excludes the aggregate shares held in trust by the trustees of the TDYT 401(k) Plan for all participating employees.


         The Turbotec Products, Inc. 401(k) Retirement Savings Plan (the "TRBO 401(k) PLAN") was created in fiscal 2006. The assets of the TRBO 401(k) Plan are held in trust in the TRBO plan for the TRBO employees for the exclusive benefit of such participants; it is administered by the trustees of the Plan, of which Messrs. Raina and

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 21


Lieberman serve as the trustees. During the plan year ending December 31, 2006 Turbotec changed to a matching cash contribution for its plan on a "safe harbor" basis under ERISA based on amounts contributed by employees.

         The compensation value of the 401(k) participation for the TRBO 401(k) Plan received by the below listed officers and directors is included in the Summary Compensation Table at the column labeled "All Other Compensation" at
Item 10(a) hereof. The following table sets forth the number of shares of Common Stock contributed to the below referenced persons or groups of persons during the 401(k) Plan year ended December 31, 2006, Column (1), and for all years from inception of the Plan through the Plan year ended December 31, 2006, Column (2). All amounts are reflected on a post-reverse-split (April 18th, 2005) basis at June 14, 2007.

                                            SHARES CONTRIBUTED BY THE COMPANY
NAME                                   AND HELD IN TRUST UNDER TDYT 401(k) PLAN
OFFICERS AND DIRECTORS                          COLUMN (1)           COLUMN (2)
                                                                    (Aggregate)
TURBOTEC
Sunil Raina(y)                                     -0-                 43,052
Robert I. Lieberman(y)                             -0-                  3,388
All officers and directors as a group(y)            0                  46,440
    (2 persons)

Total Matching Contribution                         0                 332,254
to all employees

----------

(y) Trustees of the TRBO 401(k) Plan. Excludes the aggregate shares held in trust by the trustees of the TRBO 401(k) Plan for all participating employees.


         (g)      COMPENSATION  COMMITTEE  INTERLOCKS AND INSIDER  PARTICIPATION
- No interlocking relationship exists between the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee holds more than 5% of the outstanding and issued shares of the Company's common stock. See Footnotes (1) and (3) to Summary Compensation Table in Item 10(a) hereof.

         (h) OTHER PLANS AND EMPLOYMENT CONTRACTS - The Company does not have any other pension or similar plan. See Item 10(a) footnotes (1) and (3) herein as to the Company's employment contracts with Messrs. Lerman and Ferraro, and employment contracts of Messrs. Raina and Lieberman with Turbotec, which provide for the terms of their compensation and disability and termination payment provisions.

         (i) PRIVATE PLACEMENT - Two affiliated officer/directors and four unaffiliated investors purchased 10% promissory notes in the aggregate amount of $450,000, as well as warrants to purchase common stock on May 10th, 2005, whereby $150,000 and $300,000, respectively, $450,000 in the aggregate, was borrowed by the Company. All of such loans were repaid in full in May, 2006. See Items 5(e) and 12.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of June 14, 2007, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director, by each officer and by all officers and directors of the Company and Turbotec as a group. The shares underlying the ISOs held by one officer which are presently exercisable are deemed beneficially owned. All amounts are reflected on a post-reverse-split (April 18th, 2005) basis.

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 22


NAME AND ADDRESS                   AMOUNT AND NATURE              PERCENT OF
OF BENEFICIAL OWNER                OF BENEFICIAL OWNERSHIP        CLASS OWNED

THERMODYNETICS (1)
DIRECTORS AND OFFICERS

Robert A. Lerman                   1,034,133shs (2)               25.7%
John F. Ferraro                      820,614shs (3)               20.4%
John J. Hughes                        14,000shs                    0.3%
Fred H. Samuelson                     14,000shs                    0.3%

TURBOTEC (4)
DIRECTORS AND OFFICERS

Sunil Raina                           10,315shs (5)(7)             0.3%
Robert I. Lieberman                   55,548shs (6)(7)             1.4%
Anthony C. Mirabella                  62,358shs                    1.5%


THERMODYNETICS & TURBOTEC
DIRECTORS AND OFFICERS

All officers and                   2,010,968shs                   49.9%
directors as a group
(seven persons)

OTHER 5% SHAREHOLDERS
Turbotec Products, Inc.
  401(k) Retirement Savings Plan     332,254shs                    8.2 %


         (1) The address of all officers and directors of TDYT is c/o the Company, 651 Day Hill Road, Windsor, CT 06095.

         (2) Includes 45,289 shares held for Mr. Lerman in trust under the TDYT 401(k) Plan; includes 48,905 shares held by the spouse of Mr. Lerman; excludes the aggregate 69,296 shares held in trust by the trustees of the TDYT 401(k) Plan for all of the participating employees. Mr. Lerman transferred 18,000 shares as a gift in 2006. Mr. Lerman sold 33,500 shares in fiscal year ended 2007 under a Rule 10b5-1 sales plan; an additional 16,500 shares are subject to such sales plan.

         (3) Includes 24,007 shares held for Mr. Ferraro in trust under the TDYT 401(k) Plan; excludes the aggregate 69,296 shares held in trust by the trustees of the 401(k) Plan for all of the participating employees.

         (4) The address of all officers and directors of the PLC is c/o Turbotec Products, Inc., 651 Day Hill Road, Windsor, CT 06095.

         (5)      Includes 43,052 shares held in trust under the Turbotec 401(k)
                  Plan.

         (6)      Includes 3,388 shares held in trust under the Turbotec  401(k)
                  Plan.

         (7) Excludes the aggregate 332,254 shares held in trust by the trustees of the Turbotec 401(k) Plan for all of the participating employees; resigned as a trustee of the TDYT 401(k) Plan on May 8, 2006.

ITEM  12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,  AND  DIRECTOR
                  INDEPENDENCE

         (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS AND CERTAIN BUSINESS RELATIONSHIPS - None of the officers and directors of the Company are currently engaged in businesses competitive to the business of the Company. Since the beginning of the Company's last fiscal year, the Company has not been engaged in transaction(s) with any officers, or directors or entities with which they were affiliated.

         (b)      DIRECTOR  INDEPENDENCE.  Messrs.  John J.  Hughes  and Fred H.
Samuelson are independent directors of the Company. In making this determination, the Board used the criteria of applicable NASDAQ rules to

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 23


determine their independence. Messrs. Hughes and Samuelson are members of the Company's Audit, Compensation and Nominating/Corporate Governance Committees and under the criteria of applicable NASDAQ rules are also independent members of such Committees. In determining their independence, the Board of Directors did not consider any transaction, relationship or arrangement under the independence definition of the NASDAQ rules. Messrs. Lerman and Ferraro are also members of the Nominating/Corporate Governance Committee but are not independent under the criteria of the applicable NASDAQ rules as they are officers of the Company.

ITEM 13.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES - Fees for the professional audit services rendered by Mahoney, Sabol & Co., LLP for the audit of the Company's annual financial statements for the years ended March 31, 2007 and 2006 equaled $48,000, and $48,000 respectively.

AUDIT-RELATED FEES - Fees for the review of the financial statements included in the Company's quarterly reports for the fiscal years ended March 31, 2007 and 2006 equaled $10,500, and $10,500, respectively.

TAX FEES - Fees for tax preparation services for the fiscal years ended March 31, 2007 and 2006 equaled $9,000, and $7,000, respectively.

ALL OTHER FEES - All other fees for professional services rendered by Mahoney, Sabol & Co., LLP consisting of accounting services in connection with Vulcan, the London IPO and share sale, and other non-audit fees for the fiscal years ended March 31, 2007 and 2006 equaled, in the aggregate, $26,245, and $70,675, respectively.

The Company evaluated whether providing non-audit services by Mahoney, Sabol & Co., LLP for the fiscal year ended March 31, 2007 is compatible with maintaining the principal accountant's independence, and concluded it is independent.

ITEM 14.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      FINANCIAL STATEMENTS

                  Report of Independent Registered Public Accounting Firm.

                  Consolidated  Balance  Sheets - March  31,  2007 and March 31,
                  2006.

                  Consolidated Statements of Operations - For The Years Ended March 31, 2007 and 2006.

                  Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2007 and 2006.

                  Consolidated Statements of Cash Flows - For The Years Ended March 31, 2007 and 2006.

                  Notes to Consolidated Financial Statements

         (b)      EXHIBITS

                  (3)(a)(i)        Certificate of Incorporation, as amended. (a)

                  (3)(a)(ii) February 9th, 1987 Amendment to Certificate of Incorporation.(b)

                  (3)(a)(iii) March 29th, 2005 Amendment to Certificate of Incorporation.(f)

                  (3)(b)           By-Laws. (c)

                              Thermodynetics, Inc.
                          Annual Report on Form 10-Ksb
                                     Page 24


                  (4)(i)          Form of Common Stock certificate. (d)

                  (10.1)          Loan  Agreement between  Thermodynetics,  Inc.
                                  and Wachovia Bank dated as of December 21st, 2006, (Incorporated by reference from
                                  Exhibit 10.1 to Form 8-K filed December 29th, 2006, Commission File No. 0-10707).
                  (10.2) Promissory Note in the original principal amount of $900,000 from Thermodynetics, Inc. to Wachovia Bank dated as of December 21st, 2006, (Incorporated by reference from
                                  Exhibit 10.2 to Form 8-K filed December 29th, 2006, Commission File No. 0-10707).
                  (10.3) Promissory Note with a revolving line of credit future of $1,100,000 to Thermodynetics, Inc. to Wachovia Bank dated as of December 21st, 2006, (Incorporated by reference from Exhibit 10.3 to Form 8-K filed December 29th, 2006, Commission File No. 0-10707).

                  (14.1)          Code of Ethics. (j)

                  (11)(i)         Calculations  of  Earnings  Per  Common Share.
                                  This information is presented in Footnote 12 to the Consolidated Financial Statements.

                  (21)            Subsidiaries.

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

                  (32.b)          CFO Certification

                  (99.a)          Audit Committee Charter (g)

                  (99.b)          Compensation Committee Charter (h)

                  (99.c)          Nominating   Committee/Corporate    Governance
                                  Charter (i)

----------

Incorporated by Reference to:

         (a)      Exhibit 3.1 to  Registration  Statement  on Form S-1 (File No.
                  2-71500)
         (b) Exhibit 3(a)(ii) to Annual Report on Form 10-K for fiscal year ended 1988 (File No. 0-10707)
         (c)      Exhibit 3.2 to  Registration  Statement  on Form S-1 (File No.
                  2-71500)
         (d)      Exhibit 4.1 to  Registration  Statement  on Form S-1 (File No.
                  2-71500)
         (e) Exhibit 10 to Annual Report on Form 10-Ksb for fiscal year ended 2004 (File No. 0-10707)
         (f) Exhibit A to Proxy Statement for November 9th, 2004 Annual Meeting (File No. 0-10707)
         (g) Exhibit 99.a to Annual Report on Form 10-Ksb for fiscal year ended 2005 (File No. 0-10707)
         (h) Exhibit 99.b to Annual Report on Form 10-Ksb for fiscal year ended 2005 (File No. 0-10707)
         (i) Exhibit 99.c to Annual Report on Form 10-Ksb for fiscal year ended 2005 (File No. 0-10707)
         (j) Exhibit 14.1 to Annual Report on Form 10-Ksb for fiscal year ended 2004 filed July 29th, 2005 (File No. 0-10707)

     THERMODYNETICS, INC. AND SUBSIDIARIES

     CONSOLIDATED FINANCIAL STATEMENTS AND

     REPORT OF INDEPENDENT REGISTERED PUBLIC
     ACCOUNTING FIRM

     AS OF MARCH 31, 2007 AND 2006 AND FOR THE
     YEARS ENDED MARCH 31, 2007 AND 2006

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM

                       YEARS ENDED MARCH 31, 2007 AND 2006



                                    CONTENTS

                                                                          PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM                                                             1

CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets                                        2

         Consolidated Statements of Operations                              3

         Consolidated Statements of Stockholders' Equity                    4

         Consolidated Statements of Cash Flows                              5

         Notes to Consolidated Financial Statements                       6 - 23

                          MAHONEY SABOL & COMPANY, LLP
                               95 GLASTONBURY BLVD
                         GLASTONBURY, CONNECTICUT 06033

                                 (860) 541-2000
                               Fax (860) 541-2001



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
    Stockholders of
Thermodynetics, Inc.
Windsor, Connecticut


We have audited the consolidated balance sheets of Thermodynetics, Inc. and Subsidiaries (the "Company") as of March 31, 2007 and 2006, and the related consolidated statements of operations and stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants
Glastonbury, Connecticut

May 18, 2007

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2007 AND 2006



                                                                                                    2007                   2006
                                                                                                ------------           ------------

                                     ASSETS
CURRENT ASSETS
    Cash                                                                                        $    659,238           $         --
    Accounts receivable, net of allowance for doubtful
         accounts of $102,547 in 2007 and $74,448 in 2006                                          2,839,958              2,050,106
    Marketable securities                                                                            215,521
    Inventories                                                                                    3,415,929              3,001,756
    Prepaid expenses and other current assets                                                        120,880                469,525
                                                                                                ------------           ------------
             Total current assets                                                                  7,251,526              5,521,387

PROPERTY, PLANT AND EQUIPMENT, net                                                                 7,635,388              7,155,441

DEFERRED INCOME TAXES                                                                                980,000                895,000

OTHER ASSETS                                                                                         293,649                238,635
                                                                                                ------------           ------------

                                                                                                $ 16,160,563           $ 13,810,463
                                                                                                ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                                                              $         --           $  2,610,372
    Accounts payable                                                                               2,095,006              2,258,769
    Accrued expenses and taxes                                                                       975,720                336,769
    Notes payable - private placement                                                                     --                300,000
    Current portion of long-term debt                                                                228,830                438,944
    Current portion of liabilities from discontinued operations                                           --              1,242,750
    Current portion of obligations under capital lease                                                    --                  9,679
                                                                                                ------------           ------------
             Total current liabilities                                                             3,299,556              7,197,283

LONG-TERM LIABILITIES
    Long-term debt, less current maturities above                                                  1,965,776              2,829,681
    Long-term liabilities from discontinued operations                                             2,782,195              2,997,945
    Obligation under capital lease, less current maturities above                                         --                     --
                                                                                                ------------           ------------
                                                                                                   4,747,971              5,827,626

DEFERRED TAXES                                                                                       335,000                     --

COMMITMENTS AND CONTINGENCIES                                                                             --                     --

MINORITY INTEREST                                                                                  3,163,545                     --

STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share; authorized
     25,000,000 shares                                                                                40,463                 39,897
    Additional paid-in capital                                                                     7,115,523              5,783,090
    Accumulated other comprehensive income                                                             1,600                     --
    Deficit                                                                                       (2,543,095)            (5,037,433)
                                                                                                ------------           ------------
                                                                                                   4,614,491                785,554
                                                                                                ------------           ------------

                                                                                                $ 16,160,563           $ 13,810,463
                                                                                                ============           ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2007 AND 2006



                                                                                        2007                    2006
                                                                                    ------------            ------------


NET SALES                                                                           $ 23,529,748            $ 18,750,323

COST OF SALES                                                                         18,439,961              14,255,302
                                                                                    ------------            ------------

        Gross profit                                                                   5,089,787               4,495,021

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                                                             4,258,436               3,275,344
                                                                                    ------------            ------------

        Income from operations                                                           831,351               1,219,677

OTHER INCOME (EXPENSE)
    Other, net                                                                            26,225                      --
    Interest expense                                                                    (250,562)               (368,911)
    Gain on sale of stock (Note 2)                                                     2,547,179                      --
    Minority Interest                                                                   (306,926)                     --
                                                                                    ------------            ------------
                                                                                       2,015,916                (368,911)
                                                                                    ------------            ------------

        Income before provision for income taxes                                       2,847,267                 850,766

PROVISION FOR  INCOME TAXES                                                              950,000                 320,000
                                                                                    ------------            ------------

        Income from continuing operations                                              1,897,267                 530,766

DISCONTINUED OPERATIONS (NOTE 22)
    Income (loss) from discontinued operations including
      gain on extinguishment of debt of 605,929 in 2007
      and loss on disposal of $1,025,164 in 2006                                         597,071              (2,438,097)
    Income taxes (benefit)                                                                    --              (1,197,000)
                                                                                    ------------            ------------
    Net income (loss) on discontinued operations                                         597,071              (1,241,097)
                                                                                    ------------            ------------

        Net income (loss)                                                           $  2,494,338            $   (710,331)

OTHER COMPREHENSIVE INCOME, net of tax
         Unrealized holding gains arising during the period                                1,600                      --
                                                                                    ------------            ------------

        Comprehensive income                                                        $  2,495,938            $   (710,331)
                                                                                    ============            ============

EARNINGS (LOSS) PER COMMON SHARE - CONTINUING OPERATIONS                            $       0.47            $       0.13
                                                                                    ============            ============

EARNINGS (LOSS) PER COMMON SHARE - DISCONTINUED OPERATIONS                          $       0.15            $      (0.31)
                                                                                    ============            ============

EARNINGS (LOSS) PER COMMON SHARE                                                    $       0.62            $      (0.18)
                                                                                    ============            ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2007 AND 2006




                                                Common Stock
                                         --------------------------
                                                                                                   Accumulated
                                                                       Additional                      Other
                                            Number of                   Paid-in       Income       Comprehensive
                                             Shares       Amount        Capital     (Deficit)         Income            Total
                                          -----------   -----------   -----------   ----------     --------------   -------------


Balance, March 31, 2005                     3,947,782   $    39,477   $ 5,758,430   $(4,327,102)    $        --       $ 1,470,805


Issuance of stock pursuant to
  401(k) plan 2005                             30,000           300        20,220            --              --            20,520
Issuance of stock pursuant to
  bonus (Note 17)                              12,000           120         4,440            --              --             4,560
Net Loss                                           --            --            --   $  (710,331)             --          (710,331)
                                          -----------   -----------   -----------   -----------     -----------       -----------

Balance, March 31, 2006                     3,989,782   $    39,897   $ 5,783,090   $(5,037,433)    $        --       $   785,554

Issuance of stock pursuant to
  401(k) plan 2006                             25,000           250            --            --              --               250
Sale of common stock                           31,579           316        22,172            --              --            22,488
Sale of subsidiary stock                           --            --     1,310,261                                       1,310,261
Net income and comprehensive income                --            --            --     2,494,338           1,600         2,495,938
                                          -----------   -----------   -----------   -----------     -----------       -----------

Balance, March 31, 2007                     4,046,361   $    40,463   $ 7,115,523   $(2,543,095)    $     1,600       $ 4,614,491
                                          ===========   ===========   ===========   ===========     ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2007 AND 2006

                                                                                          2007                       2006
                                                                                     ------------               ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                $ 2,494,338               $  (710,331)
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
        Depreciation and amortization                                                     381,833                   375,721
        Loss on disposal of assets from discontinued operations                                --                 1,025,164
        Minority interest in earnings of subsidiary                                       306,926                        --
        Gain on sale of stock                                                          (2,547,179)                       --
        Gain on extinguishment of debt                                                   (605,750)                       --
        Deferred tax provision                                                            250,000                  (895,000)
        Unrealized gain on marketable securities                                            1,600                        --
        Changes in operating assets and liabilities:
           Increase in accounts receivable                                               (789,444)                  (98,204)
           Increase in inventories                                                       (414,173)                 (644,653)
           (Increase) decrease in prepaid expenses and
             other current assets                                                         348,645                  (375,806)
           (Increase) decrease in other assets                                            (27,451)                   88,932
            Increase (decrease) in accounts payable                                      (163,763)                  718,526
            Increase in accrued expenses and taxes                                        645,951                    72,360
            Cash provided from operating activities of discontinued
              operations                                                                   (8,858)                1,616,213
                                                                                      -----------               -----------
                 Net cash provided by (used in) operating activities                     (127,325)                1,172,922
                                                                                      -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                          (861,780)                 (352,386)
     Purchase of investments                                                             (245,521)                       --
     Proceeds from sale of assets from discontinued operations                                 --                   265,028
     Other (increase) decrease in life insurance receivable                                 2,437                    (4,080)
                                                                                      -----------               -----------
                 Net cash used in investing activities                                 (1,104,864)                  (91,438)
                                                                                      -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                                              --                   300,000
     Proceeds from issuance of stock                                                    6,736,260                        --
     Proceeds from short-term borrowings                                                   89,628                   444,259
     Payments of debt from stock offering proceeds                                     (4,616,000)                       --
     Principal payments on debt and capital lease obligations                            (318,461)                 (518,743)
     Net cash provided by (used in) financing activities
        of discontinued operations                                                             --                (1,307,000)
                                                                                      -----------               -----------
                 Net cash provided by (used in) financing activities                    1,891,427                (1,081,484)
                                                                                      -----------               -----------

NET INCREASE IN CASH                                                                      659,238                        --

CASH, beginning of year                                                                        --                        --
                                                                                      -----------               -----------

CASH, end of year                                                                     $   659,238               $        --
                                                                                      ===========               ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 1 - BASIS OF PRESENTATION:

         The Consolidated financial statements include the accounts of Thermodynetics, Inc., it's wholly owned subsidiaries, Vulcan Industries, Inc., TPI Systems, Inc. and National Energy Systems, Inc. and a majority interest in Turbotec Products, Plc and its wholly owned subsidiary, Turbotec Products, Inc. ("Turbotec") (see Note 2) (collectively "the Company"). All material intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - SALE OF MINORITY INTEREST IN SUBSIDIARY:

         On May 8, 2006, the Company completed the sale of a minority interest of its subsidiary, Turbotec Products Plc, (the "Plc"), whereby approximately 43.68% of that company was sold pursuant to an offering on the AIM Market of the London Stock Exchange. Prior to the offering, Turbotec Products Plc was established in the United Kingdom as a holding company for the Company's operating subsidiary, Turbotec Products, Inc. Pursuant to the offering, the Company and Turbotec Products Plc jointly sold a total of 5,594,366 ordinary shares of the Plc at the price of 85 pence per ordinary share, resulting in gross proceeds of 4,755,211 British Pounds. Under the terms of the offering the two companies shared equally in the net proceeds of $6,739,000, after fees and expenses. From the net proceeds received, an aggregate of approximately $4,616,000 was used by the companies to repay term and revolving bank debt.

         Pursuant to the offering documents, all shares were sold to non United States investors. In addition, under a Relationship Agreement (RA), the Company has agreed that through May 2007, it will not dispose of any additional ordinary shares except through or with the consent of Plc's nominated advisor to the AIM Market. The Company and its Board of Directors (the "Board") have further undertaken, inter alia, not to exercise its voting rights, except with the consent of the nominated advisor and Plc (on the authority of its non-executive Directors) in favor of any resolution to give the board of the Plc authority under British law to allot shares in the Plc or to remove or reduce any pre-emption rights that Plc shareholders may have. The RA contains further provisions regarding an annual administration fee; restrictions on related party transactions; restrictions on appointments to the board of the Plc and mutual confidentiality and reporting undertakings. The RA also contains non-competition undertakings from both the Company and its Board and restricts the ability of the Company to dispose of its interest in the ordinary shares into the United States in a manner that would require registration of any such disposition under the US Securities Act. As part of the transaction, in accord with the RA, the Company and the Plc established independent officers and directors and the two boards of directors act independently.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         NATURE OF OPERATIONS:

         Thermodynetics, Inc., through Turbotec, is a manufacturer of high performance, high quality heat exchangers, fabricated metal components and plumbing flexible connector products serving the heat transfer, transportation and plumbing industries. The Company markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, automotive, biomedical, plumbing, appliance, water heating, aerospace and other industries. The company also owns real estate.

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

         MARKETABLE SECURITIES:

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

         On April 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. Goodwill is assigned to specific reporting units and is reviewed for impairment at least annually and upon the occurrence of an event or when circumstances indicate that a reporting units' carrying value is greater than its fair value. All other intangible assets, classified as definite-lived assets, are amortized over their estimated future lives (See Note 8).

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

         STOCK OPTIONS:

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment. SFAS No. 123 (revised 2004) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized as compensation costs in the financial statements. SFAS No.123 (revised 2004) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except those held by an ESOP) or by incurring liabilities in amounts based (even in part) on the price of the entity's shares or other equity instruments, or that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement applies to all new awards granted during fiscal years beginning after December 15, 2005 and to previous awards that are modified or cancelled after such date.

         EARNINGS PER COMMON SHARE:

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It replaced the presentation of primary EPS with a presentation of basic EPS.

         RECLASSIFICATION:

         Certain amounts as of March 31, 2006 have been reclassified to conform with the March 31, 2007 presentation. The reclassifications have no material affect on the financial statements.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

         In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)," which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 as of April 1, 2007. The cumulative effect upon adoption will be reported as an adjustment to opening retained earnings. The Company has estimated that the cumulative effect of adopting FIN 48 will not have a material impact on the financial statements of the Company.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement will be effective for the Company in fiscal year 2009. The Company is currently evaluating the impact this Statement will have on the Company's financial position, results of operations and cash flows.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits the measurement of certain financial instruments at fair value. This Statement will be effective for the Company in fiscal year 2009. The Company is currently evaluating the impact this Statement will have on the Company's financial position, results of operations and cash flows.


NOTE 4 - FINANCIAL INSTRUMENTS:

         CONCENTRATIONS OF CREDIT RISK:

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivables and other assets:

             o Cash - At various times during the fiscal year, the Company's cash balances exceeded federally insured limits. The cash balance in excess of federally insured limits was $518,765 and $0 at March 31, 2007 and 2006.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 4 - FINANCIAL INSTRUMENTS (Continued):

             o Trade accounts receivable - The Company's customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide. The Company had three customers that represented 20% 18% and 11% of accounts receivable at March 31, 2007 and two customers that represented 19% and 12% of accounts receivable at March 31, 2006. Additionally, the Company had three customers that represented 28%, 16% and 10% of sales in 2007 and two customers that represented 25% and 13% of sales in 2006.

             o Other assets included a receivable relating to officers' life insurance which represented the net aggregate proceeds due the Company for the reimbursement of past policy premiums (see
                  Note 8). The balance was paid in full during fiscal year 2007.

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

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 5 - MARKETABLE SECURITIES:

         The Company invests in certain marketable securities that are categorized as available for sale. The cost and market values of marketable securities as well as the unrealized gains and losses are as follows at March 31, 2007

                  Cost                                  $      213,921
                  Unrealized gains                               1,600
                                                        --------------

                  Market value                          $      215,521
                                                        ==============


NOTE 6 - INVENTORIES:

         The major classes of inventories consist of the following as of March
         31:

                                                   2007                2006
                                                   ----                ----

             Raw materials                   $     2,315,048     $    1,424,765
             Finished goods                        1,103,584          1,605,589
             Work-in-process                         122,931            102,036
                                             ---------------     --------------
                                                   3,541,563          3,132,390
             Less:
               Specific reserves                      90,634             95,634
               General reserves                       35,000             35,000
                                             ---------------     --------------

                                             $     3,415,929     $    3,001,756
                                             ===============     ==============


NOTE 7 - NET PROPERTY AND EQUIPMENT:

         Property and equipment are summarized by major classifications as follows at March 31:

                                                    2007               2006
                                                    ----               ----

             Machinery and equipment         $      7,644,981    $    6,981,181
             Buildings                              4,915,480         4,915,480
             Furniture and equipment                1,166,409         1,082,625
             Leasehold improvements                 1,093,592           979,396
             Land                                     204,484           204,484
                                             ----------------    --------------
                                                   15,024,946        14,163,166
             Less accumulated depreciation
                 and amortization                   7,389,558         7,007,725
                                             ----------------    --------------

                                             $      7,635,388    $    7,155,441
                                             ================    ==============

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 8 - OTHER ASSETS:

         Other assets consist of the following at March 31:
                                                       2007          2006
                                                    ----------    ----------
         Deferred financing costs                   $   74,723    $   38,911
         Investments                                    94,856        94,856
         Investment in loan receivable,
           net of an allowance of $270,000              30,000             -
         Intangible assets, net of prior
           amortization of $410,630                     93,741        93,741
         Other                                             329        11,127
                                                    ----------    ----------

                                                    $  293,649    $  238,635
                                                    ==========    ===========

         Impairment tests on intangible assets with indefinite useful economic lives are undertaken annually on March 31. These intangible assets are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Where the carrying value of an asset exceeds its recoverable amount, the asset is written down accordingly.


NOTE 9 - LINES OF CREDIT:

         Thermodynetics:
         During December 2006, the Company entered into a line of credit (the "Line") agreement with another bank. The agreement provides for a borrowing base of $1,100,000. Interest is charged at the bank's prime rate (8.25% at March 31, 2007). The Line is secured by certain real and personal property. At March 31, 2007, the Company had available borrowings of $1,100,000.

         The Company, through its Vulcan subsidiary, had a $1,750,000 revolving demand note dated February 23, 2004. On November 10, 2005, this line of credit was converted into a term loan. This loan was repaid in full in May 2006 (Note 22).

         Turbotec:
         Turbotec has a revolving line of credit (LOC) with a bank originally dated October 31, 1994 and most recently amended in July 2005, which provides for a borrowing base equal to the sum of the following (as defined within the agreement): 80% of unpaid qualified receivables, the lesser of $1,500,000 or 50% of the lower of cost or market value of eligible raw and work-in-process inventory, plus the lesser of $500,000 or 50% of the lower of cost or market value of eligible finished goods inventory less 100% of the aggregate amount of then undrawn on all letters of credit and acceptances issued by the bank to a maximum of $3,250,000. Interest is charged at the bank's prime rate (8.25% and 7.75% at March 31, 2007 and 2006, respectively). The LOC contains various financial and non-financial covenants. At March 31, 2007, there were no amounts outstanding under this facility.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT:

         During the year ended March 31, 2007, the Company, certain of its subsidiaries, and their bank, entered into certain loan modification agreements to provide for the separation of the credit facilities between the Company and Turbotec Products, Inc., and the release of certain cross collateral guarantees. Principally, the Company's remaining indebtedness with its principal bank at that time was a secured mortgage term loan in the original principal amount of $2,025,000 secured by the real estate and building at 651 Day Hill Road, Windsor, CT. and the term loan of the original principal amount of $183,000, secured by all of the assets of the Company. Turbotec Products, Inc. remained indebted on an equipment term note and the revolving line of credit

         During the year ended March 31, 2007, the Company paid down the Day Hill Road mortgage loan with proceeds from the sale of stock (Note 2). The remaining balance was refinanced by obtaining a 10-year, $900,000 mortgage note payable from another bank. The mortgage note is secured by a first mortgage on the building. The note is payable in monthly principal installments of $3,750 plus accrued interest commencing January 21, 2007. Interest is accrued on the unpaid principal at the 30 day LIBOR market Index rate (5.3% at March 31, 2007) plus 1.5%.

         The Company has a term loan dated December 1, 2006, which is payable in 60 monthly installments of $1,628 including principal and interest at 6.39%. The note is secured by a vehicle.

         On May 10, 2005, two officer/directors and four unaffiliated investors loaned the Company, $150,000 and $300,000, respectively or $450,000 in the aggregate. The officer/director notes were paid in 2006; the four unaffiliated investor loans were outstanding at March 31, 2006 and repaid in full in May 2006. Such loans were evidenced by promissory notes bearing 10% interest, and payment terms as follows: (a) interest was payable monthly in arrears commencing on June 15, 2005; and (b) seven (7) monthly payments of sixty-four thousand two hundred eighty-six ($64,286) dollars of principal in the aggregate together with accrued and unpaid interest commencing June 15, 2006, and maturing on December 31, 2006. Further, the investors received warrants to purchase common stock at an exercise price of $1.40 per share. The warrants expire June 30, 2008, and provide for the purchase of 225,000 shares of common stock in the aggregate.

         The Company had a term loan dated November 10, 2005, payable in 84 month principal payments of $2,179 plus interest at the bank's prime rate plus 1%. The note was repaid in May 2006.

         The Company had a $1,847,580 term loan dated July 25, 2003 from a financial institution. The note was payable in 60 monthly installments of $36,115 including principal and interest at 6.46% to March 31, 2009. The note was secured by specific equipment. The note was repaid during 2006 (Note 22).

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT (Continued):

         The Company had a $700,000 secured term note originally dated July 30, 2003 from a bank. On November 10, 2005, the terms of this note were modified. The modification agreement required 84 monthly principal payments of $1,236 plus interest at the bank's prime rate plus 1%. The note, which was secured by substantially all assets of the Company, was repaid in full in May 2006.

         The Company had a $400,000 note payable to the City of Sturgis dated September 12, 2003 (amended March 2005). The note called for principal payments of $5,749 to September 12, 2010. This note was repaid during the year ended March 31, 2006 (Note 22).

         The Company had various subordinated notes to the former shareholders of Vulcan totaling $581,500. These notes were subordinated in priority to any and all commercial financing. Interest on the outstanding principal balance was at a fixed interest rate of 6%, payable quarterly commencing March 31, 2004. These notes were settled and cancelled during the year ended March 31, 2007 (Note 22).

         The Company had non subordinated notes to the former shareholders of Vulcan with an aggregate remaining balance of $77,354 at March 31, 2005. These notes were payable in quarterly installments through December 2005 with interest at 6% and 9% per year. These notes were repaid during 2006.

         Turbotec had an equipment loan payable in sixty monthly principal installments of $11,667 plus interest at the bank's prime rate. This note was repaid in May 2006.

         Turbotec has outstanding two equipment term notes at March 31, 2007.
         (i) $300,000 term note, payable in sixty equal monthly installments of $5,000 through March 31, 2010; at March 31, 2007 the principal balance due was $180,000 and (II) a $281,015 term note, payable in equal monthly installments of $5,000 through January 31, 2008; at March 31, 2007 the principal balance due was $48,489.

         In addition Turbotec has a $500,000 line of credit to purchase machinery and equipment under which it has drawn $103,909 as of March 31, 2007. The line expires on November 30, 2007 at which time the outstanding balance will be converted to a term note repayable over 48 months.

         In August 2004 the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,000,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 14). The note is payable in eighty-four monthly installments of principal and interest of $8,932 and has a fixed interest rate of 6.9%, as defined in the note.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT (Continued):

                                                            2007         2006
                                                            ----         ----

Thermodynetics
   Mortgage loan                                         $  888,750   $1,594,688
   Mortgage note payable - multi-purpose building           894,769      937,698
   Note payable - vehicle                                    78,689           --
   Notes payable - private placement                             --      300,000
                                                         ----------   ----------
                                                          1,862,208    2,832,386
                                                         ----------   ----------
Turbotec:
   Equipment loan and line of credit                        332,398      566,308
   Note payable - bank                                           --      169,931
                                                         ----------   ----------
                                                            332,398      736,239
                                                         ----------   ----------

                                                          2,194,606    3,568,625

   Less: current maturities                                 228,830      738,944
                                                         ----------   ----------

                                                         $1,965,776   $2,829,681
                                                         ==========   ==========

Long - term debt from discontinued operations

                                                               2007         2006
                                                         ----------   ----------

   Subordinated notes - Vulcan shareholders              $       --   $  581,500
   Notes payable - bank                                          --      684,721
                                                         ----------   ----------
                                                                 --    1,266,221
   Less: current maturities                                      --    1,050,471
                                                         ----------   ----------

                                                         $       --   $  215,750
                                                         ==========   ==========


         Maturities of notes payable and long-term debt from continuing operations for each of the years succeeding March 31, 2007 are as follows:

            YEAR ENDING MARCH 31,
                2008                                $       228,830
                2009                                        194,291
                2010                                        198,919
                2011                                        143,871
                2012 and thereafter                       1,428,695
                                                    ---------------

                                                    $     2,194,606
                                                    ===============

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 11 - LEASES:

         The Company and Turbotec Products, Inc. entered into real estate leases effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. The leases commenced April 1, 2006 with a five-year term, and one extension option for three years, and a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $42,010 monthly in year ten, assuming both lease extensions are exercised. Rent charges with respect to the 50 Baker Hollow Road property are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $10,979 monthly in year ten, assuming both lease extensions are exercised.


NOTE 12 - STOCKHOLDERS' EQUITY:

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

         The option price and the value awarded for bonuses shall not exceed 33.33% of the fair market value on the effective date of the option or bonus. The value awarded for stock appreciation rights shall be equal to the excess of fair market value on the day of exercise less the fair market value on the effective date of the award. Through March 31, 2007, no options, shares or SARs had been granted under these plans.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 13 - EARNINGS PER COMMON SHARE:

         A reconciliation of the numerators and denominators of the basic and diluted Earnings per Common Share (EPS) computations for the years ended March 31:

                                                         2007                                              2006
                                   ------------------------------------------------  ----------------------------------------------
                                            Income                   Shares                   Income                 Shares
                                         (Numerator)               (Denominator)           (Numerator)            (Denominator)

                                   ----------------------      --------------------  ----------------------    --------------------

Net income (loss)                  $           2,494,338                             $            (710,331)
                                   ----------------------                            ----------------------

Basic EPS
 Income (loss) available to
  common stockholders                          2,494,338                 4,025,439                (710,331)              3,974,856
Effect of Dilutive Securities
  Stock warrants                              -                                  -              -                                -
                                   ----------------------      --------------------  ----------------------    --------------------
Diluted EPS
Income (loss) available to
  common stockholders  including
  assumed  conversions             $           2,494,338                 4,025,439   $            (710,331)              3,974,856
                                   ======================      ====================  ======================    ====================


NOTE 14 - RENTAL OF MULTI-PURPOSE BUILDING:

         The Company leases a portion of its multi-purpose building (see Note 9) to an unrelated tenant under an agreement which expires August 31, 2010. Rental income aggregated $64,927 and $63,250 for the years ended March 31, 2007 and 2006, respectively, and is included in net selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.


NOTE 15 - RESEARCH AND DEVELOPMENT COSTS:

         Research and development costs charged to selling, general and administrative expenses amounted to $282,930 and $212,966 for the years ended March 31, 2007 and 2006, respectively.


NOTE 16 - ADVERTISING:

         The Company expenses the production costs of advertising when the costs are incurred. Advertising expense charged to selling, general and administrative expenses totaled $68,024 and $49,298 for the years ended March 31, 2007, and 2006, respectively.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 17 - INCOME TAXES:

         The provision (benefit) for income taxes consists of the following:

                                           2007                    2006
                                         ---------              ---------

              Current                      533,000                 18,000
              Foreign                      167,000                     --
                                         ---------              ---------
                                           700,000                 18,000

              Deferred                     250,000               (895,000)
                                         ---------              ---------

                                         $ 950,000              $(877,000)
                                         =========              =========

         The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company's AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. State taxes accrued were based on net income on a separate company basis.

         The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for continuing operations fiscal years 2007 and 2006. The principal reasons for this difference are listed in the following table:

                                                        2007          2006
                                                     ----------     ----------

          Statutory federal  and state income tax        34 %           34 %
          Amortization and other                                        -8
          Utilization of net operating loss
            carryforwards by parent                     -31             -7
          Earnings of subsidiary subject to tax          21
          Other                                           4
          Change in valuation allowance                                 19
                                                     ----------     ----------
                                                         28 %           38 %
                                                     ==========     ==========

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 17 - INCOME TAXES (Continued):

         The significant components of the deferred tax provision are as follows:

                                                       2007            2006
                                                    -----------     -----------

         Net operating loss                         $   754,000     $  (811,000)
         Property and equipment, net                   (382,000)         35,000
         Other                                         (391,000)        (18,000)
         Uniform capitalization                          (3,000)         46,000
         Asset impairment                                    --         720,000
         Capital loss                                   272,000          13,000
         Valuation Allowance                                 --        (880,000)
                                                    -----------     -----------

                                                    $   250,000     $  (895,000)
                                                    ===========     ===========

         The components of the net deferred tax asset as of March 31, 2007 and 2006 are as follows:

                                                       2007            2006
                                                    -----------     -----------
         Deferred tax assets:
            Net operating loss                      $ 1,112,000     $ 1,749,000
            Investment tax credits                           --         144,000
            Uniform capitalization                        4,000           4,000
            Capital loss                                     --         162,000
            Research and development credit              69,000          10,000
            Other                                       479,000          46,000
                                                    -----------     -----------
            Total deferred tax assets                 1,664,000       2,115,000
         Deferred tax liabilities:
            Property and equipment, net              (1,019,000)     (1,220,000)
                                                    -----------     -----------

         Net deferred tax asset (liability)         $   645,000     $   895,000
                                                    ===========     ===========

         Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, inventory capitalization adjustments recorded for tax reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Unused tax credit carryovers total approximately $69,000 as of March 31, 2007 and expire in years beginning in March 31, 2012.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 18 - 401(k) PLAN:

         During the year ended March 31, 2007, the Company formed a new deferred compensation/retirement plan covering employees of Thermodynetics. A contribution of $18,750 was accrued to the plan during the year and will be paid through a contribution of 25,000 shares of Thermodynetics common stock.

         Turbotec has a defined contribution 401(k) plan which covers all participating employees who are over the age of 21 years and have at least four months of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Matching contributions have been previously made in the form of Company common stock, subsequent to the close of the Company's fiscal year. Contributions for the years ended March 31, 2007 and 2006 totaled $24,214 (cash) and $10,417 (stock), respectively. Effective with the plan year beginning January 1, 2007 Turbotec elected to begin making matching contribution in cash, using the safe harbor method.


NOTE 19 - EMPLOYMENT CONTRACTS:

         The Company has entered into employment agreements with two employees and directors through March 2009. These agreements provide for annual base salaries of approximately $250,000 and $180,000, respectively, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage.

         Turbotec has one year employment agreements with two of its employees. These agreements provide for combined annual base salaries of $370,000 and $295,000 for the fiscal years ended March 31, 2007 and 2006, respectively. The employees may also earn a discretionary bonus based on criteria established by the Board of Directors.

         In the event of termination, all four agreements provide for the continuation of compensation and benefits. However, the employees may not compete with the Company within the United States for a period of two years after termination and are subject to the terms and conditions of confidentiality agreements.


NOTE 20 - STOCK BONUSES:

         In February and March, 2006, the Company issued a total of 12,000 shares to its Board of Directors.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 21 - CASH FLOW INFORMATION:

         Cash paid for interest was $250,562 and $368,911 for the years ended March 31, 2007 and 2006.

         Issuance of stock pursuant to the 401(k) plan was $0 and $22,800 for the years ended March 31, 2007 and 2006, respectively.

         Long-term debt and short-term borrowings of $1,969,648 were paid from sales of equipment during 2006.

         Long-term debt was reduced by $150,000 as payment of the life insurance receivable during the year ended March 31, 2006.


NOTE 22 - DISCONTINUED OPERATIONS:

         During July, 2005, the Company and its Vulcan Industries, Inc. subsidiary (Vulcan) defaulted on certain debt. The Company subsequently sold the operating assets to a major customer and liquidated its remaining assets to repay certain secured lenders. Additionally, the Company and its bank (as the only remaining secured creditor) entered into an agreement whereby the bank waived the existing defaults on all debt instruments (except those relating to the Vulcan debt which continued) and modified a financial covenant to exclude the operations of Vulcan from the compliance calculation.

         In August 2005, the Company discontinued the operations of Vulcan and began liquidating Vulcan's remaining assets and paid all sums received to the bank. At October 31, 2005 all operating assets of Vulcan had been liquidated and the Company and the bank restructured the balance of the secured debt resulting from the Vulcan closure.

         In November 2006, the Company and the selling shareholders of Vulcan reached an agreement to extinguish the remaining unpaid notes payable relating to the acquisition of Vulcan. Under the agreement, all unpaid notes were cancelled together with accrued interest payable in exchange for a lump sum of $10,000. Accordingly, the Company recorded a gain on extinguishment of debt of $605,928, less applicable income taxes of $193,000 (Note 10).

         The Company allocates interest expense based on the named debtor of all interest bearing debt. Interest expense included in discontinued operations was $0 and $70,791 for the years ended March 31, 2007 and 2006, respectively.

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2007 AND 2006


NOTE 22 - DISCONTINUED OPERATIONS (Continued):

         Assets and liabilities of Vulcan were reported as assets and liabilities of discontinued operations at March 31, 2007 and 2006, and were as follows:

                                                            2007         2006
                                                         ----------   ----------

         Current liabilities of discontinued operations:
             Accounts payable                            $   12,000   $  175,000
             Accrued liabilities                                 --       17,279
             Debt                                                --    1,050,471
                                                         ----------   ----------
                                                             12,000    1,242,750
                                                         ----------   ----------
         Long-term liabilities of discontinued operations:
             Long-term payables                           2,782,195    2,782,195
             Long-term debt                                      --      215,750
                                                         ----------   ----------
                                                          2,782,195    2,997,945
                                                         ----------   ----------

         Total net liabilities of discontinued
         operations                                      $2,794,195   $4,240,695
                                                         ==========   ==========

         The following amounts of Vulcan are included in discontinued operations on the consolidated statement of operations:

                                                 2007                  2006
                                                 ----                  ----

         Revenues                           $           --        $   3,796,686
         Pre-tax income (loss)              $      597,071        $  (2,438,097)

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

Date: July 20, 2007
           --


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  (Registrant)
                              THERMODYNETICS, INC.


BY: /s/ Robert A. Lerman                BY: /s/ John F. Ferraro
   ----------------------------            -------------------------------------
   Robert A. Lerman, President,            John F. Ferraro, Chairman of
   Chief Executive Officer, and            the Board, Treasurer, Chief Financial
   and Director                            Officer, Secretary and Director

Date: July 20, 2007                     Date: July 20, 2007
           --                                      --


BY: /s/ John J. Hughes                  BY: /s/ Fred H. Samuelson
   ----------------------------            -------------------------------------
    John J. Hughes, Director               Fred H. Samuelson, Director

Date: July 20, 2007                     Date: July 20, 2007
           --                                      --