Form 10QSB
period 2007-06-30
THERMODYNETICS INC
filed 2007-08-13
CIK 351902

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007     COMMISSION FILE NUMBER: 0-10707
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                        Outstanding at June 30, 2007
-------------------------------------          ----------------------------
      Common stock $.01 Par Value                     4,046,361 Shares

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrar is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format Yes [ ] No [X]


                                    Page -1-

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                             Page Number
                                                                             -----------
PART I            FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Balance Sheets
                     June 30, 2007 and March 31, 2007............................. 3

                  Consolidated Statements of Income
                     Three Months Ended June 30,
                     2007 and 2006................................................ 4


                  Consolidated Statements of Cash Flows
                     Three Months Ended June 30,
                     2007 and 2006................................................ 5

                  Notes to Consolidated Financial Statements......................6-9

      Item 2.     Management's Discussion and Analysis or
                                     Plan of Operation ...........................10-12

      Item 3.     Controls and Procedures ........................................11-12


PART II           OTHER INFORMATION

      Item 1.     Legal Proceedings............................................... 13

      Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds..... 13

      Item 3.     Defaults Upon Senior Securities................................. 13

      Item 4.     Submission of Matters to a Vote of Security Holders............. 13

      Item 5.     Other Information............................................... 13

      Item 6.     Exhibits and Reports on Form 8-K................................ 13

SIGNATURE PAGE ................................................................... 14


                                    Page -2-

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (in 000's)
                                     ASSETS

                                                              JUNE 30, 2007    MARCH 31, 2007
                                                              -------------    --------------
                                                               (Unaudited)       (Audited)
CURRENT ASSETS
  Cash                                                           $    586           $    659
  Accounts Receivable, Net                                          3,191              2,840
  Inventories                                                       3,655              3,416
  Prepaid Expenses and Other Current Assets                           344                121
  Marketable Securities                                               248                216
                                                                 --------           --------
    Total Current Assets                                            8,024              7,252
                                                                 --------           --------

PROPERTY, PLANT AND EQUIPMENT
  Property, Plant and Equipment - At Cost                          15,135             15,025
  Less: Accumulated Depreciation                                    7,500              7,390
                                                                 --------           --------
   Property, Plant, and Equipment - Net                             7,635              7,635
                                                                 --------           --------

OTHER ASSETS
  Intangible Assets - Net of Amortization                              93                 93
  Investment in Unaffiliated Company                                   95                 95
  Deferred Income Taxes                                               980                980
  Deposits and Other                                                   73                106
                                                                 --------           --------
    Total Other Assets                                              1,241              1,274
                                                                 --------           --------

TOTAL ASSETS                                                     $ 16,900           $ 16,161
                                                                 ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                               $  2,770           $  2,095
  Accrued Taxes and Expenses                                          716                975
  Current Portion of Long-Term Debt                                   189                229
  Notes Payable - Bank                                                  0                  0
                                                                 --------           --------
    Total Current Liabilities                                       3,675              3,299
                                                                 --------           --------

DEFERRED INCOME TAXES                                                 286                335
LONG-TERM DEBT                                                      1,947              1,966
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS                    2,782              2,782
MINORITY INTEREST IN SUBSIDIARY                                     3,344              3,164
STOCKHOLDERS' EQUITY
  Common Stock, Par Value $.01/Share,
    Authorized 25,000,000 shares, issued 4,046,361 shares at
    6/30/07 and 3/31/07                                                40                 40
  Additional Paid-in Capital                                        7,116              7,116
  Retained Earnings (Deficit)                                      (2,314)            (2,543)
  Accumulated Other Comprehensive Income                               24                  2
                                                                 --------           --------
    Total Stockholders' Equity                                      4,866              4,615
                                                                 --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 16,900           $ 16,161
                                                                 ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    Page -3-

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30,
                   (UNAUDITED)IN (000's) EXCEPT PER SHARE DATA

                                                            2007        2006
                                                            ----        ----
Net Sales                                               $   7,251     $   5,680

Cost of Goods Sold                                          5,279         4,321
                                                        ---------     ---------

Gross Profit                                                1,972         1,359

Selling, General & Administrative Expenses                  1,365           964
                                                        ---------     ---------

Income From Operations                                        607           395
                                                        ---------     ---------

Other Income (Expense)
     Interest Expense, Net                                    (40)          (80)
    Gain on Sale of Subsidiary Stock                            0         2,666
    Other - Net                                                (1)          (46)
                                                        ---------     ---------
     Total Other Income (Expense)                             (41)        2,540
                                                        ---------     ---------
Minority Interest in Subsidiary                               181            42
                                                        ---------     ---------
Income Before Income Taxes                                    385         2,893

Provision for Income Taxes                                    206           142
                                                        ---------     ---------
Income From Continuing Operations                             179         2,751

Discontinued Operations:
Loss from Discontinued Operations Before Income Taxes           0            (9)
Income Tax Benefit                                              0             0
                                                        ---------     ---------
Loss From Discontinued Operations                               0            (9)
                                                        ---------     ---------
Net Income                                                    179         2,742

Other Comprehensive Income, net of tax:
Unrealized holding gains arising during the period             22             0
                                                        ---------     ---------
Comprehensive Income                                    $     201     $   2,742
                                                        =========     =========

Earnings per Share-
Earnings per Share From Continuing Operations Before
One Time Gain on Sale of Stock                          $     .04     $     .02
Earnings per Share From One Time Gain on Sale of Stock          0           .67
                                                        ---------     ---------
Earnings per Share From Continuing Operations                 .04           .69
Earnings per Share From Discontinued Operations                 0             0
                                                        ---------     ---------
Total Earnings per Share                                $     .04     $     .69
                                                        =========     =========


Weighted Average Shares Outstanding- Basic              4,046,361     4,002,308
                                                        =========     =========
Weighted Average Shares Outstanding- Diluted            4,046,361     4,002,308
                                                        =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    Page -4-

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                   (UNAUDITED)
                                   IN (000'S)


                                                                      2007         2006
                                                                     -------     -------
OPERATING ACTIVITIES:
  Net income                                                          $  179     $ 2,742
         Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
  Depreciation and amortization                                          110          98
  Gain on sale of stock of subsidiary                                    -0-      (2,666)
  Minority interest in earnings of subsidiary                            180         -0-
  Unrealized gain on marketable securities                                22         -0-
  Deferred tax provision (benefit)                                       (49)         43
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                              675        (483)
    Decrease (increase) in prepaid expenses and other assets            (190)        348
    Decrease (increase) in accounts receivable                          (351)        (74)
    Decrease (increase) in inventories                                  (239)       (196)
    Increase (decrease) in accrued taxes and expenses                   (219)        105
                                                                      ------      ------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
                                                                         118         (83)
                                                                      ------      ------

INVESTING ACTIVITIES;
Purchases of property, plant and equipment, net                         (110)       (135)
Proceeds from sale of stock of subsidiary                                -0-       6,797
Purchase of marketable securities                                        (32)        -0-
                                                                      ------      ------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (142)      6,662
                                                                      ------      ------

FINANCING ACTIVITIES
Net proceeds (payments) on revolving debt                                -0-          90
Principal payments on long-term debt                                     (59)       (226)
Proceeds from stock sale used to repay debt                              -0-      (4,610)
Compensation expense from stock options                                   10         -0-
Cash used in financing activities of discontinued operations             -0-         -0-
                                                                      ------      ------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (49)     (4,746)
                                                                      ------      ------

INCREASE (DECREASE) IN CASH                                              (73)      1,833
CASH AT BEGINNING OF PERIOD                                              659         -0-
                                                                      ------      ------
CASH AT END OF PERIOD                                                 $  586     $ 1,833
                                                                      ======     =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    Page -5-

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 2007 and June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

COMMERCIAL LEASES:

The Company and Turbotec Products, Inc. entered into formal real estate leases effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. The leases commenced April 1, 2006 with a five-year term, and one extension option for three years, and


                                    Page -6-
a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $42,010 monthly in year ten, assuming both lease extensions are exercised. Rent charges with respect to the 50 Baker Hollow Road property are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $10,979 monthly in year ten, assuming both lease extensions are exercised.

NOTE 3: DISCONTINUED OPERATIONS

In July 2005, the Company and its Vulcan Industries, Inc. subsidiary (Vulcan), received a notice of default from an equipment finance institution on a term loan secured by equipment. The Company also received a notice from its bank stating that it was in default of the bank's term loan as a result of, among other reasons, the acceleration of the equipment term loan.

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

NOTE 4: INVENTORIES

Inventories consist of the following at (in 000's):

                             June 30, 2007           March 31, 2007
                             -------------           --------------
      Raw materials            $ 2,240                 $ 2,224
      Work-in-process              147                     123
      Finished goods             1,303                   1,104
      Less: Reserves               (35)                    (35)
                               -------                 -------
                               $ 3,655                 $ 3,416
                               =======                 =======

Inventories are valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.

NOTE 5: EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three months ended June 30, 2007 and June 30, 2006 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.


                                    Page -7-

The weighted average numbers of shares outstanding used in the calculations are as follows:

                                                       Three Months Ended
                                                June 30, 2007      June 30, 2006
                                                -------------      -------------
Weighted Average Shares Outstanding- Basic        4,046,361          4,002,308
Assumed Conversion of Stock Options                     -0-                -0-
                                                  ---------          ---------
Weighted Average Shares Outstanding- Diluted      4,046,361          4,002,308
                                                  =========          =========

NOTE 6: INCOME TAXES

In accordance with "Statement of Accounting Standards No. 109, Accounting for Income Taxes" (SFAS 109), the primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows (in 000's):

                                          June 30, 2007     March 31, 2007
                                          -------------     --------------
Assets:
  Uniform capitalization adjustment          $     4           $     4
  Net operating loss carryforward              1,136             1,112
  Research and development credit                107                69
  Other                                          524               479
                                             -------           -------
                                               1,771             1,664
                                                               -------
Liabilities:
   Accelerated depreciation                   (1,077)           (1,019)
                                             -------           -------

 Net deferred tax asset                      $   694           $   645
                                             =======           =======

At June 30, 2007, the Company had net tax credit carryforwards of approximately $107,000 expiring in years beginning 2012.


NOTE 7: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                           3 Months Ended June 30,
                                                 (in 000'S)
                                                 ---------

                                           2007               2006
                                           -----              ----
      Cash payments for interest         $    40             $  80

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

In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)," which is effective for fiscal


                                    Page -8-
years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 as of April 1, 2007. The cumulative effect upon adoption will be reported as an adjustment to opening retained earnings. The Company has estimated that the cumulative effect of adopting FIN 48 will not have a material impact on the financial statements of the Company.

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


                                    Page -9-

                      THERMODYNETICS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Revenues reached a record for any quarter in the Company's history exceeding $7 million, reaching $7.25 million, for an increase of 28% over the prior year. The quarter ending June is historically the Company's strongest quarter and thus the results are not necessarily indicative of the full year. However, the expectation of another record year for fiscal 2008, ending March, is anticipated.

Earnings are improving as well. Gross profit margins increased from the 24% recorded in the June '06 quarter to 27%. This improvement is attributed to a combination of price increases for the Company's products as well as the continuous improvements that are being made in both the operating environments of the factory and the office. These improvements result from the lean manufacturing program the Company is pursuing.

The revenue increases derive from several sectors. The Company's products are sold into a wide variety of industries, but mainly are sold for heat exchangers used in water source heat pumps that are needed in the housing and commercial market place. Despite the reported slowdown in new housing, since the Company's products are highly energy efficient, the demand has been maintained. The swimming pool heat pump marketplace has deteriorated with the new housing slowdown, but the Company has been successful in adding to its customer base and as such shipments are higher year to year. Due to the additions to the customer base, it is expected that the shipping volume and sales contributions in this segment will again increase in fiscal 2008. Lastly, the boiler tubing market is also increasing as retrofit units are required in hospitals, schools and other applications as older units need to be replaced; the Company's products improve the efficiency for these units and thus a growing acceptance of tubing products is being realized.

Income from operations was $607,000 compared to $395,000 for the same period of the prior year. Increased expenditures in marketing, engineering and corporate governance functions were made in the current year as the company continues to expand its business base and product applications.

In May 2006 the Company sold a portion of its holdings in its Turbotec subsidiary and as such the financial statements include a one-time gain that was realized. If the gain realized on this sale were not included in the income statement, then the results of operations would show a net gain of $179,000 in the June '07 period versus $76,000 for the like period in '06, or $.04/share versus $.02/share for the respective quarters.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $4.3 million at June 30, 2007 vs. $4.0 million at March 31, 2007. Debt attributable to continuing operations continues to be reduced through monthly amortization payments. In July 2007, the Company modified the terms of its floating Libor mortgage interest rate to a fixed


                                   Page -10-
rate of 7.50% and also included a clause that eliminates any prepayment charges if the mortgage is paid off earlier than its term. Cash continues to be invested in short term instruments.

Both the Company and its Turbotec subsidiary have independent lines of credit with their banks and both companies are adequately financed for the foreseeable future.

Capital expenditures were comparable in the first quarter of both the 2007 and 2008 fiscal years. Capital investments will be required to support the new markets of heat reclamation and titanium based heat exchangers.

Increases in operating costs continue to play a more significant role in day-to-day operations as competitive pricing pressures have restricted the ability to fully recover all added expenses. Turbotec has instituted price increases where appropriate and has adjusted its methods to pass on a greater portion of raw material price increases to customers. Additionally, improvements in manufacturing processes and procedures have enabled Turbotec to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions during the year. The regional labor markets for qualified skilled and semi-skilled employees is weak and a shortage of experienced technical support and engineering staff is anticipated for the foreseeable future. Employment related costs continue to escalate and the impact on future periods is unknown at this time although opportunities to reduce these expenses are currently being explored.

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

ITEM 3 CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES -

Management believes that the Company's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the reported period are effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b) CHANGES IN INTERNAL CONTROLS -


                                   Page -11-

There were no significant changes made and no corrective actions taken in the Company's internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting that occurred during the quarter ended for this report.




                                   Page -12-

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


                                   Page -13-

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                 SIGNATURE PAGE


In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THERMODYNETICS, INC.



Date: August 10, 2007              By:  /s/  Robert A. Lerman
                                        ---------------------------------------
                                        Robert A. Lerman
                                        President and Chief Executive Officer


Date: August 10, 2007              By:  /s/  John F. Ferraro
                                         ---------------------------------------
                                         John F. Ferraro
                                         Treasurer and Chief Financial Officer


                                   Page -14-