Form 10QSB
period 2007-09-30
THERMODYNETICS INC
filed 2007-11-13
CIK 351902

UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTERLY
PERIOD ENDED SEPTEMBER 30, 2007                  COMMISSION FILE NUMBER: 0-10707
             ------------------                                          -------


                              THERMODYNETICS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                     06-1042505
-------------------------------             ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     651 DAY HILL ROAD, WINDSOR, CT             06095           860-683-2005
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at September 30, 2007
--------------------------------------         ---------------------------------
Common stock $.01 Par Value                            4,046,361 Shares


Transitional Small Business Disclosure Format       Yes ( ) No (x)


                                   Page - 1 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----



                                                                     Page Number
                                                                     -----------

PART I       FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets
                September 30, 2007 and March 31, 2007.................      3

             Consolidated Statements of Income
                Three Months Ended September 30,
                2007 and 2006.........................................      4

             Consolidated Statements of Income
                Six Months Ended September 30,
                2007 and 2006.........................................      5

             Consolidated Statements of Cash Flows
                Six Months Ended September 30,
                2007 and 2006.........................................      6

             Notes to Consolidated Financial Statements...............     7-10

   Item 2.   Management's Discussion and Analysis or
                Plan of Operation ....................................     11-13

   Item 3.   Controls and Procedures .................................      13


PART II      OTHER INFORMATION

   Item 1.   Legal Proceedings........................................      14

   Item 2.   Unregistered Sales of Equity Securities and Use
                of Proceeds...........................................      14

   Item 3.   Defaults Upon Senior Securities...........................     14

   Item 4.   Submission of Matters to a Vote of Security Holders.......     14

   Item 5.   Other Information.........................................     14

   Item 6.   Exhibits and Reports on Form 8-K..........................     14

SIGNATURE PAGE .......................................................      14


                                   Page - 2 -

                        PART I:     FINANCIAL INFORMATION
                        -------     ---------------------

ITEM 1. FINANCIAL STATEMENTS.
        --------------------

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (in 000's)

                                          ASSETS
                                          ------
                                                                 September 30,
                                                                     2007       March 31, 2007
                                                                 -------------  --------------
                                                                  (Unaudited)      (Audited)
CURRENT ASSETS
--------------
  Cash                                                             $    333        $    659
  Accounts Receivable, Net                                            2,720           2,840
  Inventories                                                         3,897           3,416
  Prepaid Expenses and Other Current Assets                             396             121
  Marketable Securities                                                 299             216
                                                                   --------        --------
    Total Current Assets                                              7,645           7,252
                                                                   --------        --------

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
  Property, Plant and Equipment - At Cost                            15,228          15,025
  Less: Accumulated Depreciation                                      7,611           7,390
                                                                   --------        --------
    Property, Plant, and Equipment - Net                              7,617           7,635
                                                                   --------        --------

OTHER ASSETS
------------
  Intangible Assets - Net of Amortization                                93              93
  Investment in Unaffiliated Company                                     95              95
  Deferred Income Taxes                                                 980             980
  Deposits and Other                                                     70             106
                                                                   --------        --------
    Total Other Assets                                                1,238           1,274
                                                                   --------        --------

TOTAL ASSETS                                                       $ 16,500        $ 16,161
                                                                   ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts Payable                                                 $  1,975        $  2,095
  Accrued Taxes and Expenses                                            772             975
  Current Portion of Long-Term Debt                                     174             229
  Notes Payable - Bank                                                   13               0
                                                                   --------        --------
    Total Current Liabilities                                         2,934           3,299
                                                                   --------        --------

DEFERRED INCOME TAXES                                                   346             335
LONG-TERM DEBT                                                        2,126           1,966
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS                      2,782           2,782
MINORITY INTEREST IN SUBSIDIARY                                       3,171           3,164

STOCKHOLDERS' EQUITY
--------------------
  Common Stock, Par Value $.01/Share,
    Authorized 25,000,000 shares, issued 4,046,361 shares at
    9/30/07 and 3/31/07                                                  40              40
  Additional Paid-in Capital                                          7,116           7,116
  Retained Earnings (Deficit)                                        (2,079)         (2,543)
  Accumulated Other Comprehensive Income                                 64               2
                                                                   --------        --------
    Total Stockholders' Equity                                        5,141           4,615
                                                                   --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 16,500        $ 16,161
                                                                   ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                   Page - 3 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                   (UNAUDITED)IN (000's) EXCEPT PER SHARE DATA

                                                              2007             2006
                                                              ----             ----

Net Sales                                                 $     7,207      $     5,865

Cost of Goods Sold                                              5,230            4,785
                                                          -----------      -----------

Gross Profit                                                    1,977            1,080

Selling, General & Administrative Expenses                      1,485              809
                                                          -----------      -----------

Income From Operations                                            492              271
                                                          -----------      ----------

Other Income (Expense)
   Interest Expense, Net                                          (41)             (64)
   Gain on Sale of Subsidiary Stock                                 0                0
   Other - Net                                                     (3)              31
                                                          -----------      -----------
   Total Other Income (Expense)                                   (44)             (33)
                                                          -----------      -----------

Minority Interest in Subsidiary                                   152               86
                                                          -----------      -----------
Income Before Income Taxes                                        296              152

Provision for Income Taxes                                         70               73
                                                          -----------      -----------
Income From Continuing Operations                                 226               79

Discontinued Operations:
Loss from Discontinued Operations Before Income Taxes               0                0
Income Tax Benefit                                                  0                0
                                                          -----------      -----------
Loss From Discontinued Operations                                   0                0
                                                          -----------      -----------
Net Income                                                        226               79

Other Comprehensive Income, net of tax:
Unrealized holding gains arising during the period                 40                0
                                                          -----------      -----------
Comprehensive Income                                      $       266      $        79
                                                          ===========      ===========

Earnings per Share-

Earnings per Share From Continuing Operations             $       .06
                                                                           $       .02

Earnings per Share From Discontinued Operations                     0                0
                                                          -----------      -----------
Total Earnings per Share                                  $       .06      $       .02
                                                          ===========      ===========


Weighted Average Shares Outstanding- Basic                  4,046,361        4,027,361
                                                          ===========      ===========
Weighted Average Shares Outstanding- Diluted                4,046,361        4,027,361
                                                          ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                   Page - 4 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,
                   (UNAUDITED)IN (000's) EXCEPT PER SHARE DATA

                                                                 2007             2006
                                                                 ----             ----
Net Sales                                                    $    14,458      $    11,545

Cost of Goods Sold                                                10,509            9,106
                                                             -----------      -----------

Gross Profit                                                       3,949            2,439

Selling, General & Administrative Expenses                         2,849            1,773
                                                             -----------      -----------

Income From Operations                                             1,100              666
                                                             -----------      -----------

Other Income (Expense)
   Interest Expense, Net                                             (80)            (144)
   Gain on Sale of Subsidiary Stock                                    0            2,666
   Other - Net                                                        (5)             (15)
                                                             -----------      -----------
     Total Other Income (Expense)                                    (85)           2,507
                                                             -----------      -----------

Minority Interest in Subsidiary                                      333              128
                                                             -----------      -----------
Income Before Income Taxes                                           682            3,045

Provision for Income Taxes                                           237              215
                                                             -----------      -----------
Income From Continuing Operations                                    445            2,830

Discontinued Operations:
Loss from Discontinued Operations Before Income Taxes                  0               (9)
Income Tax Benefit                                                     0                0
                                                             -----------      -----------
Loss From Discontinued Operations                                      0               (9)
                                                             -----------      -----------
Net Income                                                           445            2,821

Other Comprehensive Income, net of tax:
Unrealized holding gains from investments arising during
the period                                                            62                0
                                                             -----------      -----------
   Comprehensive Income                                      $       507      $     2,821
                                                             ===========      ===========
Earnings per Share-
Earnings per Share From Continuing Operations Before
One Time Gain on Sale of Stock                               $       .11      $       .04
Earnings per Share From One Time Gain on Sale of Stock                 0              .66
                                                             -----------      -----------

Earnings per Share From Continuing Operations                        .11              .70
Earnings per Share From Discontinued Operations                        0                0
                                                             -----------      -----------
Total Earnings per Share                                     $       .11      $       .70
                                                             ===========      ===========

Weighted Average Shares Outstanding- Basic                     4,046,361        4,021,201
                                                             ===========      ===========
Weighted Average Shares Outstanding- Diluted                   4,046,361        4,021,201
                                                             ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                   Page - 5 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                   (UNAUDITED)
                                   IN (000'S)

                                                                        2007         2006
                                                                        ----         ----
OPERATING ACTIVITIES:
---------------------
  Net income                                                          $   445      $ 2,821
         Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:

  Depreciation and amortization                                           221          196
  Gain on sale of stock of subsidiary                                      -0-      (2,666)
  Net change in minority interest in equity of subsidiary                   7          128
  Deferred tax provision (benefit)                                         11           43
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable                              (120)          49
    Decrease (increase) in prepaid expenses and other assets             (239)         (48)
    Decrease (increase) in accounts receivable                            120         (451)
    Decrease (increase) in inventories                                   (481)        (652)
    Increase (decrease) in accrued taxes and expenses                    (203)         (25)
Cash provided from discontinued operations                                -0-            9
                                                                      -------      -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (239)        (596)
                                                                      -------      -------

INVESTING ACTIVITIES;
---------------------
  Purchases of property, plant and equipment, net                        (203)        (262)
  Proceeds from sale of stock of subsidiary                               - 0-       6,755
  Purchase of marketable securities                                       (21)          -0-
                                                                      -------      -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (224)       6,493
                                                                      -------      -------

FINANCING ACTIVITIES
--------------------
  Net proceeds (payments) on revolving debt                                13          287
  Net borrowings (payments) on long-term debt                             105         (320)
  Proceeds from stock sale used to repay debt                              -0-      (4,619)
  Compensation expense from stock options                                  19           -0-
  Cash used in financing activities of discontinued operations             -0-          -0-
                                                                      -------      -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       137       (4,652)
                                                                      -------      -------

INCREASE (DECREASE) IN CASH                                              (326)       1,245
CASH AT BEGINNING OF PERIOD                                               659           -0-
                                                                      -------      -------
CASH AT END OF PERIOD                                                 $   333      $ 1,245
                                                                      =======      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                   Page - 6 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
         --------------------------------------------------------------
                                   (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
        ---------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: SALE OF MINORITY INTEREST IN SUBSIDIARY
        ---------------------------------------

On May 8, 2006, the Company completed the sale of a minority interest of its subsidiary, Turbotec Products Plc (the "Plc"), whereby approximately 43.68% of that company was sold pursuant to an offering on the AIM Market of the London Stock Exchange. Prior to the offering, the Plc was established in the United Kingdom as a holding company for the Company's operating subsidiary, Turbotec Products, Inc. Pursuant to the offering, the Company and the Plc jointly sold a total of 5,594,366 ordinary shares of the Plc at the price of 85 pence per ordinary share, resulting in gross proceeds of 4,755,211 British Pounds. Under the terms of the offering the two companies shared equally in the net proceeds after fees and expenses. From the net proceeds received, an aggregate of approximately $4,616,000 was used by the companies to repay term and revolving bank debt.

Under a Relationship Agreement (RA), the Company and its Board of Directors (the "Board") have agreed not to exercise its voting rights, except with the consent of the nominated advisor and Plc in favor of any resolution to give the board of the Plc authority under British law to allot shares in the Plc or to remove or reduce any pre-emption rights that Plc shareholders may have. The RA contains further provisions regarding an annual administration fee; restrictions on related party transactions; non-competition provisions; restrictions on appointments to the board of the Plc and mutual confidentiality and reporting undertakings. The Company and the Plc established independent officers and directors and the two boards of directors act independently.

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


                                   Page - 7 -

NOTE 3: DISCONTINUED OPERATIONS
        -----------------------

In July 2005, the Company and its Vulcan Industries, Inc. subsidiary (Vulcan), received a notice of default from an equipment finance institution and its bank.

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

NOTE 4: INVENTORIES
        -----------

Inventories (in 000's)consist of the following at:

                                           September 30, 2007     March 31, 2007
                                           ------------------     --------------
         Raw materials                          $ 2,365              $ 2,224
         Work-in-process                            136                  123
         Finished goods                           1,431                1,104
         Less: Reserves                             (35)                 (35)
                                                -------              -------
                                                $ 3,897              $ 3,416
                                                =======              =======

Inventories are valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.

NOTE 5: EARNINGS PER SHARE
        ------------------

The Company has adopted Statement of Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Earnings per share for the three and six month periods ended September 30, 2007 and September 30, 2006 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

                                      Three Months Ended Sept. 30   Six Months Ended Sept 30
                                           2007          2006          2007          2006
                                           ----          ----          ----          ----
Weighted Average Shares - (Basic)       4,046,361     4,027,361     4,046,361     4,021,201
Assumed Conversion of Stock Options           -0-           -0-           -0-           -0-
                                        ---------     ---------     ---------     ---------
 Weighted Average Shares- (Diluted)     4,046,361     4,027,361     4,046,361     4,021,201
                                        =========     =========     =========     =========


                                   Page - 8 -

NOTE 6: INCOME TAXES
        ------------

In accordance with "Statement of Accounting Standards No. 109, Accounting for Income Taxes" (SFAS 109), the primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows (in 000's):

                                             September 30, 2007   March 31, 2007
                                             ------------------   --------------

         Assets:
           Uniform capitalization adjustment       $    38           $     4
           Net operating loss carryforward           1,633             1,112
           Research and development credit              61                69
           Other                                       341               479
                                                   -------           -------
                                                     2,073             1,664

         Liabilities:
           Accelerated depreciation                 (1,091)           (1,019)
                                                   -------           -------
                                                       982               645

         Less: Valuation reserve                      (348)               -0-

         Net deferred tax asset                    $   634           $   645
                                                   =======           =======

At September 30, 2007, the Company had net operating carryforwards of approximately $1,633,000 expiring in years beginning 2012.

NOTE 7: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES
        -------------------------------------------------------

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows".

                                                    6 Months Ended September 30,
                                                    ----------------------------
                                                             (in 000's)
                                                             ----------

                                                         2007          2006
                                                         ----          ----
         Cash payments for interest                      $ 80          $ 80



NOTE 8: FINANCIAL ACCOUNTING STANDARDS
        ------------------------------

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

In September 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)," which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 as of April 1, 2007. The cumulative effect upon adoption will be reported as an adjustment to opening retained earnings. The Company has estimated that the cumulative


                                   Page - 9 -
effect of adopting FIN 48 will not have a material impact on the financial statements of the Company.

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


                                  Page - 10 -

                      THERMODYNETICS, INC. AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

Operations in the six months ended Sep. 30, 2007 achieved a record $14.5 million in revenue, with $7.2 million recorded in both of the last 2 three month periods. Operating income was $1.1 million in the six months vs. $666,000 and net income from continuing operations was $445,000 vs. $164,000 (excluding the one time gain on sale of the stock in the 2006 Turbotec IPO). Earnings per share, on the same basis, were $.11 vs. $.04 in the six months and $.06 vs. $.02 for the September three month periods of fiscal 2008 and 2007.

These improved results of operations are attributable to continued shipments of coaxial coils to water source heat pump OEMs and to tubing sales to boiler tubing customers as well as manufacturing improvements. The fallout from the subprime loans affecting the housing market has not reduced shipments of water source heat pump coils, but has significantly reduced swimming pool heater coil purchases. While the long term effects of the housing slowdown has yet to be played out, and as the heat pump OEMs are experiencing reductions in backlog, the expectation is that revenues for the second half of fiscal 2008 (March year) will not match the pace of the first half. Further the three months ending December are traditionally slower than the first half due to seasonal and inventory adjustments at year end. The expectations for next year's revenue base are similarly uncertain.

In the factory, a continuing program of lean manufacturing projects has created an improvement in gross profit margins which were also favorably impacted by new pricing policies. The increased cost of raw materials during the preceding periods had created imbalances that depressed operating margins until the new pricing formulas were introduced. The combined effect of the lean and pricing initiatives improved margins in the fiscal 2008 six months to 27.3% vs. 21.1% a year earlier.

Selling, general and administrative expenses increased due to a variety of overhead expenses that were primarily needed within the Turbotec organization, including the need for corporate governance activities in the UK; the UK expenses were further impacted by the unfavorable exchange rate between the pound sterling and the dollar.

Significant risk factors and economic considerations include the cost of energy and incentives provided by producers, sellers and municipalities to encourage the use of more efficient equipment; interest rates that can stimulate or depress purchasing demand; the cost and availability of materials used in production; regulatory directives relating to energy consumption, conservation and environmental issues; the exchange rates relating to the dollar; and the possibility of a slowing economy, particularly in housing, as relates to the Company's customer base.


                                  Page - 11 -

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

Working capital increased to $4.7 million at September 30, 2007 vs. $4.0 million at March 31, 2007 and cash continues to be invested in short term instruments. Improved collections from customers reduced the outstanding accounts receivable level even though sales increased significantly. The inventory increase is primarily due to the valuation of the goods as raw material prices increased while the piece quantity is comparable at both September 30 and March 31, 2007.

Long term debt increased somewhat as Turbotec financed current year expenditures for plant and equipment under its capital equipment revolving line of credit that has traditionally been converted to a term loan at year end.

Both the Company and its Turbotec subsidiary have independent lines of credit with their banks and both companies are adequately financed for the foreseeable future.

Capital expenditures were comparable in the six month periods of both the 2007 and 2008 fiscal years. Additional capital investments will likely be required to support the new markets of heat reclamation and titanium based heat exchangers.

Increases in operating costs continue to play a significant role in day-to-day operations as competitive pricing pressures have restricted the ability to fully recover all added expenses. Turbotec has instituted price increases where appropriate and has adjusted its methods to pass on a greater portion of raw material price increases to customers. Additionally, improvements in manufacturing processes and procedures have offset a portion of increasing costs while continuing lean manufacturing programs and other efficiency related activities should generate further cost reductions during the year. The regional labor markets for qualified skilled and semi-skilled employees is weak and a shortage of experienced technical support and engineering staff is anticipated for the foreseeable future. Employment related costs continue to escalate and the impact on future periods is unknown at this time although opportunities to reduce these expenses are currently being explored.

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


                                  Page - 12 -

ITEM 3     CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES -

         Management believes that the Company's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the reported period are effective to timely provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING -

         There were no significant changes made and no corrective actions taken in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting that occurred during the quarter ended for this report.


                                  Page - 13 -

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






                                      THERMODYNETICS, INC.



Date: November 8, 2007                By:  /s/  Robert A. Lerman
                                           -------------------------------------
                                           Robert A. Lerman
                                           President and Chief Executive Officer


Date: November 8, 2007                By:  /s/  John F. Ferraro
                                           -------------------------------------
                                           John F. Ferraro
                                           Treasurer and Chief Financial Officer


                                  Page - 15 -