Form 10QSB
period 2007-12-31
THERMODYNETICS INC
filed 2008-02-14
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007    Commission File Number: 0-10707

THERMODYNETICS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	06-1042505
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

651 Day Hill Road, Windsor, CT	06095	860-683-2005
(Address of Principal Executive Offices)	(Zip Code)	(Telephone Number)

(Former name, former address and former fiscal year, if changed since last report.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2007
Common stock $.01 Par Value	4,062,297Shares

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrar is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Transitional Small Business Disclosure Format                                              Yes ☐   No ☒

Page - 1 -

THERMODYNETICS, INC. AND SUBSIDIARIES

Page - 2 -

Index

PART I:    FINANCIAL INFORMATION

Item 1.  Financial Statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in 000’s)
ASSETS

	December 31, 2007	March 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$799	$659
Accounts Receivable, Net	2,252	2,840
Inventories	3,312	3,416
Prepaid Expenses and Other Current Assets	269	121
Marketable Securities	311	216
Total Current Assets	6,943	7,252

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment - At Cost	15,394	15,025
Less: Accumulated Depreciation	7,722	7,390
Property, Plant, and Equipment – Net	7,672	7,635

OTHER ASSETS
Intangible Assets - Net of Amortization	93	93
Investment in Unaffiliated Company	95	95
Deferred Income Taxes	980	980
Deposits and Other	67	106
Total Other Assets	1,235	1,274

TOTAL ASSETS	$15,850	$16,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,171	$2,095
Accrued Taxes and Expenses	654	975
Current Portion of Long-Term Debt	285	229
Notes Payable – Bank	0	0
Total Current Liabilities	2,110	3,299

DEFERRED INCOME TAXES	366	335
LONG-TERM DEBT	2,071	1,966
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	2,782	2,782
MINORITY INTEREST IN SUBSIDIARY	3,214	3,164

STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.01/Share,
Authorized 25,000,000 shares, issued 4,062,297 shares at
12/31/07 and 4,046,361 shares at 3/31/07	40	40
Additional Paid-in Capital	7,134	7,116
Retained Earnings (Deficit)	(1,956)	(2,543)
Accumulated Other Comprehensive Income	89	2
Total Stockholders’ Equity	5,307	4,615
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$15,850	$16,161

The accompanying notes are an integral part of these consolidated financial statements.

Page - 3 -

Index

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31,
(UNAUDITED)
IN (000’s) EXCEPT PER SHARE DATA

	2007	2006

Net Sales	$6,415	$5,767
Cost of Goods Sold	4,640	4,518
Gross Profit	1,775	1,249
Selling, General & Administrative Expenses	1,265	1,041
Income From Operations	510	208

Other Income (Expense)
Interest Expense, Net	(42)	(53)
Gain on Sale of Stock	-0-	-0-
Gain on Extinguishment of Debt	-0-	606
Other – Net	3	22
Total Other Income (Expense)	(39)	575

Minority Interest in Subsidiary	171	73
Income Before Income Taxes	300	710
Provision for Income Taxes	187	340
Income From Continuing Operations	113	370

Discontinued Operations:
Income (Loss) from Discontinued Operations Before Taxes	0	0
Income Tax Benefit	0	0
Income (Loss) From Discontinued Operations	0	0

Net Income	$113	$370

Earnings (Loss) per Share- Basic
Earnings (Loss) per Share- Continuing Operations	$.03	$.09
Earnings (Loss) per Share - Discontinued Operations	-0-	-0-
Total Earnings (Loss) per Share – Basic	$.03	$.09

Earnings (Loss) per Share- Diluted
Earnings (Loss) per Share From Continuing Operations	$.03	$.09
Earnings (Loss) per Share From Discontinued Operations	-0-	-0-
Total Earnings (Loss) per Share – Diluted	$.03	$.09

Weighted Average Shares Outstanding- Basic and Diluted	4,062,297	4,027,361

The accompanying notes are an integral part of these consolidated financial statements.

Page - 4 -

Index

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31,
(UNAUDITED)
IN (000’s) EXCEPT PER SHARE DATA

	2007	2006

Net Sales	$20,874	$17,312
Cost of Goods Sold	15,431	13,624
Gross Profit	5,443	3,688
Selling, General & Administrative Expenses	3,833	2,814
Income From Operations	1,610	874

Other Income (Expense)
Interest Expense, Net	(122)	(197)
Gain on Sale of Stock	-0-	2,666
Gain on Extinguishment of Debt	-0-	606
Other – Net	(2)	7
Total Other Income (Expense)	(124)	3,082
Minority Interest in Subsidiary	504	201
Income Before Income Taxes	982	3,755
Provision for Income Taxes	423	555

Income From Continuing Operations	559	3,200

Discontinued Operations:
Income (Loss) from Discontinued Operations Before Taxes	-0-	(9)
Loss on Disposal of Assets of Discontinued Operation	-0-	-0-
Income Tax Provision (Benefit)	-0-	-0-
Income (Loss) From Discontinued Operations	-0-	(9)

Net Income (Loss)	$559	$3,191

Earnings (Loss) per Share- Basic
Earnings (Loss) per Share- Continuing Operations	$.14	$.79
Earnings (Loss) per Share - Discontinued Operations	-0-	-0-
Total Earnings (Loss) per Share – Basic	$.14	$.79

Earnings (Loss) per Share- Diluted
Earnings (Loss) per Share From Continuing Operations	$.14	$.79
Earnings (Loss) per Share From Discontinued Operations	-0-	-0-
Total Earnings (Loss) per Share – Diluted	$.14	$.79

Weighted Average Shares Outstanding- Basic and Diluted	4,051,906	4,023,261

 The accompanying notes are an integral part of these consolidated financial statements.

Page - 5 -

Index

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,
 (UNAUDITED)
IN (000’S)

	2007	2006
OPERATING ACTIVITIES:

Net income (loss)	$559	$3,191
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	332	295
Gain on sale of stock of subsidiary	-0-	(2,666)
Forgiveness of debt of discontinued operation	-0-	(606)
Minority interest in earnings of subsidiary	50	201
Deferred tax provision	31	311
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(924)	(361)
Decrease (increase) in prepaid expenses and other assets	(117)	(66)
Decrease (increase) in accounts receivable	588	(344)
Decrease (increase) in inventories	104	(861)
Increase (decrease) in accrued taxes and expenses	(321)	(136)
Cash provided from discontinued operations	-0-	(8)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	302	(1,050)

INVESTING ACTIVITIES;
Purchases of property, plant and equipment, net	(369)	(575)
Proceeds from sale of stock of subsidiary	-0-	6,755

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(369)	6,180

FINANCING ACTIVITIES
Proceeds from short term borrowings and notes payable	357	657
Principal payments on long-term debt	(196)	(201)
Proceeds from stock sale used to repay debt	-0-	(4,619)
Cash used in financing activities of discontinued operations	-0-	(21)
Compensation expense from stock options	28	-0
Issuance of stock to retirement plan	18	-0-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	207	(4,184)

INCREASE (DECREASE) IN CASH	140	946
CASH AT BEGINNING OF PERIOD	659	-0-
CASH AT END OF PERIOD	$799	$946

The accompanying notes are an integral part of these consolidated financial statements.

Page - 6 -

Index

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the three and nine months ended December 31, 2007 and December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  SALE OF MINORITY INTEREST IN SUBSIDIARY

On May 8, 2006, Thermodynetics (“Company”) sold a 43.68% interest in its subsidiary,   Turbotec Products Plc, (“Plc”), to institutional investors pursuant to an offering on the AIM Market of the London Stock Exchange. Prior to the offering, the Plc was formed in the United Kingdom and the Company transferred its entire interest in its operating subsidiary, Turbotec Products, Inc. to the Plc.  Pursuant to the offering, the Company and the Plc each sold 2,797,183 shares (a total of 5,594,366 ordinary shares of the Plc) for 85 pence per ordinary share, resulting in gross proceeds of $8,765,280 before costs of $2,010,000. Under the terms of the offering the two companies shared equally in the net proceeds after fees and expenses.  From the net proceeds received, an aggregate of approximately $4,619,000 was used to repay bank debt.

The Company and its Board of Directors (the “Board”) pursuant to a Relationship Agreement (RA) have undertaken, inter alia, not to exercise its voting rights in the shares of the Plc, except with the consent of the nominated advisor and the Plc (on the authority of its non-executive Directors) to vote in favor of any resolution to give the Board authority under British law to allot shares in the Company, or under British law to vote to remove or reduce any pre-emption rights that shareholders may have.  The RA contains further provisions restricting the ability of the Company to dispose of its interest in the ordinary Shares into the United States in a manner that would require registration of any such disposition under the US Securities Act.

Loan Modifications:
The Company, certain of its subsidiaries, and their original bank entered into certain loan modification agreements to provide for the separation of the credit facilities between the Company and Turbotec Products, Inc., and the release of certain cross collateral guarantees.  Principally, the Company's remaining indebtedness with the bank were  a secured mortgage term loan in the original principal amount of $2,025,000 secured by the real estate and building at 651 Day Hill Road, Windsor, CT. and a term loan of the original principal amount of $183,000, secured by all of the assets of the Company.  In October 2006 the $183,000 note was repaid and in December 2006 the Company refinanced the mortgage note secured by the 651 Day Hill Road property with another bank that holds a mortgage secured by the real estate and building at 50 Baker Hollow Road, Windsor, CT.  The Company also received a two year revolving line of credit with a maximum availability of $1,100,000, also secured by both properties and buildings. The Company no longer has borrowings from the original bank; however Turbotec Products, Inc. remains indebted on an equipment term note and a revolving line of credit with that bank.

Page - 7 -

Index

NOTE 3: DISCONTINUED OPERATIONS AND GAIN ON EXTINGUISHMENT OF DEBT

In July 2005, the Company and its Vulcan Industries, Inc. subsidiary (Vulcan), received notices of default of term loans with a secured lender and its principal bank.  The Company subsequently consummated an agreement with a major customer of Vulcan and the lenders, whereby the customer purchased certain Vulcan equipment by paying certain of Vulcan’s outstanding debts. The Company and Vulcan received releases for the related obligations. The Company and its bank (as the only remaining secured creditor) entered into an agreement whereby the bank waived the existing defaults on all debt instruments (except those relating to the Vulcan debt which continued) and modified a financial covenant to exclude Vulcan from the compliance calculation.

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

NOTE 4:  INVENTORIES

Inventories consist of the following at (in 000’s):

	December 31, 2007	March 31, 2007
Raw materials	$1,946	$2,224
Work-in-process	185	123
Finished goods	1,216	1,104
Less: Reserves	(35)	(35)
	$3,312	$3,416

Inventories are valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.

NOTE 5:  EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, “Earnings per Share" (SFAS 128).  Earnings per share for the three and nine months ended December 31, 2007 and December 31, 2006 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

	Three Months Ended Dec. 31		Nine Months Ended Dec 31
	2007	2006	2007	2006
Weighted Average Shares - (Basic)	4,062,937	4,027,361	4,051,906	4,023,261
Assumed Conversion of Stock Options	-0-	-0-	-0-	-0-
Weighted Average Shares- (Diluted)	4,062,937	4,027,361	4,051,906	4,023,261

Page - 8 -

Index

NOTE 6:  INCOME TAXES

In accordance with "Statement of Accounting Standards No. 109, Accounting for Income Taxes", the primary components of the Company's deferred tax assets and liabilities and the related valuation allowance are as follows (in 000’s):

	December 31, 2007	March 31, 2007
Assets:
Uniform capitalization adjustment	$34	$4
Net operating loss carryforward	1,225	1,112
Research and development credit	121	69
Other	342	479
	1,722	1,664
Liabilities:
Accelerated depreciation	(1,108)	(1,019)

Net deferred tax asset	$614	$645

NOTE 7: INVESTMENT / LOAN

In September 2006, the Company advanced $300,000 to an unaffiliated company and received a note due March 7, 2007 in the amount of $342,858.  The note is convertible into common stock at the option of the Company at the rate of $0.439 per share and bears interest at a rate of 25% per annum.  The Company also received 208,001 warrants exercisable at $0.439 that expire on September 7, 2010. In March 2007 the Company reduced the carrying value of the note to $30,000.

NOTE 8:  CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's (“FASB”) "Statement of Accounting Standards No 95, Statement of Cash Flows”.

	9 Months Ended Dec 31, (in 000’s)
	2007	2006
Cash payments for interest	$122	$197

NOTE 9: FINANCIAL ACCOUNTING STANDARDS

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted.  Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control.  The Act requires public companies to report on the effectiveness of their control over financial reporting and obtain an attest report from their independent registered public accountant about management’s report.  The Company is not required to report on the effectiveness of its controls over financial reporting in order to comply with section 404 of the Act until the fiscal year ending March 31, 2008, nor is it required to obtain a report from its independent registered public accountant attesting to the Company's internal controls over financial reporting until the fiscal year ending March 31, 2009.

Page - 9 -

Index

THERMODYNETICS, INC. AND SUBSIDIARIES
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Company’s results of operations reflect the operations of its majority-owned subsidiary, Turbotec Products, Plc.   Revenues set a new record for the Company and were ahead of expectations.  For the nine month period ended December 31, 2007 net revenues increased $3.6 million (20.6%) to $20.9 million over the prior year.  Shipments to major water source heat pump customers remained strong for the period despite the continued weakening in the housing and construction markets.  The demand for high efficiency heat pumps as part of a “green” initiative continues to give Turbotec’s products broad appeal in retrofit and high end system applications.  Shipments of boiler tubing, significantly higher due to a strong replacement market for high efficiency boilers in the first six months of the current fiscal year, declined in the most recent quarter as many of the projects were completed during the summer months.  Product applications used in swimming pool heat pumps remains significantly lower as compared to 2006 installations as the Florida market continues to be very soft and near term expectations do not reflect an improvement in this region.  Turbotec’s share of the overall market continues to grow with the addition of two major OEM customers beginning in the third quarter of this fiscal year.

Based on the results through the first nine months, Turbotec’s Directors anticipate delivering full year results generally in line with market expectations. However the ongoing uncertainty in the sub-prime mortgage sector and the increasing inventory of unsold homes may retard their pace of growth in the fourth quarter and fiscal 2009.

Gross margin percentage was 26.0% for the first nine months of fiscal 2008 compared to 21.3% for the same period last year.  For the full fiscal year ended 31 March 2007 gross margin percentage was 21.6%.  The improvement in gross margin was a result of a more favorable product mix, adjustments to formulas passing on the cost increases of raw materials, and production efficiencies resulting from completed lean manufacturing projects.

Selling, general and administrative expenses increased in both the three and nine month periods primarily because of increased costs incurred for corporate governance, engineering and administrative expenses.  Interest expenses decreased resulting from the repayment of debt obligations through the use of proceeds in the UK securities sale and the settlement of a debt obligation.

The increase of the minority interest of the Company’s holding in Turbotec resulted from their improvement in operating results.

Net profit for the period ended 31 December 2006 was impacted by two non recurring transactions.  In May 2006, the sale of the securities of Turbotec Products Plc in the UK resulted in a gain of $2,666,000 and also in the three months ended December 2006, an extinguishment of debt netted $606,000.  Upon reversing those one time gains, the recast numbers show Income before Taxes of $300,000 (07) versus $104,000 (06) for the 3 month period and $982,000 (07) versus $483,000 (06) for the 9 months periods ended December 31.  The improvement in earnings came despite increased expenditures relating to operating and administrative areas and corporate governance functions in the current year.  Turbotec and Thermodynetics incurred costs related to litigation instituted by the Company in the High Court in England against Turbotec regarding Turbotec’s non payment of dividends payable to Thermodynetics.  This negatively impacted the operating results for the current year.  The outcome of that case could affect the operating results of Turbotec if it loses the case.

Page - 10 -

Index

Significant risk factors and economic considerations pertaining to Turbotec include the cost of energy and incentives provided by producers, sellers and municipalities to encourage the use of more efficient equipment; interest rates that can stimulate or depress purchasing demand;  the cost and availability of materials used in production; and regulatory directives relating to energy consumption, conservation and environmental issues.   Thermodynetics may be affected by the economic cycles that the world is currently experiencing as business conditions, stock market volatility and other financial perturbations create disruptions or opportunities.

LIQUIDITY AND CAPITAL RESOURCES

In May 2006 the Company completed the sale of a 43.68% interest in its Turbotec subsidiary through a public offering of Turbotec’s securities in London.

At December 31, 2007 consolidated working capital was $4,833,000 compared to $3,953,000 at March 31, 2007.

The Company’s access to credit is believed to be adequate.  Cash reserves currently exist and both Thermodynetics and Turbotec through independent revolving lines of credit have substantial availability at December 31, 2007.  A separate line of credit of $500,000 to fund capital expenditure programs has also been established for Turbotec.

Increases in operating costs continue to play a more significant role in day-to-day operations at Turbotec as competitive pricing pressures have restricted the ability to fully recover all added expenses. Improvements in manufacturing processes and procedures have enabled them to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions.  A portion of the metal price increases have been passed on to the customer base to mitigate the impact on gross margins.  A shortage of experienced technical support, engineering staff and skilled and semi-skilled employees is being experienced.  Employment related costs continue to escalate and the impact on future periods is unknown although opportunities to reduce these expenses are currently being explored.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that may affect such forward-looking statements include, without limitation: the Company’s ability to successfully and timely develop and finance new projects, the impact of competition on the Company’s revenues, and changes in unit prices, supply and demand for Turbotec’s tubing product line especially in applications serving the commercial, industrial and residential construction industries.

When used, words such as "believes,"  "anticipates," "expects," "continue", "may", "plan", "predict",  "should",  "will", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

Page - 11 -

Index

Item 3    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures -
The Company’s principal executive and financial officers believe that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the reported period are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  No significant deficiencies or material weaknesses requiring corrective actions were uncovered.

(b)  Changes in internal controls -
There were no changes to the Company's internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting that occurred during the quarter ended for this report.

THERMODYNETICS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is not a party to and its property is not the subject of any pending legal proceeding except:

(A) The dispute instituted by the Company on January 8, 2008 in the High Court in England against Turbotec Products Plc regarding Turbotec’s non-payment of dividends due to Thermodynetics and Turbotec’s attempt to off-set that dividend against administrative fees payable to the Company under its Relationship Agreement of April 28, 2006.

(B)  There are a number of material legal proceedings and judgments obtained against the Company's discontinued subsidiary, Vulcan Industries, Inc.  All legal proceedings commenced or threatened against Vulcan have been fully accounted for and all Vulcan obligations have been consolidated and included in the $2,782,195 on the balance sheet; there is no further contingent liability to the Company.  Thermodynetics and its other subsidiaries have been advised by their attorneys that they, with the exception of Vulcan, do not, and did not, have, any liability with respect to the existing judgments or filed legal proceedings against Vulcan.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities of the Company during the three month period covered by this Form 10-Qsb report.

Page - 12 -

Index

Item 3.    Defaults Upon Senior Securities.

There were no defaults of any terms of the Company's securities during the three month period covered by this Form 10-Qsb report.

Item 4.    Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders of the Company held on November 8, 2007, Robert A. Lerman, John F. Ferraro, John J. Hughes and Fred H. Samuelson were elected directors of the Company, to serve for a one year term or until their successors are elected and qualified.

Nominee or Matter	For	Against	Abstain	Not Voted
John F. Ferraro	3,500,172	7,824	--	--
Robert A. Lerman	3,500,232	7,764	--	--
John J. Hughes	3,497,627	10,369	--	--
Fred H. Samuelson	3,947,687	10,309	--	--
.

Item 5.   Other Information.

None

Item 6.    Exhibits

(a)   Exhibits:

Rule 13a-14(a) / 15d-14(a) Certifications:
•	Exhibit 31(a) Certification of Chief Executive Officer.
•	Exhibit 31(b) Certification of Chief Financial Officer.

Section 1350 Certifications:
•	Exhibit 32(a) Certification of Chief Executive Officer.
•	Exhibit 32(b) Certification of Chief Financial Officer.

Page - 13 -

Index

THERMODYNETICS, INC. AND SUBSIDIARIES

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMODYNETICS, INC.

Date: February 13, 2008
	By:	/s/ Robert A. Lerman
Robert A. Lerman
President and Chief Executive Officer

Date: February 13, 2008	By:	s/ John F. Ferraro
John F. Ferraro
Treasurer and Chief Financial Officer

Page - 14 -