Form 10KSB
period 2008-03-31
THERMODYNETICS INC
filed 2008-06-30
CIK 351902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008	Commission file number 0-10707

———————

THERMODYNETICS, INC.

(Name of Small Business Issuer in Its Charter)

———————

Delaware	06-1042505
(State or other jurisdiction of	(I.R.S. Employer Identification
Incorporation or organization)	Number)

651 Day Hill Road, Windsor, Connecticut	06095	(860) 683-2005
(Address of Principal Executive Offices)	(Zip Code)	(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Class
Common Stock $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Sect. 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Ksb or any amendment to this Form 10-Ksb ☒

Indicate by check mark whether the registrar is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The issuer's revenues for its most recent fiscal year were $28,020,878.

As of June 9, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer was approximately $3,500,000 based on the average of the closing bid and asked prices as reported by the NASD OTC Bulletin Board composite feed or other qualified interdealer quotation medium.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 9, 2008
Common Stock $.01 par value	4,080,306 Common Shares

Transitional Small Business Disclosure Format

Yes ☐   No ☒

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

PART I

Item 1.

Description of Business

(a)

Business Development - Thermodynetics, Inc. was incorporated in Delaware in 1981. Thermodynetics is referred to individually and collectively with its Turbotec Products Plc (“PLC”), Turbotec Products, Inc. ("Turbotec"), Vulcan Industries, Inc. ("Vulcan"), TPI Systems, Inc. ("TPI") and National Energy Systems, Inc. ("NES") subsidiaries as the "Company"; at times the PLC and Turbotec together may be referred to herein as “Turbotec”. The Company, through its approximately 56.32% ownership in the PLC, is engaged in the design, manufacture and sale of specialty metal tubing and related assemblies primarily for heat transfer, automotive, furniture, appliance, heating, cooling and refrigeration applications using its patented and/or proprietary technology. The Company's automotive product segment, as conducted by Vulcan, was closed in August, 2005. Turbotec has one principal activity- the manufacture of high performance, high quality heat exchangers, fabricated metal components and plumbing flexible connector products serving the heat transfer and plumbing industries. Turbotec markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, biomedical, plumbing, appliance, water heating, aerospace and other industries. Turbotec markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, plumbing, appliance, water heating and other industries.

REORGANIZATION AND LONDON IPO AND SHARE SALE.

Share Exchange and Placing

In December 2005, the Company formed a subsidiary, the PLC, organized under the laws of the United Kingdom. The Company exchanged 100% of its holdings in Turbotec Products, Inc. for 100% ownership of the PLC. As of May 8th, 2006 an offering and sale of 5,594,366 Ordinary Shares of the PLC were sold at the price of 85 pence per Ordinary Share. Of these, 2,797,183 shares were issued and sold by the PLC and 2,797,183 shares were sold by the Company. The PLC shares are trading under the symbol “TRBO” on the Alternative Investment Market (“AIM Market”) of the London Stock Exchange. As of June 9, 2008 an aggregate of 12,806,773 shares of the PLC are issued and outstanding and the Company is a 56.32% owner (7,212,407 shares) of the PLC. See Part III hereof.

Voting Restrictions and Relationship Agreement

The Company’s 56.32% ownership of the PLC provides it with effective voting control at general meetings of the PLC; the PLC owns 100% of Turbotec. However, under the terms of a 2006 agreement (the "Relationship Agreement"), the Company and its directors have undertaken, inter alia, not to exercise its voting rights, except in certain circumstances, in favor of any resolution to give the board of the PLC authority under British law to allot shares in the PLC, or to remove or reduce any pre-emption rights that the PLC shareholders may have. The Relationship Agreement contains provisions whereby Turbotec conducts its business independent of Thermodynetics; provides for an annual administration fee; restrictions on related party transactions; restrictions on appointments to the board of the PLC, and mutual confidentiality and reporting undertakings. The Relationship Agreement also contains non-competition undertakings from both the Company and the Company’s Directors. The Relationship Agreement also contains provisions restricting the ability of the Company to dispose of its interest in the Ordinary Shares into the USA in a manner that would require registration under the US Securities Act.

See Item 3 herein with respect to litigation between Thermodynetics and the PLC pertaining to dividends and claims with respect to the interpretation of the Relationship Agreement, and between Turbotec and Thermodynetics related to the leases.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

VULCAN INDUSTRIES.

In 2003, the Company financed the acquisition of Vulcan through credit facilities aggregating approximately $2.5 million from a bank (“V-Bank”) secured by substantially all of the assets of both Vulcan and the Company and guaranteed by Turbotec. Vulcan also obtained a $1,847,580 secured term loan from an equipment finance company (“Equipment Lender”) for new equipment and a $400,000 community block development term loan from the City of Sturgis, Michigan ("City"). The Company was a guarantor of all of such loans.

In July 2005, the Company and Vulcan received notices of default. The Company, Vulcan, their lenders and Vulcan's major customer (“Customer”) entered into an Accommodation Agreement in July 2005 which resulted in: (a) the new equipment was purchased by the Customer, and (b) the Customer paid 100% of the Company's obligation to the Equipment Lender, and $175,000 of the Company's obligation to the City; the Company paid the remaining $187,000 due to the City. As a result the Company and Vulcan received full releases from all financial obligations owed to the City and the equipment lender.

In September, 2005, V-Bank held an auction sale of the remaining machinery, equipment and inventory at Vulcan; the proceeds of the sale of these assets generated significantly less than the sums owed to the V-Bank. The Company restructured a certain amount of debt in November, 2005 with V-Bank. Thereafter, a loan restructuring and significant debt repayments were made in May 2006 as a result of the proceeds from the London transactions. In December 2006, the Company refinanced its remaining debt obligations with a new bank. See item 1(b)(13).

(b)

Business of Issuer

(1)

Products and Markets - The Company, through Turbotec, manufactures specialty metal tubing and related assemblies for heat transfer, heating, cooling and refrigeration applications. Turbotec's machinery transforms smooth metal tubing using its patented and/or proprietary technology into surface enhanced tubing or into specialty formed tubing.

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

Turbotec usually manufactures prototypes for its customers at prices ranging from approximately $500 to $3,000. After testing and customer acceptance, the customer places purchase orders ranging from $1,000 for small orders to as much as $3,000,000. Certain customers have placed blanket purchase orders for shipments to be made over extended periods at sales volumes ranging from approximately $10,000 to $250,000 per month.

Turbotec owns specially designed patented and/or proprietary machinery which is used to enhance and coil its metal tubing products as well as tools and dies and other nonproprietary machinery to perform normal fabrication functions. Turbotec believes its total manufacturing capabilities for the heat transfer product segment are adequate to manufacture and ship up to approximately $36 million per year of its products based upon present prices.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

(2)

Distribution Methods

(a)

Marketing and Sales - The metal tubing products are marketed in the United States, Canada and abroad through separate sales departments, supported by other personnel, who develop sales leads along with serving existing customers. In addition, the Company uses independent sales representatives and distributors. The Company advertises its products in trade periodicals and at trade shows.

(b)

Foreign Operations and Export Sales - The Company has never had any foreign operations, and its export sales during the past fiscal year were less than 5% of net revenues.

(c)

Seasonal Nature of the Business - The Company believes its present business is in part seasonal in nature as a significant portion of the Company's revenues are derived from sales relating to space-conditioning and heat pump applications in commercial, industrial and residential buildings and structures. Sales relating to heat pump applications are traditionally less in the October-December quarter as many customers tend to reduce inventories for calendar year-end.

(3)

New Product Status – No new products were introduced through any public announcements during the reported fiscal year.

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

(5)

Raw Materials - The Company's specialty metal tubing is manufactured from smooth tubing, primarily copper, copper-nickel alloys, stainless steel, carbon steel, titanium and aluminum. The Company usually purchases tubing in mill quantities manufactured to its specifications from various tube fabricating mills. The Company does not believe that it is a significant customer of any mill or distributor and has no supply contracts. The manufacturing costs are subject to material commodities price variations due to the pricing of various metals and the commodities markets. Metals pricing and costs have rapidly increased and fluctuated over the past three (3) years, and consequently Turbotec increased its prices of its products during the course of the year. The impact of the price increases in materials, on a long-term basis, that may have a material adverse effect on the sales and profits of the Company if the Company cannot increase its prices accordingly. The Company has not experienced any significant shortages or extended delays in deliveries of raw materials during the past five years. There is no assurance that shortages, strikes or other delays, or material price increases, will not occur in the future causing disruptions in production, shipments and profitability.

(6)

Dependence on Single or Few Major Customers - For the fiscal year ended March 31, 2008, four (4) customers each accounted for more than 10% of the Company's net sales, 66% in the aggregate. There is no assurance the Company will retain these customers; the loss of one or more of these customers could have a material adverse affect upon the Company.

(7)

Patents, Trademarks, Licenses, Franchises and Concessions - Turbotec currently owns one (1) United States patent expiring in 2008. During the current year Turbotec filed an application for a United States patent for a specialty heat exchanger used in swimming pool heat pump applications. Turbotec owns trademarks in Canada and Australia related to manufacturing methods, machinery and tubing. The Company does not believe that its business is materially dependent upon its patent as in addition to its patent protection, the Company, through Turbotec, maintains a substantial amount of proprietary information concerning its manufacturing processes as confidential.

Turbotec also has various registered trademarks in the United States, the United Kingdom and certain foreign countries. Turbotec believes that it’s registered U.S. trademark "TURBOTEC®," both alone and accompanied by an impression or print of a spirally fluted tube is of material importance to its business.

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

(11)

Effect of Environmental Laws - During the fiscal year ended March 31, 2008, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

(12)

Employees - At June 9, 2008, the Company and Turbotec combined had 31 salaried employees and 74 full-time and part-time employees compensated on an hourly basis.

(13)

Working Capital Items - At March 31, 2008, the Company had a positive working capital position of $4,307,000. See Item 6 herein.

At March 31, 2008, the Company's material credit facilities consisted of:

Thermodynetics:

(a) A $900,000 mortgage term note for the Day Hill Road facility, payable in 120 equal monthly installments of $3,750 plus interest through December 2016 with the balance due at that time; bearing interest at a variable interest rate computed at the 30 day LIBOR rate plus 1 ½ %. At March 31, 2008 the interest rate in effect was 7.5% and the unpaid balance was $843,750.

(b) The Company’s bank has provided a revolving line of credit dated December 21, 2006 with a maximum credit limit of $1,100,000; this revolving line of credit provides for borrowings on a demand basis with interest payable at the bank’s prime rate. At March 31, 2008 the principal balance due under this line of credit was $100,000; the remainder of such line of credit remains open and available to the Company.

(c) The Company's Baker Hollow facility is subject to a $1,000,000 ten year mortgage from its bank which is due August 2011 with an interest rate of 6.9%. At March 31, 2008 the Company owed $848,904 under such mortgage. See Item 2 herein.

(d) The Company has a $83,464 term loan dated December 1, 2006, which is payable in 60 monthly installments of $1,628 including principal and interest at 6.39%. The unpaid balance at March 31, 2008 was $68,114. The note is secured by a vehicle.

The credit facilities lettered (a) and (b) of this subparagraph (b)(13) are secured by the Company’s Day Hill Road facility. The credit facility lettered (c) is secured by the Company’s Baker Hollow Road facility.

Turbotec:

(e) A revolving line of credit with a maximum credit limit of $3,250,000 was secured from Turbotec's bank; this revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula; at March 31, 2008 there were no borrowings under such line of credit and it remains open and available to Turbotec.

(f) A $300,000 term note, payable in sixty equal monthly installments of $5,000 through March 31, 2010; at March 31, 2008 the principal balance due was $120,000.

(g) A $500,000 line of credit to purchase machinery and equipment which was fully available as of March 31, 2008. The line expires on December 1, 2008 at which time the outstanding balance is expected to be converted to a term note repayable over 48 months.

(h) An unsecured $85,142 term note due in 30 monthly payments of principal and interest of $3,008 through March 31, 2010.

(i) A $383,587 term note, payable in sixty equal monthly installments of $7,066 through March 31, 2010; at March 31, 2008 the principal balance due was $366,638.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

The credit facilities lettered (e) through (i) of this subparagraph (13) bear interest at Turbotec's bank's prime rate which was equal to 5.25% at March 31, 2008 and at such date were secured by substantially all assets of Turbotec. As of May 10th, 2006, following the completion of the Placing on the London AIM Market, Thermodynetics was released from all obligations under all Turbotec credit facilities, and Turbotec assumed sole responsibility under each of these credit facilities.

Vulcan:

(j) The Company guaranteed a $175,000 obligation of Vulcan to Vulcan's major customer. The obligation was paid in full in May 2007.

(k) Vulcan, and in cases where the Company guarantied the obligations, paid or settled Vulcan’s then outstanding loan obligations which payments or settlements were made in connection with the closing of the Vulcan subsidiary operation.

Item 2.

Description of Properties

Facilities:

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

Leases:

The Company, as lessor, and Turbotec, as the lessee, entered into two real estate leases dated April 25th, 2006 and effective May 8th, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. Both leases commenced April 1st, 2006, have five-year terms, with one extension option for three years, and a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property equaled to seven dollars per square foot in years one and two, escalating by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $42,010 monthly in year ten, assuming both lease extensions are exercised. Rent charges with respect to the 50 Baker Hollow Road property were equal to $5.50 per square foot in year one, escalating by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $10,979 monthly in year ten, assuming both lease extensions are exercised. The Company and Turbotec Products are currently litigating with respect to monies owed under the lease obligations and encroachment issues under the leases. See Item 3 herein.

The Company is currently leasing approximately 11,500 square feet of the Baker Hollow facility to an unaffiliated third party with monthly rental of $5,510, triple net; that lease will expire in September 2010 and the rental will increase to $5,575 as of September 1, 2008. See Item 1(b)(13), Item 3, Item 9(a-b) and Note 14 of Notes to Consolidated Financial Statements.

The Company has reserved from the leases, and continues to use, its existing executive office space in the Day Hill facility, and additional office/storage space in the Baker Hollow facility. See Legal Proceedings.

The Company built the Day Hill facility and the Baker Hollow facility for the operating needs of Turbotec, not for investment purposes.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

Turbotec Equipment:

Turbotec’s manufacturing equipment includes specially designed proprietary machinery to enhance and coil metal tubing, as well as tools, dies and other nonproprietary machinery and equipment to perform normal fabrication functions. The Company believes its current facilities, and its Turbotec's machinery and equipment are in good condition, reasonable wear and tear excepted. The Turbotec manufacturing equipment and machinery serve as collateral for Turbotec’s credit facilities.

Item 3.

Legal Proceedings

There are no material legal proceedings known or threatened against the Company, except:

(a)

The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006. The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics, as follows: August 24, 2007 in the amount of 5.8 cents per share, December 12, 2007 in the amount of 2.3 cents per share and March 28, 2008 in the amount of 4.4 cents per share. Thermodynetics owns 7,212,407 ordinary shares of the PLC. Thermodynetics’s solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the interpretation by Thermodynetics of the relevant clauses in the Relationship Agreement as to their meaning and effect is the correct one and is likely to prevail at trial, and therefore Thermodynetics does not view risk of loss to be probable or material.

(b)

Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases because it received certain overpayments as a result of alleged encroachment of space leased to Turbotec Products and for common area and maintenance charges, and that Thermodynetics improperly withdrew funds from a sinking fund established under one of the leases. The lawsuit was transferred from the regular docket to the Housing Session and now is entitled Turbotec Products, Inc. v. Thermodynetics, Inc., Connecticut Superior Court, Judicial District of Hartford, Housing Session, Docket No. 7712. Thermodynetics denies the allegations, is vigorously defending the case which is still in its preliminary stages, and intends to advance counterclaims against Turbotec Products. Thermodynetics does not view the risk of loss in the case as probable or material.

(c)

There are a number of threatened and pending actions against Vulcan, and a number of material judgments obtained against Vulcan. Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the securities holders of the Company during the fourth quarter of the fiscal year for which this report is filed.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Equity and Related Stockholder Matters

(a)

The Company's Common Stock is quoted and traded in the over-the-counter market on the non-NASDAQ OTC Bulletin Board system under the symbol "TDYT". The following table indicates high and low bid and asked quotations for the Company's Common Stock for the periods indicated based upon information compiled by the Pink OTC Markets, Inc. and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and may not represent actual transactions.

	Bid Prices		Asked Prices
Quarter Ended	High	Low	High	Low

March 31, 2008	$1.74	$ .70	$1.88	$1.20
December 31, 2007	$2.40	$ .95	$2.50	$1.20
September 30, 2007	$2.30	$1.62	$2.60	$1.70
June 30, 2007	$2.30	$1.65	$2.50	$1.90

March 31, 2007	$2.45	$1.28	$2.50	$1.40
December 31, 2006	$3.50	$1.55	$4.00	$1.90
September 30, 2006	$1.98	$1.06	$2.25	$1.50
June 30, 2006	$1.65	$1.05	$2.34	$1.16

(b)

At March 31, 2008, the number of record holders of the Company's Common Stock was 2,196.

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

(d)

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth as of the end of the most recently ended fiscal year, compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders:	0	0	195,000
Equity Compensation Plans Not Approved by Shareholders:	0	0	0
Total	0	0	195,000

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

(e)

Recent Sales of Unregistered Securities - The Company has not made any sales of any unregistered securities within the past three years other than (a) shares sold under the Company’s 401(k) plan, and (b) the sale of a total of 31,579 shares of common stock to a third-party, Irving Goldstein of England, effective May 8, 2006, as compensation for assistance in the London stock placing. The shares were valued at $0.95 per share. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was under §4(2) of the Act not involving a public offering and Regulation S under the Act.

Item 6.

Management's Discussion and Analysis or Plan of Operations

Results of Operations

2008 Compared to 2007

The fiscal year ended March 31, 2008 resulted in a significant 19% increase in revenues and exceeded $28 million, in part due to the increase in raw material costs that were passed through to customers. This 19% increase compares to the 2007 vs. 2006 year increase of 25%.

Of the total increase, about 12% was due to an increase in volume and the balance resulted from price increases and pass through of raw material price changes.

Contributing to the sales increase was the sales of the Company’s efficient water source heat pump coils to the retrofit market as the housing slump in the US has taken its toll on the customer base for new construction and units sold to that marketplace. At the same time, the swimming pool heat pump market which is primarily Florida based has been affected negatively by these same factors. The exchange rate pertaining to the US dollar has created added foreign demand for the company’s marine air conditioning units and that has bolstered revenues; non US shipments approximated 2% of revenues.

On an operating basis, gross margins increased from 23% in the prior year to 28% in the current year resulting from two main factors. The increased pricing of the products sold reflect the pass through of the increases in material prices that the Company experienced.

The increase in gross margin was due to several factors. Direct material as a percentage of sales decreased by almost one (1%) percent as a result of price increases and additional pass through of raw material adjustments to customers. Direct labor, as a percent of sales dropped by approximately 20% when compared with fiscal year 2007 due to the application of lean manufacturing programs. These programs allowed the more efficient use of labor and shortened manufacturing cycles. Further manufacturing overhead was reduced by almost 1.5% when compared with the prior year as most fixed costs were spread over a larger sales base, reducing the needed investment in overhead resources.

Selling, general and administrative expenses increased as a percentage of revenues because of the need to add personnel in the areas of sales, engineering and a newly introduced Human Resources department. Chief among these increased costs were added legal fees due to the litigation matters described in Item 3, the governance costs due to the United Kingdom listing of Turbotec on the AIM market, improved employee benefits to allow the Company to be more competitive, increased and duplicated audit fees, the institution of a human resources department, a new advertising program that enhanced the web site and printed materials, and the engineering development programs encompassing potential new products and product designs and research on new raw material products and sources.

Other income in fiscal 2007 included the $6.7 million in proceeds resulting from the Turbotec IPO, see Note 2 to the notes accompanying the financial statements. Interest expense was materially reduced as the IPO proceeds were used to repay debt obligations of both the Company and Turbotec. As the closing of Vulcan occurred in fiscal 2007, there was no activity or expense incurred in the current fiscal year.

Consolidated income tax provisions decreased slightly from 2007. Turbotec's provision for current and deferred taxes were much higher in 2008 than 2007 due to increased earnings and lower tax credits available to reduce taxes. Also, Thermodynetics used a significant tax credit to offset the gain on the sale of stock in the Turbotec IPO.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

The 56% minority interest owned by the Company in the PLC increased in value in 2008 as compared to 2007 due to the higher earnings of the subsidiary.

As all of Vulcan’s activities were discontinued prior to the start of the fiscal year, there were no material costs incurred associated with Vulcan.

The Company continues to seek acquisition and investment opportunities.

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

FINANCIAL ACCOUNTING STANDARDS

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The Act requires public companies to report on the effectiveness of their control over financial reporting (effective with this filing) and obtain an attest report from their independent registered public accountant about management’s report (effective for years ending after December 15, 2009).

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109),” which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 as of April 1, 2007. The cumulative effect upon adoption will be reported as an adjustment to opening retained earnings. The Company has estimated that the cumulative effect of adopting FIN 48 does not have a material impact on the financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement will be effective for the Company in fiscal year 2009. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits the measurement of certain financial instruments at fair value. This Statement will be effective for the Company in fiscal year 2009. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial statements.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008 consolidated working capital was $4,307,000 compared to $3,952,000 at March 31, 2007.

In fiscal 2008, cash ($917,000) was provided from operations compared with cash used by operations ($127,000) in the prior year. Further, in 2007, the Company realized a $606,000 gain on the extinguishment of debt. In fiscal 2008, inventory was reduced by $280,000 through the improved efficiencies in the factory and a moderation of metal prices despite the strong increase in sales. Additionally, the balance of accrued income taxes was reduced from the fiscal 2007 balance.

Cash used in investing activities decreased between fiscal year-end 2008 versus 2007 by $400,000. Purchases of investments by the Company were $200,000 lower in 2008 versus 2007, while capital additions by Turbotec were $200,000 lower.

Cash provided by financing activities decreased from $1,891,000 in 2007 to $190,000 in 2008. This was the result of the May 2006 IPO of the PLC wherein of the $6.7 million received by the Company, $4.6 million was used to retire debt, resulting in net "free" cash of $2.1 million. In fiscal 2008, the Company received combined short/long term debt proceeds of $366,000 of which $280,000 was used to repay debt.

Aggregate long-term debt attributable to continuing operations on a consolidated basis at March 31, 2008 was $2,281,141 as compared to $2,194,000 at March 31, 2007. Of these amounts, the long-term portion of the debt was $1,991,097 and $1,966,000, respectively. In December 2006 the Company refinanced the mortgage on its Day Hill Road property receiving a $900,000 first mortgage and a line of credit with a maximum availability of $1,100,000.

In December 2006, the Company refinanced the mortgage on its Day Hill Road property receiving a $900,000 mortgage and a $1,100,000 line of credit. The Company is in compliance with all financial covenants under its borrowing agreements. The Company’s access to credit is expected to be adequate in the coming year.

Increases in operating costs continue to play significant roles in the Company’s day-to-day operations as competitive pricing pressures have restricted, principally, Turbotec's ability to fully recover all added expenses. However, during the latter stages of the 2007 fiscal year and continuing into the early months of fiscal 2008, both raw material adjustments and price increases had been instituted. Improvements in manufacturing processes and procedures have enabled the Company to offset a portion of increasing costs while continuing internal refinements are expected to generate further cost reductions. The Company has embarked on a training program to integrate the principles of lean manufacturing and six sigma quality measurements to improve both its efficiencies and product quality over the coming months. The regional labor markets for qualified skilled and semi-skilled employees is weak and a shortage of experienced technical support and engineering staff is expected to continue. Employment related costs continue to escalate and the impact on future periods is unknown at this time although the Company is continually exploring opportunities to reduce these expenses. The Company is investigating the feasibility of establishing an additional manufacturing facility top reduce costs of shipping and for increased labor availability.

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

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

When used words such as “believes”, “anticipates”, “expects”, “continue”, “may”, “plan”, “predict”, “should”, “will”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company, the PLC, and Turbotec undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect their respective businesses.

Item 7.

Financial Statements

Attached, following Item 14.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No change in the Company’s principal independent accountants occurred during the Company’s two most recent fiscal years or any subsequent interim period, nor did any disagreements occur with the Company’s accountants on any matter of accounting principles or practices or financial statement disclosure that would require a current report on Form 8-K.

Item 8.A(T).

Controls and Procedures

(a) Evaluation of disclosure controls and procedures -

The Company’s principal executive and principal financial officers believe, based on their evaluation, that as of March 31, 2008 the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) were effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act.

(b) Management’s Annual Report on Internal Control Over Financial Reporting –

Management is responsible for establishing and maintaining, for the Company, adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, an evaluation of the effectiveness of our control over financial reporting was conducted based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission, that permit the Company to provide only Management’s Report in this annual report.

(c) Changes in internal controls -

There were no changes made and no corrective actions taken during the fourth quarter of the most recent fiscal year with respect to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

Item 8.B.

Other Information

Not applicable.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; and Corporate Governance
Compliance with Section 16(a) of the Exchange Act

(a)

At June 9, 2008 the executive officers and directors of the Company were:

Name	Born	Position	Officer or Director Since

John F. Ferraro	1934	Chairman of the Board, Treasurer, Chief Financial Officer, and Secretary	1979
Robert A. Lerman	1935	President, Chief Executive Officer and Director	1979
John J. Hughes	1926	Director	2003
Fred H. Samuelson	1931	Director	2003

The directors of the Company are each elected to one-year terms. The term of each director and officer expires when his successor is elected and qualified.

The following is a brief account of the business experience of each director and executive officer of the Company during the past five years.

John F. Ferraro holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962). In 1979, Mr. Ferraro was elected Secretary and a Director of the Company. In 2006 as a part of the reorganization in connection with the London IPO and stock sale, Mr. Ferraro was elected Treasurer and Chief Financial Officer of the Company. Since 1981, Mr. Ferraro has been Chairman of the Board of the Company. Mr. Ferraro was appointed a Director of Initio, Inc. in 2003. See Item 12 “Certain Transactions”.

Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in Mathematics, Adelphi College (1961), and Master of Science in Electrical Engineering, University of Connecticut (1964). In 1979, Mr. Lerman was elected Treasurer and a Director, in 1980 President of the Company and was appointed Chief Executive Officer in 2002. Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York. In 1998 Mr. Lerman became a Director of Bio Minerals n.v. Mr. Lerman also serves as a consultant to other companies, none of which are competitive with the Company. See Item 12 “Certain Transactions”.

John J. Hughes was appointed a Director of the Company in 2003. Mr. Hughes was the founder, and served from 1970 through 1990 as the president and chief executive officer of East Windsor Metal Fabricating Inc.; Mr. Hughes continues to provide services on a consulting basis to that company.

Fred H. Samuelson was appointed a Director of the Company in 2003. Mr. Samuelson holds the degree of Bachelor of Science of Mechanical Engineering, University of Connecticut (1954); and completed a portion of the masters’ curriculum. Mr. Samuelson was the founder, and served from 1982 through 2001 as the president of Samuelson Engineering Inc., a cutting tools supplier and mechanical components design consultant.

(b)

At June 9, 2008 the officers and executive-directors of Turbotec Products, who are expected to make a significant contribution to the business of the Company, were:

Name	Born	Position	Officer or Director Since

Sunil Raina	1955	President and Director	2006
Robert I. Lieberman	1954	Treasurer and Finance Director	1986

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

Officers and Executive-Directors of Turbotec:

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

(c)

Family Relationships between Directors and Officers - None.

(d)

Certain Legal Proceedings of Directors or Officers. The Company knows of no legal proceedings pending or threatened or judgments entered against any director, director nominee, or officer of the Company or of any of its subsidiaries as specified in the rules of the Securities and Exchange Commission (the “SEC”).

(e)

Audit Committee and Audit Committee Financial Expert.

Audit Committee. The Audit Committee, consists of John J. Hughes, and Fred H. Samuelson, both of whom are independent members of the Board of Directors. The Audit Committee has the responsibility to ascertain that the Company's financial statements reflect fairly the financial condition and operating results of the Company and to appraise the accounting and operating controls. The Audit Committee is to (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system, (ii) review and appraise the audit efforts of the Company's independent accountants, (iii) review and confirm the Company’s financial statements contained in filings with the SEC, (iv) review and confirm matters relating to the examination of the Company by its independent auditors, (v) review the use and security of the Company’s liquid assets through the review of the Treasurer’s function, (vi) reassess its charter annually and recommend any proposed changes to the Board for approval, and (vii) recommend the appointment of independent accountants to the Board of Directors for its consideration and approval. The responsibilities of the Audit Committee are outlined in a written charter, which is included as Exhibit 99.a to this report.

During fiscal 2008 the Company did not have an “Audit Committee Financial Expert” serving on the Audit Committee because neither of the Audit Committee members qualified as such under the rules of the Commission. In 2005, the Audit Committee selected Mr. David S. Federman as a financial expert advisor and he has served in that capacity since 2005. Mr. Federman is a certified public accountant, and is senior partner of the accounting firm: Federman, Lally & Remis. Mr. Federman has experience in financial and tax matters. Mr. Federman is independent and meets the requirements to qualify as an Audit Committee Financial Expert; Mr. Federman serves as an advisor and is not a member of the Audit Committee.

Senior Financial Officer Code of Ethics

The Company has a written Code of Business Conduct (the "Code") that includes a code of ethics (the "Senior Financial Officer Code of Ethics") that applies to the Company's Chief Executive Officer and senior financial officers (including the Company's Chief Financial Officer, Controller and persons performing similar functions) (collectively, the "Senior Financial Officers"). The Company will provide a copy of the Senior Financial Officer Code of Ethics, without charge, upon written request to Office of the Treasurer at the Company. If the Company changes the Senior Financial Officer Code of Ethics in any material respect or waives any provision of the Senior Financial Officer Code of Ethics for any of its Senior Financial Officers, the Company expects to provide the public with notice of any such change or waiver by publishing an appropriate description of such event as required or permitted under applicable rules of the SEC.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the forms submitted to the Company during and with respect to the most recent fiscal year, the Company is not aware that any report required by §16(a) of the Exchange Act to be filed by any director, officer or principal shareholder that was not filed on a timely basis.

Item 10.

Executive Compensation

(a)-(b)

Summary Compensation Table - The following table sets forth on an accrual basis for the most recently ended two fiscal years, the remuneration of each of the Company's and Turbotec Products’ officers whose remuneration exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Thermodynetics
Robert A. Lerman(1)	2008	267,289	0	0	0	0	0	18,047	285,336
President, CEO & Director	2007	259,375	100,000	0	0	0	0	3,652	363,027
John F. Ferraro (1)	2008	200,792	0	0	0	0	0	6,466	207,258
Chairman of the Board, Treasurer and CFO, Secretary & Director	2007	194,967	0	0	0	0	0	2,328	197,295
Turbotec
Sunil Raina (3)	2008	204,267	10,000	0	0	0	8,171	20,000	232,438
President & Director	2007	187,115	0	0	0	0	1,754	20,000	208,869
Robert I. Lieberman(4)	2008	179,555	3,000	0	0	0	7,182	20,000	209,737
Treasurer, CFO & Director	2007	168,654	0	0	0	0	1,569	20,000	190,223

———————

Notes:

(1) See (1), (2) and (5) in sub-item (c) Narrative Disclosure to Summary Compensation Table.

(3) See (3) in sub-item (c) Narrative Disclosure to Summary Compensation Table.

(4) See (4) in sub-item (c) Narrative Disclosure to Summary Compensation Table.

(c)

Narrative Disclosure to Summary Compensation Table.

(1)

Messrs. Lerman and Ferraro each entered into five-year employment contracts with the Company effective April 1st, 2004. Each employment contract provides for a basic annual salary of $180,000 with an annual increase at April 1st of each year based on increases in the Consumer Price Index for all Urban Consumers for the New York, New Jersey, and Connecticut Region. Effective June 1st, 2005, the board increased Mr. Lerman’s base annual salary to $250,000. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $65,000 annual expense reimbursement of additional insurance of each employee's selection. In addition, each employment contract contains a provision providing that in the event of disability, the employee will receive disability payments equal to the annual salary of the employee for five years (with proportional reductions in the event of partial disability) and that the employee will receive $6,500 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for five years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of termination compensation

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

which would otherwise be due. Further, the employee may opt to terminate the employment contract and shall be paid a lump-sum equal to 12 months' basic salary.

(2)

In fiscal years 2008 and 2007, Mr. Lerman received cash bonuses of $100,000, and $100,000, respectively. In fiscal years 2008 and 2007, Mr. Ferraro received no cash bonuses.

(3)

Mr. Raina was elected managing director of the PLC, and President and a director of Turbotec Products in 2006. Previously, Mr. Raina had been vice president and general manager of Turbotec Products since 1995. Mr. Raina entered into a one-year contract with Turbotec Products on April 1, 2006, which contract was renewed most recently effective April 1, 2008 for an additional one-year term. Compensation under such contract equals $230,000. All compensation information for Mr. Raina for fiscal years 2008 and 2007 reflect compensation received as an employee at Turbotec.

(4)

Mr. Lieberman was elected finance director of the PLC and a director of Turbotec Products in 2006. Previously, Mr. Lieberman had been Treasurer and Chief Financial Officer of the Company; he had held various financial management positions with the Company since 1986. He entered into a one-year employment contract with Turbotec on April 1, 2006, which contract was most recently renewed effective April 1, 2008 for an additional one-year term. Compensation under such contract equals $190,000. All compensation information for Mr. Lieberman for fiscal years 2008 and 2007reflect compensation received as an employee of Turbotec Products.

(5)

Remuneration – (i) For the fiscal year ending March 31, 2009, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $550,000 to all officers as a group (two persons) of which Mr. Lerman will be paid approximately $350,000, and Mr. Ferraro will be paid approximately $200,000. (ii) For the fiscal year ending March 31, 2009, Turbotec anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $420,000 to all officers as a group (two persons) of which Mr. Raina will be paid approximately $230,000, Mr. Lieberman will be paid approximately $190,000.

(d)

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option Awards					Stock Awards
Name	Number of Securi-ties Under-lying Un-exercised Options (#) Ex-ercisa-ble	Number of Securities Under-lying Unexer-cised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira-tion Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thermodynetics
Robert A. Lerman	0	0	0	0	0	0	0	0	0
John F. Ferraro	0	0	0	0	0	0	0	0	0
Turbotec
Sunil Raina (1)	0	0	0	0	0	0	0	0	0
Robert I. Lieberman(1)	0	0	0	0	0	0	0	0	0

Note (1): Does not include options granted under any stock incentive plans of the PLC which plans issue securities of the PLC.

2002 Incentive Stock Option Plan - On October 22nd, 2002, the Company's stockholders approved the adoption of the Company's 2002 Incentive Stock Option Plan (the "2002 ISO Plan") reserving 100,000 shares (on a post-split basis) of the Company's Common Stock for issuance pursuant to incentive stock options

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

(“ISOs”) qualified under the U.S. Internal Revenue Code of 1986 which may be granted under the 2002 ISO Plan at exercise prices at least equal to 100% of the fair market value of the Common Stock on the date of the effective date of the grant of the option.

At March 31, 2008 and at June 9, 2008 no ISOs under the 2002 ISO Plan were outstanding. No options under the 2002 ISO Plan were granted or outstanding in fiscal year ended March 31, 2008. The 2002 ISO Plan will expire on July 31st, 2012.

2002 Non-Qualified Stock Incentive Plan - On October 22nd, 2002, the Company's stockholders approved the adoption of the Company's 2002 Non-Qualified Stock Incentive Plan ("2002 NQ Plan") reserving 100,000 shares (on a post-split basis) of the Company's Common Stock for issuance pursuant to the 2002 NQ Plan in the form of stock options, stock bonus, or stock appreciation rights ("SAR"). The purchase price for the exercise of shares subject to any option shall not be less than 33.33% of the fair market value ("FMV") of the shares of common stock of the Company on the effective date of the option and in no event shall be less than the par value of the common stock; the value of the shares subject to any bonus shall be equal in value to a fixed dollar amount and such value shall not be less than 33.33% of the FMV of the shares of common stock of the Company on the effective date of the bonus and in no event shall be less than the par value of the common stock; the value of an SAR award of stock is equal to or less than (as the Board may determine) the excess of the FMV of one share of stock on the date of the exercise of the SAR less the FMV of one share of stock on the effective date of the award, the result of which is multiplied by the number of shares with respect to which the SAR shall have been exercised.

No stock incentive awards were issued or outstanding under the 2002 NQ Plan in fiscal year ended March 31, 2008. The 2002 NQ Plan will expire on December 31, 2012.

(e)

Additional Narrative Disclosure – See Item 10(b) with respect to certain employment contracts, and retirement and termination benefits provided to the executive officers of the Company. See Item 10(g) with respect to the Company’s employee 401(k) retirement savings plan.

(f)

Directors’ Compensation – During the fiscal year ended March 31, 2008, compensation was paid to the Company’s nonexecutive and nonemployee directors as shown in the following table.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp- ensation ($)	Total ($)
Thermodynetics
John J. Hughes (1)	$2,500	0	0	0	0	0	$2,500
Fred H. Samuelson (1)	$2,500	0	0	0	0	0	$2,500

Note (1): No option awards or stock awards were held by Messrs Hughes or Samuelson at March 31, 2008, except 4,500 shares to each on November 7, 2007 at a value per share of $0.43.

Note (2): Each director receives an annual retainer of $5,000, $500 for each Board meeting attended and $500 for each committee meeting attended.

(g)

Employee Retirement Savings Plan - The Company made no contributions to the Thermodynetics, Inc. 401(k) Profit-Sharing Plan (the "TDYT 401(k) Plan") for the plan year ending December 31, 2007. Although the Company has reserved 25,000 shares of the Company’s common stock for its contribution; such shares have not been issued as of the date of this report. The aggregate valuation of such shares equals $11,250. The assets of the TDYT 401(k) Plan are held in trust for the exclusive benefit of the participants by the trustees of the Plan, Messrs. Hughes, Samuelson, and Lerman. The Company has not yet determined the amount of its contributions to the TDYT 401(k) Plan for the plan year ending December 31, 2008.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

The Turbotec Products, Inc. 401(k) Retirement Savings Plan (the "TRBO 401(k) Plan") was created in fiscal 2006. The assets of the TRBO 401(k) Plan are held in trust in the TRBO plan for the TRBO employees for the exclusive benefit of such participants. It is administered by the trustees of the Plan, Messrs. Raina and Lieberman. During the plan year ending December 31, 2007 Turbotec Products changed to a matching cash contribution for the TRBO 401(k) Plan on a “safe harbor” basis under ERISA based on amounts contributed by employees.

(h)

Other Plans and Employment Contracts - The Company does not have any other pension or similar plan. See Item 10(a) footnotes (1) and (3) herein as to the Company's employment contracts with Messrs. Lerman and Ferraro, and employment contracts of Messrs. Raina and Lieberman with Turbotec Products, which provide for the terms of their compensation and disability and termination payment provisions.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 9, 2008, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director, by each officer named in the Summary Compensation Table and by all officers and directors of the Company and Turbotec as a group. The shares underlying the ISOs held by one officer which are presently exercisable are deemed beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class Owned
THERMODYNETICS (1) Directors and Officers
Robert A. Lerman	1,058,999	Shs (2)	26.0%
John F. Ferraro	831,341	Shs (3)	20.4%
John J. Hughes	18,500	shs	0.5%
Fred H. Samuelson	18,500	shs	0.5%
TURBOTEC PRODUCTS (4) Officers
Sunil Raina	10,315	Shs (5)(7)	0.3%
Robert I. Lieberman	55,548	Shs (6)(7)	1.4%

THERMODYNETICS & TURBOTEC Directors and Officers
All above listed officers and directors as a group (six persons)	1,993,203	shs	48.8%

Other 5% Shareholders
Turbotec Products, Inc. 401(k) Retirement Savings Plan	298,156	shs	7.3%

(1)

The address of all officers and directors of the Company is c/o Thermodynetics, Inc., 651 Day Hill Road, Windsor, CT 06095.

(2)

Includes 60,505 shares held for Mr. Lerman in trust under the TDYT 401(k) Plan; includes 48,905 shares held by the spouse of Mr. Lerman; excludes 85,793 shares held in trust by the trustees, including Mr. Lerman, of the TDYT 401(k) Plan for all of the participating employees. Mr. Lerman sold 2,500 shares in fiscal year ended 2008 under a Rule 10b5-1 sales plan; an additional 66,500 shares are subject to such sales plan.

(3)

Includes 33,709 shares held for Mr. Ferraro in trust under the TDYT 401(k) Plan; excludes 85,793 shares held in trust by the trustees, including Mr. Ferraro, of the TDYT 401(k) Plan for all of the participating employees.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

(4)

The address of all officers and directors of Turbotec Products, Inc. is c/o Turbotec Products, Inc., 651 Day Hill Road, Windsor, CT 06095. The office of Turbotec Products, Plc is located at The Registry, 34 Beckenham Road, Beckenham,   Kent, United Kingdom BR3 4TU.

(5)

Includes 43,052 shares held in trust under the Turbotec 401(k) Plan.

(6)

Includes 3,388 shares held in trust under the Turbotec 401(k) Plan.

(7)

Excludes 298,156 shares held in trust by the trustees, including Messrs. Raina and Lieberman, of the TRBO 401(k) Plan for all of the participating employees.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

(a)

Transactions with Management and Others and Certain Business Relationships - None of the officers and directors of the Company are currently engaged in businesses competitive to the business of the Company. Since the beginning of the Company’s last fiscal year, the Company has not been engaged in any transaction(s) in which any officer, director, person or entity with which they were affiliated had a direct or indirect interest and no such transactions currently proposed.

(b)

Director Independence. Messrs. John J. Hughes and Fred H. Samuelson are independent directors of the Company. In making this determination, the Board used the criteria of applicable NASDAQ rules to determine their independence. Messrs. Hughes and Samuelson are members of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees and under the criteria of applicable NASDAQ rules are also independent members of such Committees. In determining their independence, the Board of Directors did not consider any transaction, relationship or arrangement under the independence definition of the NASDAQ rules. Messrs. Lerman and Ferraro are also members of the Nominating/Corporate Governance Committee but are not independent under the criteria of the applicable NASDAQ rules as they are officers of the Company.

Item 13.

Principal Accountant Fees and Services

Audit Fees –The aggregate fees billed for the professional audit services rendered by Mahoney Sabol & Co., LLP for the audit of the Company's annual financial statements for the years ended March 31, 2008 and 2007 equaled $92,000, and $48,000 respectively.

Audit-Related Fees –The aggregate fees billed for assurance and related services by Mahoney Sabol & Co., LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above for the fiscal years ended March 31, 2008 and 2007 equaled $19,500, and $10,500, respectively. The nature of such services services were the quarterly reviews of the quarterly reports on Form 10-Qsb and an audit of the 401(K) Plan.

Tax Fees –The aggregate fees billed for tax compliance, tax advice and tax planning services by Mahoney Sabol & Co., LLP for the fiscal years ended March 31, 2008 and 2007 equaled $6,500, and $9,000, respectively.

All Other Fees – The aggregate fees billed for products and services provided by Mahoney Sabol & Co., LLP , other than as reported above, for the fiscal years ended March 31, 2008 and 2007 equaled $41,455, and $26,245, respectively. Such services consisted of accounting services in connection with Vulcan, a tax audit, SEC comment letters, and the London IPO and share sale.

The Audit Committee evaluated whether providing non-audit services by Mahoney Sabol & Co., LLP for the fiscal year ended March 31, 2008 is compatible with maintaininzasxg the principal accountant's independence, and concluded it is independent.

Item 14.

Exhibits and Reports on Form 8-K

(a)

Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - March 31, 2008 and March 31, 2007.

Consolidated Statements of Operations - For The Years Ended March 31, 2008 and 2007.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2008 and 2007.

Consolidated Statements of Cash Flows - For The Years Ended March 31, 2008 and 2007.

Notes to Consolidated Financial Statements

(b)

Exhibits

(3)(a)(i)

Certificate of Incorporation, as amended. (a)

(3)(a)(ii)

February 9th, 1987 Amendment to Certificate of Incorporation.(b)

(3)(a)(iii)

March 29th, 2005 Amendment to Certificate of Incorporation.(f)

(3)(b)

By-Laws. (c)

(4)(i)

Form of Common Stock certificate. (d)

(14.1)

Code of Ethics. (j)

(11)(i)

Calculations of Earnings Per Common Share. This information is presented in Note 13 to the Consolidated Financial Statements.

(21)

Subsidiaries.

(31.a)

CEO Certification

(31.b)

CFO Certification

(32.a)

CEO Certification

(32.b)

CFO Certification

(99.a)

Audit Committee Charter (g)

(99.b)

Compensation Committee Charter (h)

(99.c)

Nominating Committee/Corporate Governance Charter (i)

———————

Incorporated by Reference to:

(a)

Exhibit 3.1 to Registration Statement on Form S-1 (File No. 2-71500)

(b)

Exhibit 3(a)(ii) to Annual Report on Form 10-K for fiscal year ended 1988 (File No. 0-10707)

(c)

Exhibit 3.2 to Registration Statement on Form S-1 (File No. 2-71500)

(d)

Exhibit 4.1 to Registration Statement on Form S-1 (File No. 2-71500)

(e)

Exhibit 10 to Annual Report on Form 10-Ksb for fiscal year ended 2004 filed June 29th, 2004 (File No. 0-10707)

(f)

Exhibit A to Proxy Statement for November 9th, 2004 Annual Meeting (File No. 0-10707)

(g)

Exhibit 99.a to Annual Report on Form 10-Ksb for fiscal year ended 2005 (File No. 0-10707)

(h)

Exhibit 99.b to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed July 29th, 2005 (File No. 0-10707)

(i)

Exhibit 99.c to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed June 29th, 2006 (File No. 0-10707)

(j)

Exhibit 14.1 to Annual Report on Form 10-Ksb for fiscal year ended 2004 filed July 29th, 2005 (File No. 0-10707)

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

AS OF MARCH 31, 2008 AND 2007 AND FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

YEARS ENDED MARCH 31, 2008 AND 2007

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheets	F-3
Consolidated Statements of Income and Comprehensive Income	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – 24

MAHONEY SABOL & COMPANY, LLP

95 GLASTONBURY BLVD

GLASTONBURY, CONNECTICUT 06033

(860) 541-2000

Fax (860) 541-2001

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of

Thermodynetics, Inc.

Windsor, Connecticut

We have audited the consolidated balance sheets of Thermodynetics, Inc. and Subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MAHONEY SABOL & COMPANY, LLP

Certified Public Accountants

Glastonbury, Connecticut

June 25, 2008

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash	$1,061,647	$659,238
Accounts receivable, net of allowance for doubtful
accounts of $93,547 in 2008 and $102,547 in 2007	2,908,606	2,839,958
Marketable securities	259,332	215,521
Inventories	3,136,220	3,415,929
Prepaid expenses and other current assets	196,359	120,880
Total current assets	7,562,164	7,251,526
PROPERTY, PLANT AND EQUIPMENT, net	7,825,326	7,635,388
DEFERRED INCOME TAXES	980,000	980,000
OTHER ASSETS	266,615	293,649
	$16,634,105	$16,160,563
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$100,000	$–
Accounts payable	2,046,076	2,095,006
Accrued expenses and taxes	818,680	975,720
Current portion of long-term debt	290,044	228,830
Total current liabilities	3,254,800	3,299,556
LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1,991,097	1,965,776
Long-term liabilities from discontinued operations	2,782,195	2,782,195
	4,773,292	4,747,971
DEFERRED TAXES	296,000	335,000
COMMITMENTS AND CONTINGENCIES (Note 23)	–	–
MINORITY INTEREST	3,152,001	3,163,545
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized
25,000,000 shares	40,803	40,463
Additional paid-in capital	7,137,803	7,115,523
Accumulated other comprehensive income	36,690	1,600
Deficit	(2,057,284)	(2,543,095)
	5,158,012	4,614,491
	$16,634,105	$16,160,563

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007
NET SALES	$28,020,878	$23,529,748
COST OF SALES	20,212,772	18,439,961
Gross profit	7,808,106	5,089,787
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	5,637,045	4,258,436
Income from operations	2,171,061	831,351
OTHER INCOME (EXPENSE)
Other, net	(8,509)	26,225
Interest expense	(162,831)	(250,562)
Gain on sale of stock (Note 2)	–	2,547,179
	(171,340)	2,322,842
Income before provision for income taxes and minority interest	1,999,721	3,154,193
PROVISION FOR INCOME TAXES	863,000	950,000
MINORITY INTEREST	(688,722)	(306,926)
Income from continuing operations	447,999	1,897,267
DISCONTINUED OPERATIONS (Note 22)
Income from discontinued operations including
gain on extinguishment of debt of $605,929 in 2007	–	597,071
Net income from discontinued operations	–	597,071
Net income	$447,999	$2,494,338
OTHER COMPREHENSIVE INCOME, net of tax
Unrealized holding gains arising during the period	35,090	1,600
Comprehensive income	$483,089	2,495,938
EARNINGS PER COMMON SHARE - CONTINUING OPERATIONS	$0.11	0.47
EARNINGS PER COMMON SHARE - DISCONTINUED OPERATIONS	$–	0.15
EARNINGS PER COMMON SHARE	$0.11	0.62

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	Common Stock
	Number Of Shares	Amount	Additional Paid-in Capital	Income (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, March 31, 2006	3,989,727	$39,897	$5,783,090	$(5,037,433)	$–	$785,554

Issuance of stock pursuant to
retirement plans	25,000	250		–	–	250
Sale of common stock	31,579	316	22,172	–	–	22,488
Sale of subsidiary stock			1,310,261	–	–	1,310,261
Net income	–	–	–	2,494,338	1,600	2,495,938

Balance, March 31, 2007	4,046,306	$40,463	$7,115,523	$(2,543,095)	$1,600	$4,614,491

Issuance of stock pursuant to
retirement plans	25,000	250	18,500			18,750
Issuance of common stock	9,000	90	3,780			3,870
Amortization of share based payments				37,812		37,812
Net income				447,999	35,090	483,089

Balance, March 31, 2008	4,080,306	$40,803	$7,137,803	$(2,057,284)	$36,690	$5,158,012

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$447,999	$2,494,338
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	456,209	381,833
Net change in minority interest in subsidiary	(11,544)	306,926
Amortizaton of share based payment expense	37,812
Gain on sale of stock	–	(2,547,179)
Gain on extinguishment of debt	–	(605,750)
Increase (decrease) in deferred tax liability	(39,000)	250,000
Issuance of stock pursuant to profit sharing plan	18,750
Unrealized gain on marketable securities	35,090	1,600
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(68,648)	(789,444)
Decrease (increase) in inventories	279,709	(414,173)
(Increase) decrease in prepaid expenses and
other current assets	(45,479)	348,645
(Increase) Decrease in other assets	15,963	(27,451)
Increase (decrease) in accounts payable	(48,930)	(163,763)
Increase (decrease) in accrued expenses and taxes	(161,261)	645,951
Cash provided from operating activities of discontinued
operations	–	(8,858)
Net cash provided by (used in) operating activities	916,670	(127,325)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(646,197)	(861,780)
Purchase of investments	(58,469)	(245,521)
Other decrease in life insurance receivable	–	2,437
Net cash used in investing activities	(704,666)	(1,104,864)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	366,000	–
Proceeds from issuance of stock	3,870	6,736,260
Proceeds from short-term borrowings	100,000	89,628
Payments of debt from stock offering proceeds	–	(4,616,000)
Principal payments on debt and capital lease obligations	(279,465)	(318,461)
Net cash provided by financing activities	190,405	1,891,427

NET INCREASE IN CASH	402,409	659,238

CASH, beginning of year	659,238	–

CASH, end of year	$1,061,647	$659,238

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 1 – BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Thermodynetics, Inc., its wholly owned subsidiaries, Vulcan Industries, Inc., TPI Systems, Inc. and National Energy Systems, Inc. and a majority interest in Turbotec Products, Plc and its wholly owned subsidiary, Turbotec Products, Inc. (“Turbotec”) (see Note 2) (collectively “the Company”). All material intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SALE OF MINORITY INTEREST IN SUBSIDIARY:

On May 8, 2006, the Company completed the sale of a minority interest of its subsidiary, Turbotec Products Plc (PLC), whereby approximately 43.68% of that company was sold pursuant to an offering on the AIM Market of the London Stock Exchange. The Plc is a United Kingdom holding company for the Company’s operating subsidiary, Turbotec Products, Inc. Pursuant to the offering, the Company and the Plc jointly sold a total of 5,594,366 ordinary shares of the Plc for 85 pence per ordinary share, resulting in gross proceeds of 4,755,211 British Pounds. Under the terms of the offering the two companies shared equally in the net proceeds of $6,736,260, after fees and expenses. From the net proceeds received, an aggregate of approximately $4,616,000 was used by the companies to repay term and revolving bank debt.

Under a Relationship Agreement (RA), the Company agreed that through May 2007, it will not dispose of any additional ordinary shares except through or with the consent of Plc’s nominated advisor to the AIM Market. The Company and its Board of Directors (the “Board”) have further undertaken, inter alia, not to exercise its voting rights, except with the consent of the nominated advisor and Plc (on the authority of its non-executive Directors) in favor of any resolution to give the board of the Plc authority under British law to allot shares in the Plc or to remove or reduce any pre-emption rights that Plc shareholders may have. The RA contains further provisions regarding an annual administration fee; restrictions on related party transactions; restrictions on appointments to the board of the Plc and mutual confidentiality and reporting undertakings. The RA also contains non-competition undertakings from both the Company and its Board and restricts the ability of the Company to dispose of its interest in the ordinary shares into the United States in a manner that would require registration of any such disposition under the US Securities Act. As part of the transaction, in accordance with the RA, the Company and the Plc established independent officers and directors and the two boards of directors act independently.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Accounts Receivables:

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although finance charges may be applied to receivables that are past due. Trade accounts receivable are periodically evaluated for collectibility based on past credit history with customers and their financial condition. Allowances for potential losses are maintained and realized losses have been within management’s expectations.

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

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Intangible Assets:

The Company utilizes Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of this Statement, goodwill and intangible assets deemed to have indefinite lives are no longer subject to amortization. Goodwill is assigned to specific reporting units and is reviewed for impairment at least annually and upon the occurrence of an event or when circumstances indicate that a reporting units’ carrying value is greater than its fair value. All other intangible assets, classified as definite-lived assets, are amortized over their estimated future lives (See Note 8).

Revenue Recognition:

Revenues are recognized when title of products and risk of loss are transferred to the customer, which occurs when products are shipped from the factory. When right of return exists, revenues are recorded at the time of sale with expected returns based on historical experience. Additional conditions for recognition of revenue are that collections of sale proceeds are reasonably assured and the Company has no further performance obligation according to the sales agreement.

Pre-production Design and Development Costs:

Pre-production design and development costs are expensed as incurred.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Shipping and Handling Costs:

Shipping and handling costs, including amounts billed to customers, are included in cost of goods sold.

Income Taxes:

The Company files consolidated federal and combined state corporate income tax returns with all of its subsidiaries except Plc and its wholly owned subsidiary Turbotec. Tax credits are recorded as a reduction of income taxes in the year realized. The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

Earnings Per Common Share:

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It replaced the presentation of primary EPS with a presentation of basic EPS.

Reclassification:

Certain amounts as of March 31, 2007 have been reclassified to conform with the March 31, 2008 presentation. The reclassifications have no material affect on the financial statements.

New Pronouncements:

In July 2002, the Public Company Accounting Reform and Investor Protection Act of 2002 (the Sarbanes-Oxley Act) was enacted. Section 404 stipulates that public companies must take responsibility for maintaining an effective system of internal control. The Act requires public companies to report on the effectiveness of their control over financial reporting (effective with fiscal year ended March 31, 2008) and obtain an attest report from their independent registered public accountant about management’s report (for the fiscal year ending March 31, 2010).

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of April 1, 2007. The cumulative effect of adopting FIN 48 did not have a material impact on the financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. This Statement will be effective for the Company in fiscal year 2009. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits the measurement of certain financial instruments at fair value. This Statement will be effective for the Company in fiscal year 2009. The Company is currently evaluating the impact this Statement will have on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on the consolidated financial statements.

NOTE 4 – FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivables and other assets.

F-12

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 4 – FINANCIAL INSTRUMENTS (Continued):

•

Cash – At various times during the fiscal year, the Company’s cash balances exceeded federally insured limits. The cash balance in excess of federally insured limits was $814,083 and $518,765 at March 31, 2008 and 2007, respectively.

•

Trade accounts receivable – The Company’s customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide. The Company had four customers that represented 23%, 12%, 12% and 11% of accounts receivable at March 31, 2008 and three customers that represented 20%, 18% and 11% of accounts receivable at March 31, 2007. Additionally, the Company had four customers that represented 26%, 15%, 15% and 10% of sales in 2008 and three customers that represented 28%, 16% and 10% of sales in 2007.

•

Other assets included a receivable relating to officers’ life insurance which represented the net aggregate proceeds due the Company for the reimbursement of past policy premiums. The balance was paid in full during fiscal year 2007.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards (SFAS) No. 107, “Fair Value of Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amounts of the Company’s financial instruments approximate their fair value as outlined below:

•

Cash, trade receivables, trade payables – The carrying amounts approximate their fair value because of the short maturity of those instruments.

•

Line of credit – The carrying amount approximates fair value as the line of credit has a variable interest rate which fluctuates with the market.

•

Long-term debt and capital leases – The carrying amount approximates fair value as the interest rates on the various notes/leases approximate the Company’s estimated incremental borrowing rate.

The Company’s financial instruments are held for other than trading purposes.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 5 – MARKETABLE SECURITIES:

The Company invests in certain marketable securities that are categorized as available for sale. The cost and market values of marketable securities as well as the unrealized gains and losses are as follows at March 31:

	2008	2007
Cost	$222,642	$213,921
Unrealized gains	36,690	1,600
Market value	$259,332	$215,521

NOTE 6 – INVENTORIES:

The major classes of inventories consist of the following as of March 31:

	2008	2007
Raw materials	$2,043,588	$2,315,048
Finished goods	1,060,915	1,103,584
Work-in-process	155,717	122,931
	3,260,220	3,541,563
Less reserves	124,000	125,634
	$3,136,220	$3,415,929

NOTE 7 – NET PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows at March 31:

	2008	2007
Machinery and equipment	$8,152,194	$7,644,981
Buildings	4,915,481	4,915,480
Furniture and equipment	1,273,982	1,166,409
Leasehold improvements	1,124,952	1,093,592
Land	204,484	204,484
	15,671,093	15,024,946
Less accumulated depreciation and amortization	7,845,767	7,389,558
	$7,825,326	$7,635,388

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 8 – OTHER ASSETS:

Other assets consist of the following at March 31:

	2008	2007
Deferred financing costs	$63,359	$74,723
Investments	109,515	94,856
Investment in loan receivable, net of an allowance of $270,000	–	30,000
Intangible assets, net of prior amortization of $410,630	93,741	93,741
Other	–	329
	$266,615	$293,649

Impairment tests on intangible assets with indefinite useful economic lives are undertaken annually on March 31. These intangible assets are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Where the carrying value of an asset exceeds its recoverable amount, the asset is written down accordingly.

NOTE 9 – LINES OF CREDIT:

Thermodynetics:

During December 2006, the Company entered into a line of credit (the “Line”) agreement with a bank. The agreement provides for a borrowing base of $1,100,000. Interest is charged at the bank’s prime rate (5.25% and 8.25% at March 31, 2008 and 2007). The Line is secured by certain real and personal property of the Company. At March 31, 2008 and 2007, the Company had available borrowings of $1,000,000 and $1,100,000, respectively.

Turbotec:

Turbotec has a revolving line of credit (LOC) with a bank originally dated October 31, 1994 and most recently amended in July 2005, which provides for a borrowing base equal to the sum of the following (as defined within the LOC agreement): 80% of unpaid qualified receivables, the lesser of $1,500,000 or 50% of the lower of cost or market value of eligible raw and work-in-process inventory, plus the lesser of $500,000 or 50% of the lower of cost or market value of eligible finished goods inventory less 100% of the aggregate amount of then undrawn on all letters of credit and acceptances issued by the bank to a maximum of $3,250,000. Interest is charged at the bank’s prime rate (5.25% and 8.25% at March 31, 2008 and 2007, respectively). The LOC contains various financial and non-financial covenants. At March 31, 2008 and 2007, there were no amounts outstanding under this facility.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 10 – NOTES PAYABLE AND LONG-TERM DEBT:

During the year ended March 31, 2007, the Company, certain of its subsidiaries, and their bank, entered into certain loan modification agreements to provide for the separation of the credit facilities between the Company and Turbotec Products, Inc., and the release of certain cross collateral guarantees. Principally, the Company's remaining indebtedness with its principal bank at that time was a term loan in the original principal amount of $2,025,000 secured by the real estate and building at 651 Day Hill Road, Windsor, CT, and the term loan of the original principal amount of $183,000, secured by all of the assets of the Company. Turbotec Products, Inc. remained indebted on an equipment term note and the revolving line of credit.

During the year ended March 31, 2007, the Company paid down the Day Hill Road mortgage loan with proceeds from the sale of stock (Note 2). The remaining balance was refinanced by obtaining a 10-year, $900,000 mortgage note payable from another bank. The mortgage note is secured by a first mortgage on the building. The note is payable in monthly principal installments of $3,750 plus accrued interest commencing January 21, 2007. Interest is accrued on the unpaid principal at the 30 day LIBOR market Index rate (6% and 5.3% at March 31, 2008 and 2007, respectively) plus 1.5%.

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

Turbotec has outstanding two equipment term notes at March 31, 2008. (i) $300,000 term note, payable in sixty equal monthly installments of $5,000 through March 31, 2010; at March 31, 2008 the principal balance due was $120,000 and (ii) a $383,587 term note, payable in equal monthly installments of $7,066 through March 31, 2012; at March 31, 2008 the principal balance due was $336,635.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 10 – NOTES PAYABLE AND LONG-TERM DEBT (Continued):

In addition Turbotec has a note payable to Citicapital payable in 30 monthly installments of $2,838 through March 31, 2010.

In August 2004 the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,000,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 14). The note is payable in eighty-four monthly installments of principal and interest of $8,932 and has a fixed interest rate of 6.9%, as defined in the note.

	2008	2007
Thermodynetics:
Mortgage loan	$843,750	$888,750
Mortgage note payable – multi-purpose building	848,904	894,769
Note payable – vehicle	63,738	78,689
	1,756,392	1,862,208
Turbotec:
Equipment loan and line of credit	456,635	332,398
Note payable – Citicapital	68,114	–
	524,749	332,398
	2,281,141	2,194,606
Less: current maturities	290,044	228,830
	$1,991,097	$1,965,776

Maturities of notes payable and long-term debt from continuing operations for each of the years succeeding March 31, 2008 are as follows:

Year ending March 31,
2009	$290,044
2010	297,817
2011	212,448
2012	212,655
2013 and thereafter	1,268,177
$2,281,141

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 11 – LEASES:

The Company and Turbotec Products, Inc. entered into real estate leases effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. The leases commenced April 1, 2006 with a five-year term, and one extension option for three years, and a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $42,010 monthly in year ten, assuming both lease extensions are exercised. Rent charges with respect to the 50 Baker Hollow Road property are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $10,979 monthly in year ten, assuming both lease extensions are exercised. (See Note 23).

NOTE 12 – STOCKHOLDERS’ EQUITY:

Stock Options:

In October 2002, the Company adopted the 2002 Incentive Stock Option Plan (“2002 ISO Plan”) and the 2002 Non Qualified Stock Incentive Plan (“2002 NQ Plan”). The 2002 ISO Plan provides for an aggregate number of shares available for grant of options, not to exceed 100,000 shares (post split). The option price is not to exceed 100% of fair market value for the stock. The 2002 NQ Plan provides for an aggregate number of shares available for stock options, stock bonuses and stock appreciation rights (SARS), not to exceed 100,000 shares (post split).

The option price and the value awarded for bonuses shall not exceed 33.33% of the fair market value on the effective date of the option or bonus. The value awarded for stock appreciation rights shall be equal to the excess of fair market value on the day of exercise less the fair market value on the effective date of the award. Through March 31, 2008, no options, shares or SARs had been granted under these plans.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 13 – EARNINGS PER COMMON SHARE:

A reconciliation of the numerators and denominators of the basic and diluted Earnings per Common Share (EPS) computations for the years ended March 31:

	2008		2007
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)
Net income (loss)	$447,999		$2,494,338
Basic EPS
Income (loss) available to
common stockholders	447,999	4,060,002	2,494,338	4,025,439
Effect of Dilutive Securities
Stock warrants	–	–	–	–
Diluted EPS
Income (loss) available to
common stockholders including
assumed conversions	$447,999	4,060,002	$2,494,338	4,025,439

NOTE 14 – RENTAL OF MULTI-PURPOSE BUILDING:

The Company leases a portion of its multi-purpose building (see Note 9) to an unrelated tenant under an agreement which expires August 31, 2010. Rental income aggregated $66,125 and $64,927 for the years ended March 31, 2008 and 2007, respectively, and is included in net selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Research and development costs charged to selling, general and administrative expenses amounted to $366,393 and $282,930 for the years ended March 31, 2008 and 2007, respectively.

NOTE 16 – ADVERTISING:

The Company expenses the production costs of advertising when the costs are incurred. Advertising expense charged to selling, general and administrative expenses totaled $82,105 and $68,024 for the years ended March 31, 2008, and 2007, respectively.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 17 – INCOME TAXES:

The provision (benefit) for income taxes consists of the following as of March 31:

	2008	2007
Current	$895,000	$533,000
Foreign	7,000	167,000
	902,000	700,000

Deferred	(39,000)	250,000
	$863,000	$950,000

The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company’s AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. State taxes accrued were based on net income on a separate company basis.

The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for continuing operations fiscal years 2008 and 2007. The principal reasons for this difference are listed in the following table as March 31:

	2008	2007
Statutory federal and state income tax	39%	34%
Utilization of net operating loss
carryforwards by parent	-	(29)
Earnings of subsidiary subject to tax	-	2
Change in valuation allowance	8	19
Other	(4)	4
	43%	30%

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 17 – INCOME TAXES (Continued):

The significant components of the deferred tax provision are as follows as of March 31:

	2008	2007
Net operating loss	$(178,000)	$149,000
Property and equipment, net	238,000	(382,000)
Other	(182,000)	(286,000)
Uniform capitalization	(56,000)	(3,000)
Valuation allowance	172,000	605,000
Reserves	(33,000)	(105,000)
Capital loss	-	272,000
	$(39,000)	$250,000

The components of the net deferred tax asset as of March 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss	$1,790,000	$1,612,000
Uniform capitalization	60,000	4,000
Reserves	190,000	157,000
Valuation allowance	(777,000)	(605,000)
Other	678,000	496,000
Total deferred tax assets	1,941,000	1,664,000
Deferred tax liabilities:
Property and equipment, net	(1,257,000)	(1,019,000)
Net deferred tax asset (liability)	$684,000	$645,000

Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, inventory capitalization adjustments recorded for tax reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Net operating loss carryforwards of approximately $1,700,000 are available for federal and state income tax purposes. The carryforwards begin to expire in 2026 for federal income tax purposes and 2011 for state income tax purposes.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 18 – 401(k) PLANS:

During the year ended March 31, 2008, the Company formed a new deferred compensation/retirement plan covering employees of Thermodynetics. A contribution of $11,250 was accrued to the plan during the year and will paid through a contribution of shares of Thermodynetics common stock.

Turbotec has a defined contribution 401(k) plan which covers all participating employees who are over the age of 21 years and have at least four months of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Matching contributions have been previously made in the form of Company common stock, subsequent to the close of the Company’s fiscal year. Contributions for the years ended March 31, 2008 and 2007 totaled $110,137 and $24,214, respectively. Effective with the plan year beginning January 1, 2007 Turbotec elected to begin making matching contribution in cash, using the safe harbor method.

NOTE 19 – EMPLOYMENT CONTRACTS:

The Company has entered into employment agreements with two employees and directors through March 2009. These agreements provide for annual base salaries of approximately $250,000 and $180,000, respectively, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage.

Turbotec has one-year employment agreements with two of its employees. These agreements provide for combined annual base salaries of $420,000 and $370,000 for the fiscal years ended March 31, 2008 and 2007, respectively. The employees may also earn a discretionary bonus based on criteria established by the Board of Directors.

In the event of termination, all four agreements provide for the continuation of compensation and benefits. However, the employees may not compete with the Company within the United States for a period of two years after termination and are subject to the terms and conditions of confidentiality agreements.

NOTE 20 – STOCK BONUSES:

During the year ended March 31, 2008, the Company issued a total of 9,000 shares to certain members of its Board of Directors.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 21 – CASH FLOW INFORMATION:

Cash paid for interest was $162,831 and $250,562 for the years ended March 31, 2008 and 2007, respectively.

Issuance of stock pursuant to the 401(k) plan was $18,750 and $0 for the years ended March 31, 2008 and 2007, respectively.

NOTE 22 – DISCONTINUED OPERATIONS:

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

In August 2005, the Company discontinued the operations of Vulcan and then liquidated Vulcan’s remaining assets and paid all sums received to the bank. At October 31, 2005 all operating assets of Vulcan had been liquidated and the Company and the bank restructured the balance of the secured debt resulting from the Vulcan closure.

In November 2006, the Company and the selling shareholders of Vulcan reached an agreement to extinguish the remaining unpaid notes payable relating to the acquisition of Vulcan. Under the agreement, all unpaid notes were cancelled together with accrued interest payable in exchange for a lump sum of $10,000. Accordingly, the Company recorded a gain on extinguishment of debt of $605,928.

The Company allocates interest expense based on the named debtor of all interest bearing debt. Interest expense included in discontinued operations was $0 for the years ended March 31, 2007.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 22 – DISCONTINUED OPERATIONS (Continued):

Assets and liabilities of Vulcan were reported as assets and liabilities of discontinued operations at March 31, 2008 and 2007, and were as follows:

	2008	2007
Current liabilities of discontinued operations:
Accounts payable	$12,000	$12,000
Long-term liabilities of discontinued operations:
Long-term payables	2,782,195	2,782,195
Total liabilities of discontinued operations	$2,794,195	$2,794,195

The following amounts of Vulcan are included in discontinued operations on the consolidated statement of operations:

	2008	2007
Revenues	$–	$–
Pre-tax income (loss)	$–	$597,071

NOTE 23 – COMMITMENTS AND CONTINGENCIES:

The following are the known or threatened legal proceedings:

(a)

The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006. The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics, as follows: August 24, 2007 in the amount of 5.8 cents per share, December 12, 2007 in the amount of 2.3 cents per share and March 28, 2008 in the amount of 4.4 cents per share. Thermodynetics owns 7,212,407 ordinary shares of the PLC. Thermodynetics’s solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the interpretation by Thermodynetics of the relevant clauses in the Relationship Agreement as to their meaning and effect is the correct one and is likely to prevail at trial, and therefore Thermodynetics does not view risk of loss to be probable or material.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 23 – COMMITMENTS AND CONTINGENCIES (Continued):

(b)

Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases because it received certain overpayments as a result of alleged encroachment of space leased to Turbotec and for common area and maintenance charges, and that Thermodynetics improperly withdrew funds from a sinking fund established under one of the leases. The lawsuit was transferred from the regular docket to the Housing Session and now is entitled Turbotec Products, Inc. v. Thermodynetics, Inc., Connecticut Superior Court, Judicial District of Hartford, Housing Session, Docket No. 7712. Thermodynetics denies the allegations, is vigorously defending the case which is still in its preliminary stages, and intends to advance counterclaims against Turbotec Products. Thermodynetics does not view the risk of loss in the case as probable or material.

(c)

There are a number of threatened and pending actions against Vulcan, and a number of material judgments obtained against Vulcan. Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions.

Thermodynetics, Inc.

Annual Report on Form 10-Ksb

Signature Page

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
THERMODYNETICS, INC.

By:	/s/ Robert A. Lerman
Robert A. Lerman, President,
Chief Executive Officer,
and Director

Date: June 27, 2008

(Registrant)

THERMODYNETICS, INC.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert A. Lerman	By:	/s/ John F. Ferraro
	Robert A. Lerman, President,		John F. Ferraro, Chairman of
	Chief Executive Officer, and Director		the Board, Treasurer, Chief Financial Officer, Secretary and Director

Date:	June 27, 2008	Date:	June 27, 2008

By:	/s/ John J. Hughes	By:	/s/ Fred H. Samuelson
	John J. Hughes, Director		Fred H. Samuelson, Director
Date:	June 27, 2008	Date:	June 27, 2008