Form 10-Q
period 2008-06-30
THERMODYNETICS INC
filed 2008-08-13
CIK 351902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

THERMODYNETICS, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	0-10707	06-1042505
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

651 Day Hill Road, Windsor, CT 06095

(Address of Principal Executive Office) (Zip Code)

860-683-2005

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common stock $.01 Par Value	4,080,306 Shares

THERMODYNETICS, INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In 000’s)

ASSETS

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	828	$1,062
Accounts Receivable, Net	2,557	2,909
Inventories	3,816	3,136
Prepaid Expenses and Other Current Assets Marketable Securities	279 72	196 259
Total Current Assets	7,552	7,562

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment - At Cost	15,858	15,671
Less: Accumulated Depreciation	(7,967)	(7,846)
Property, Plant, and Equipment – Net	7,891	7,825

OTHER ASSETS
Intangible Assets - Net of Amortization	94	94
Investment in Unaffiliated Companies	130	110
Deferred Income Taxes Deposits and Other	980 58	980 63
Total Other Assets	1,262	1,247

TOTAL ASSETS	$16,705	$16,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of Credit	$145	$100
Accounts Payable	2,236	2,046
Accrued Taxes and Expenses	438	818
Current Portion of Long-Term Debt	302	290

Total Current Liabilities	3,121	3,254
DEFERRED INCOME TAXES	222	296
LONG-TERM DEBT LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	1,940 2,782	1,991 2,782
MINORITY INTEREST IN SUBSIDIARY	3,330	3,152
STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.01/Share,
Authorized 25,000,000 shares, issued 4,080,306 shares at
6/30/08 and 3/31/08	41	41
Additional Paid-in Capital	7,138	7,138
Retained Earnings (Deficit)	(1,912)	(2,057)
Accumulated Other Comprehensive Income	43	37
Total Stockholders’ Equity	5,310	5,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,705	$16,634

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30,

(UNAUDITED)

IN (000’s) EXCEPT PER SHARE DATA

	2007	2008
Net Sales	$7,251	$7,399

Cost of Goods Sold	5,279	5,235

Gross Profit	1,972	2,164

Selling, General & Administrative Expenses	1,365	1,594

Income From Operations	607	570

Other Income (Expense)
Interest Expense, Net	(40)	(36)
Other – Net	(1)	(7)
Total Other Income (Expense)	(41)	(43)

Income Before Income Taxes and Minority Interest	566	527
Provision for Income Taxes	206	228
Minority Interest in Subsidiary	(181)	(154)
Net Income	179	145
Other Comprehensive Income, net of tax:
Unrealized holding gains arising during the period	22	6
Comprehensive Income	$201	151
Earnings per Share-
Earnings per Share From Continuing Operations	$.04	.04
Earnings per Share From Discontinued Operations	0	0
Total Earnings per Share	$.04	.04

Weighted Average Shares Outstanding- Basic	4,046,361	4,080,306
Weighted Average Shares Outstanding- Diluted	4,046,361	4,080,306

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30,

 (UNAUDITED)

IN (000’S)

	2007	2008
OPERATING ACTIVITIES:
Net income	$179	$145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	110	121
Minority interest in earnings of subsidiary	180	178
Unrealized gain (loss) on marketable securities	22	(6)
Deferred tax provision (benefit)	(49)	(74)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	675	195
Decrease (increase) in prepaid expenses and other assets	(190)	(83)
Decrease (increase) in accounts receivable	(351)	352
Decrease (increase) in inventories	(239)	(680)
Increase (decrease) in accrued taxes and expenses	(219)	(380)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	118	(232)
INVESTING ACTIVITIES;
Purchases of property, plant and equipment	(110)	(146)
(Purchase) sale of marketable securities	(32)	193
Investment in unaffiliated company	––	(20)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(142)	27

FINANCING ACTIVITIES
Net proceeds (payments) on revolving debt	-0-	45
Principal payments on long-term debt	(59)	(74)
Compensation expense from stock options	10	0
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(49)	(29)

DECREASE IN CASH	(73)	(234)
CASH AT BEGINNING OF PERIOD	659	1,062
CASH AT END OF PERIOD	$586	$828

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the three months ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  SALE OF MINORITY INTEREST IN SUBSIDIARY

On May 8, 2006, the Company completed the sale of a minority interest of its subsidiary, Turbotec Products Plc, (the “Plc”), whereby approximately 43.68% of the Plc was sold pursuant to an offering on the AIM Market of the London Stock Exchange.  From the net proceeds received, an aggregate of approximately $4,616,000 was used by the companies to repay term and revolving bank debt.

Pursuant to a Relationship Agreement (RA) between the Company and the Plc, the agreement provides for an annual administration fee; restrictions on related party transactions; restrictions on appointments to the board of the Plc and mutual confidentiality and reporting undertakings.  See Part II, Item 1.  As part of the transaction, the Company and the Plc established independent officers and directors and the two boards of directors act independently.

Commercial Leases:

The Company and Turbotec Products, Inc. entered into formal real estate leases effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. See Part II, Item 1.  The leases commenced April 1, 2006 with a five-year term, and one extension option for three years, and a second extension option for two years.  Rent charges with respect to the 651 Day Hill Road property are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $42,010 monthly in year ten, assuming both lease extensions are exercised.  Rent charges with respect to the 50 Baker Hollow Road property are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $10,979 monthly in year ten, assuming both lease extensions are exercised.

NOTE 3: DISCONTINUED OPERATIONS

In 2005, the Company’s Vulcan Industries subsidiary ceased operations, liquidated its assets in order to pay the obligations due its bank and restructured its remaining debt with its bank.

NOTE 4:  INVENTORIES

Inventories consist of the following at (in 000’s):

	June 30, 2008	March 31, 2008
Raw materials	$2,657	$2,044
Finished goods	1 ,084	1,061
Work in process	199	155
	3,940	$3,261
Less: Reserves	124	124
	$3,816	$3,136

Inventories are valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.

NOTE 5:  EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, “Earnings per Share" (SFAS 128).  Earnings per share for the three months ended June 30, 2008 and June 30, 2007 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

	Three Months Ended
	June 30, 2007	June 30, 2008
Weighted Average Shares Outstanding- Basic	4,046,361	4,080,306
Assumed Conversion of Stock Options	0	0
Weighted Average Shares Outstanding- Diluted	4,046,361	4,080,306

NOTE 6:  CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows”.

	Three Months Ended June 30, (in 000’s)
	2007	2008
Cash payments for interest	$40	$36

During the three months ended June 30, 2008, long – term debt of approximately $35,000 was incurred to acquire a vehicle.

NOTE 7: FINANCIAL ACCOUNTING STANDARDS

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

NOTE 8: LEGAL PROCEEDINGS

(a)

The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006.  The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics.  Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the interpretation by Thermodynetics of the relevant clauses in the Relationship Agreement as to their meaning and effect is the correct one and is likely to prevail at trial, and therefore Thermodynetics does not view risk of loss to be probable or material.

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

(c)

An action was brought against Turbotec Products, Inc. by Pool Fact Industries, LLC in US District Court in the Southern District of Florida on June 14, 2007.  The suit alleges among other things that Turbotec supplied product to Pool Fact that contain defects in engineering design that caused Pool Fact to sustain damages in excess of $75,000.  Turbotec is defending this suit vigorously.  Management of Turbotec believes that there is no merit to this suit, and thus Thermodynetics does not view the risk of loss in this case as probable or material.

(d)

There are a number of threatened and pending actions against Vulcan, and a number of material judgments obtained against Vulcan.  Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions.

THERMODYNETICS, INC. AND SUBSIDIARIES

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three months ended June 30, 2008 vs. 2007:

Sales for Turbotec Products Plc, our 56.32% owned subsidiary remains at the levels achieved in the last several quarters, namely in excess of $7 million.  The achievement of maintaining these levels in a recessionary environment and a depressed housing sector is considered to be noteworthy and can be traced to the nature of their product line, namely highly efficient, high performance and high quality heat exchangers.

Their customers’ sales base is aimed at producing highly efficient heat pumps that is gaining more devotees as the cost of energy remains at levels significantly above the norm.  Coupling this market with the swimming pool heat pump market (that itself is tightly aligned with Florida’s housing market), the gaining of market share has allowed Turbotec to maintain its shipments and thereby sales volume.

Revenues in the first fiscal quarter of 2009 were $7.4 million vs. the $7.3 million for the quarter ended June 07.  Sales in the intervening quarters were also at these levels.

The attainment of higher gross profits is related to the attention to lean manufacturing and that has led to a gross margin of 29% in the latest quarter vs. 27% a year ago.  In addition, product mix and the pricing formulas used reflecting the fluctuating raw material markets, also contributed to the gross profit margin improvement.   These programs are continuing and are helpful in maintaining the profitability of the operations.

Offsetting this improvement in operations was an increase in Sales, General and Administrative costs affected by the on-going litigation between Turbotec and Thermodynetics.  It is expected that the substantive dispute regarding the payment of some $900,000 in dividends will be resolved at trial in London, currently scheduled for March 2009, and that thereafter the litigation costs will materially subside.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008 consolidated working capital was $4.4 million compared to $4.3 million at June 30, 2007.

In the three months ended June 30. 2008, cash of $232,000 was used in operations compared with cash provided by operations of $118,000 in the prior year.    These changes were the result of 1) a greater increase in accounts payable in 2007 over 2008 of $480,000, 2) an increase of $441,000 in inventory in 2008 over 2007 and 3) the decrease in accounts receivable in 2008 as compared to an increase in accounts receivable in 2007 which totals $703,000.

Cash provided by investing activities improved in the three month period of 2008 versus 2007 by $169,000 as a result of the sales of marketable securities.

Cash provided by financing activities were comparable quarter to quarter.

Aggregate long-term debt attributable to continuing operations on a consolidated basis at June 30, 2008 was $1.9 million as compared to $2.0 million at March 31, 2008; these obligations represent mortgages on the two buildings housing the Thermodynetics and Turbotec operations.

Increases in operating costs play a meaningful role in the Company’s day-to-day operations as competitive pricing pressures serve to restrict Turbotec's ability to fully recover all added expenses. The raw material adjustments and price increases that have been instituted have been a factor in the ability to maintain the sales levels. The regional labor markets for qualified skilled and semi-skilled employees is weak and a shortage of experienced technical support and engineering staff is expected to continue.  Employment related costs continue to escalate and Turbotec is exploring opportunities to reduce these expenses by utilization of a facility in the southeastern states.

Significant risk factors and economic considerations associated with heat transfer products include, but are not limited to, seasonality of purchasing and building cycles, the cost of energy, the housing slowdown, incentives provided by manufacturers, marketers and municipalities to encourage the use of more efficient equipment, interest rate changes that may stimulate or depress demand, the cost and availability of materials used in manufacturing processes, and regulatory directives relating to energy consumption, conservation and the environment.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that may affect such forward-looking statements include, without limitation: the Company’s ability to successfully and timely develop and finance new projects, the impact of competition on the Company’s revenues, and changes in unit prices, supply and demand for the Company’s tubing product line especially in applications serving the commercial, industrial and residential construction industries.

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

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4

CONTROLS AND PROCEDURES.

(a)  Evaluation of disclosure controls and procedures -

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the reported period, are effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

(b)  Changes in internal control over financial reporting -

There were no changes made and no corrective actions taken to the Company's internal control over financial reporting or in other factors during the quarter ended for this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

THERMODYNETICS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

There are no material legal proceedings known or threatened against the Company, except:

(a)

A lawsuit was instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006.  The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics, as follows:  August 24, 2007 in the amount of 5.8 cents per share, December 12, 2007 in the amount of 2.3 cents per share and March 28, 2008 in the amount of 4.4 cents per share.  Thermodynetics owns 7,212,407 ordinary shares of the PLC; the unpaid dividends approximate $900,000.  Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the interpretation by Thermodynetics of the relevant clauses in the Relationship Agreement as to their meaning and effect is the correct one and is likely to prevail at trial, and therefore Thermodynetics does not view risk of loss from this lawsuit to be probable or material.

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

(c)

An action was brought against Turbotec Products, Inc. by Pool Fact Industries, LLC in US District Court in the Southern District of Florida on June 14, 2007.  The suit alleges among other things that Turbotec supplied product to Pool Fact that contain defects in engineering design that caused Pool Fact to sustain damages in excess of $75,000.  Turbotec is defending this suit vigorously.  Management of Turbotec believes that there is no merit to this suit, and thus Thermodynetics does not view the risk of loss in this case as probable or material.

(d)

There are a number of threatened and pending actions against Vulcan, and a number of material judgments obtained against Vulcan.  Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions.

ITEM 1A.  RISK FACTORS.

Not applicable.

Item 2.  UNREGISTERED SALES of EQUITY SECURITIES and USE of PROCEEDS.

There were no unregistered sales of equity securities of the Company during the three month-period covered by this Form 10-Q report.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults of any terms of the Company's securities during the three-month period covered by this Form 10-Q report.

Item 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS.

No matters were submitted to a vote of the Securities Holders of the Company during the quarterly period for which this report is filed.

Item 5.  OTHER INFORMATION.

None.

Item 6.  EXHIBITS.

Rule 13a-14(a) / 15d-14(a) Certifications:
Exhibit 31(a)	Certification of Chief Executive Officer.
Exhibit 31(b)	Certification of Chief Financial Officer.

Section 1350 Certifications:
Exhibit 32(a)	Certification of Chief Executive Officer.
Exhibit 32(b)	Certification of Chief Financial Officer.

THERMODYNETICS, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMODYNETICS, INC.

By:	/s/ Robert A. Lerman
Robert A. Lerman President and Chief Executive Officer

Date:  August 5, 2008

By:	/s/ John F. Ferraro
John F. Ferraro Treasurer and Chief Financial Officer

Date:  August 5, 2008