Form 10-Q
period 2008-09-30
THERMODYNETICS INC
filed 2008-12-24
CIK 351902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-10707

———————

THERMODYNETICS, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	06-1042505
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding at September 30, 2008
Common stock $.01 Par Value		4,080,306 Shares

THERMODYNETICS, INC. AND SUBSIDIARIES

INDEX

PART I: FINANCIAL INFORMATION

3

Item 1.         Financial Statements.

3

Item 2.         Management's Discussion and Analysis Of Financial Condition and Results of Operations.

10

Item 3.         Quantitative And Qualitative Disclosures About Market Risk.

12

Item 4.         Controls And Procedures.

12

PART II - OTHER INFORMATION

13

Item 1.          Legal Proceedings.

13

Item 1A.       Risk Factors.

13

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

13

Item 3.          Defaults Upon Senior Securities.

13

Item 4.          Submission of Matters to a Vote of Security Holders.

13

Item 5.          Other Information.

14

Item 6.        Exhibits.

14

SIGNATURES

15

PART I: FINANCIAL INFORMATION

Item 1.

Financial Statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in 000’s)

ASSETS
	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$1,299	$1,062
Accounts Receivable, Net	2,317	2,909
Inventories	4,035	3,136
Prepaid Expenses and Other Current Assets	314	196
Marketable Securities	52	259
Total Current Assets	8,017	7,562

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment - At Cost	16,049	15,671
Less: Accumulated Depreciation	8,087	7,846
Property, Plant, and Equipment – Net	7,962	7,825

OTHER ASSETS
Intangible Assets - Net of Amortization	94	94
Investments in Unaffiliated Companies	141	110
Deferred Income Taxes	980	980
Deposits and Other	62	63
Total Other Assets	1,277	1,247
TOTAL ASSETS	$17,256	$16,634
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$2,384	$2,046
Accrued Taxes and Expenses	655	818
Current Portion of Long-Term Debt	301	290
Notes Payable – Bank	250	100
Total Current Liabilities	3,590	3,254
DEFERRED INCOME TAXES	189	296
LONG-TERM DEBT LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	1,866 2,782	1,991 2,782
MINORITY INTEREST IN SUBSIDIARY	3,479	3,152
STOCKHOLDERS’ EQUITY
Common Stock, Par Value $.01/Share,
Authorized 25,000,000 shares, issued 4,080,306 shares at
9/30/08 and 3/31/08	41	41
Additional Paid-in Capital	7,138	7,138
Accumulated Other Comprehensive Income	26	37
Retained Earnings (Deficit)	(1,855)	(2,057)
Total Stockholders’ Equity	5,350	5,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,256	$16,634

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)IN (000’s) EXCEPT PER SHARE DATA

	2007	2008
Net Sales	$7,207	$7,529

Cost of Goods Sold	5,230	5,180

Gross Profit	1,977	2,349

Selling, General & Administrative Expenses	1,485	1,854

Income From Operations	492	495

Other Income (Expense)
Interest Expense, Net	(41)	(46)
Other – Net	(3)	(4)
Total Other Income (Expense)	(44)	(50)
Minority Interest in Subsidiary	152	150
Income Before Income Taxes	296	295

Provision for Income Taxes	70	237
Net Income	226	58

Other Comprehensive Income, net of tax:
Unrealized holding gains (losses) arising during the period	40	(20)
Comprehensive Income	$266	$38
Earnings per Share	$.06	$.01
Weighted Average Shares Outstanding- Basic	4,046,361	4,080,306
Weighted Average Shares Outstanding- Diluted	4,046,361	4,080,306

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)IN (000’s) EXCEPT PER SHARE DATA

	2007	2008
Net Sales	$14,458	$14,929

Cost of Goods Sold	10,509	10,416

Gross Profit	3,949	4,513

Selling, General & Administrative Expenses	2,849	3,448

Income From Operations	1,100	1,065

Other Income (Expense)
Interest Expense, Net	(80)	(82)
Other – Net	(5)	(11)
Total Other Income (Expense)	(85)	(93)
Minority Interest in Subsidiary	333	304
Income Before Income Taxes	682	668

Provision for Income Taxes	237	466
Net Income	445	202

Other Comprehensive Income, net of tax:
Unrealized holding gains from investments arising during the period	62	(14)
Comprehensive Income	$507	$188
Earnings per Share	$.11	$.05
Weighted Average Shares Outstanding- Basic	4,046,361	4,080,306
Weighted Average Shares Outstanding- Diluted	4,046,361	4,080,306

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

IN (000’S)

	2007	2008
OPERATING ACTIVITIES:
Net income	$445	$202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized (gain)/loss on marketable securities	0	14
Depreciation and amortization	221	241
Net change in minority interest in equity of subsidiary	7	327
Deferred tax provision (benefit)	11	(107)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(120)	338
Decrease (increase) in prepaid expenses and other assets	(239)	(118)
Decrease (increase) in accounts receivable	120	592
Decrease (increase) in inventories	(481)	(899)
Increase (decrease) in accrued taxes and expenses	(203)	(163)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(239)	427
INVESTING ACTIVITIES;

Purchases of property, plant and equipment, net	(203)	(423)
Change in investments in unaffliated companies	0	(31)
(Purchase) sales of marketable securities	(21)	193
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(224)	(261)

FINANCING ACTIVITIES
Net proceeds (payments) on revolving debt	13	150
Net borrowings (payments) on long-term debt	105	(79)
Compensation expense from stock options	19	-0-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	137	71

INCREASE (DECREASE) IN CASH	(326)	237
CASH AT BEGINNING OF PERIOD	659	1,062
CASH AT END OF PERIOD	$333	$1,299

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: SUBSIDIARY TRANSACTIONS

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

NOTE 3: INVENTORIES

Inventories consist of the following at (in 000’s):

	September 30, 2008	March 31, 2008
Raw materials	$2,594	$2,044
Finished goods	1,156	1,061
Work in process	344	155
Less: Reserves	59	124
	$4,035	$3,136

Inventories are valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.

NOTE 4: EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, “Earnings per Share" (SFAS 128). Earnings per share for the three and six months ended September 30, 2008 and 2007 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

	Three Months Ended September 30,
	2007	2008
Weighted Average Shares Outstanding- Basic	4,046,361	4,080,306
Assumed Conversion of Stock Options	-0-	-0-
Weighted Average Shares Outstanding- Diluted	4,046,361	4,080,306

	Six Months Ended September 30,
	2007	2008
Weighted Average Shares Outstanding- Basic	4,046,361	4,080,306
Assumed Conversion of Stock Options	-0-	-0-
Weighted Average Shares Outstanding- Diluted	4,046,361	4,080,306

NOTE 5: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows”.

	Six Months Ended September 30,
	(in 000s)
	2007	2008
Cash payments for interest	$80	$82

During the six months ended September 30, 2008, long – term debt of approximately $35,000 was incurred to acquire a vehicle.

NOTE 6: FINANCIAL ACCOUNTING STANDARDS

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

NOTE 7: LEGAL PROCEEDINGS

(a)

The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006. The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics. Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the interpretation by Thermodynetics of the relevant clauses in the Relationship Agreement as to their meaning and effect is the correct one, and therefore Thermodynetics does not view risk of loss to be probable or material.

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

(d)

There are a number of threatened and pending actions against Vulcan, and a number of material judgments obtained against Vulcan. All of Vulcan’s assets were liquidated and distributed in 2005. Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions.

THERMODYNETICS, INC. AND SUBSIDIARIES

Item 2.

Management's Discussion and Analysis Of Financial Condition and Results of Operations.

The Company held its annual shareholder meeting in October (after the close of the periods covered by this report) and reported that it had invested a nominal amount in Tower Acquisitions Limited, a UK based company. The investment is accounted for in the financial statements using the cost method. Tower’s business plan is to acquire companies it wishes to operate while also assisting other companies raise cash through the capital markets in the United States and the United Kingdom. As of this report, Tower has acquired a UK based corporate finance business, has made an offer to acquire the assets of a UK manufacturing company and is assisting two US based companies seeking financing.

As a result of a favorable vote at the annual shareholder meeting, the Company has since reincorporated via merger from a Delaware corporation to become a Nevada corporation.

The UK lawsuit between the Company and its Plc subsidiary is continuing. After an extensive review with the Company’s solicitors, both the solicitors and management are confident of the Company’s claims. In late November, the Company offered the Plc the opportunity to mediate the dispute and is awaiting a response; the trial to resolve the controversies is scheduled to be held in London during March 2009.

The Company had been working towards a sale of its buildings, but the purchaser, after extensive due diligence, has decided not to pursue the sale any further. While no reason was offered, it is believed that the general credit markets were the cause of their decision.

Three and six months ended September 30, 2008 vs. 2007

While the world wide recession is being experienced, our Turbotec subsidiary reports that its sales remained at a constant $7 million plus in each of the last several three month periods. They also report that their sales are being maintained because their customer base is expanding and thus although individual customers may be reducing their orders, the additional customers are absorbing the slowdown.

The individual components of their sales for the September period show a slight improvement in sales for water source heat pump customers as the need for systems which offer a “green” component is driving sales. At the same time, shipments to swimming pool heat pump manufacturers are significantly below those of the prior year and the peak of those experienced in 2006. In general, shipments of heat exchangers and titanium tubes to existing customers were below those of prior years while new customers were added.

Manufacturing costs show an improvement in gross profit margin which has occurred because of a combination of the reduced cost of raw materials, a more profitable product mix and the lean manufacturing programs that have been completed. Simultaneously, inventories have increased from $3.1 million at March 31, 2008 to $4.0 million at September 30, 2008. In the three and six month periods, the gross profit margin comparisons were 31.2% and 30.2% in the periods ended September 30, 2008 vs. the 27.4% and 27.3% for the same periods of 2007.

Offsetting this improvement in operations was an increase in Sales, General and Administrative costs affected by the on-going litigation between Turbotec and Thermodynetics. It is expected that the substantive dispute regarding the payment of $884,000 in dividends, payment of administrative fees and the interpretation of the Relationship Agreement between the parties are anticipated to be resolved at trial in London, currently scheduled for March 2009, and that thereafter the litigation costs should materially subside. The Company has offered to mediate the dispute, but as of this writing, there has not been a positive reaction to the offer.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008 consolidated working capital was $4.4 million compared to $4.3 million at March 31, 2008.

Operating cash flow that was provided in 2008 was the result of collections of accounts receivable, inventory build up, and accounts payable increases along with significant increases in non cash items including depreciation and minority interest. Cash flow used in operations during 2007 was the result of net income reduced by a build up of inventory and prepaid expenses together with a reduction in accounts payable and accrued expenses.

The cash used in investing activities during 2008 was the result of the acquisition of property plant and equipment together with sales of marketable securities. This same category, during 2007, was the result of the acquisition of property plant and equipment.

Cash provided through financing activities during 2008 were obtained from revolving and long term debt facilities. In 2007, the cash provided was from long term debt borrowings.

Aggregate long-term debt on a consolidated basis at September 30, 2008 was $1.9 million as compared to $2.0 million at March 31, 2008; these obligations represent mortgages on the two buildings housing the Thermodynetics and Turbotec operations.

The current unsettled economic scene continues to affect business decisions and until the US government addresses these factors with a definitive program, the continued uncertainty will create a difficult business environment. The recent attempts by Congress to at first be sympathetic to one sector of the economy (financial institutions), while behaving quite differently towards another (automotive), has sent shocks throughout the business world and makes interpreting the next move quite difficult. Simultaneously, certain companies are favored for relief, while others have been forced into mergers or bankruptcy. As we go forward, it is expected that certain industries will fair better than others under the new Obama administration. While there are likely to be proposals for a major influx of spending for the country’s infrastructure (and other programs), until the capital becomes readily available and the programs are identified, the outlook for resuscitating the economy will likely be murky.

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

During December, the Company met with its bank and was verbally assured of the continuation of its credit facilities. Management believes its capital resources will be adequate to meet its needs.

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

Item 3.

Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

There are no material legal proceedings known or threatened against the Company, except:

(a)

A lawsuit was instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006. The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics, as follows: August 24, 2007 in the amount of 5.8 cents per share, December 12, 2007 in the amount of 2.3 cents per share and March 28, 2008 in the amount of 4.4 cents per share. Thermodynetics owns 7,212,407 ordinary shares of the PLC; the unpaid dividends equal $884,161.97. Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the interpretation by Thermodynetics of the relevant clauses in the Relationship Agreement as to their meaning and effect is the correct one and is likely to prevail at trial, and therefore Thermodynetics does not view risk of loss from this lawsuit to be probable or material.

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

(c)

There are a number of threatened and pending actions against Vulcan, and a number of material judgments obtained against Vulcan. All of Vulcan's assets were liquidated and distributed in 2005. Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities of the Company during the quarterly period covered by this Form 10-Q report.

Item 3.

Defaults Upon Senior Securities.

There have been no defaults of any terms of the Company's securities during the quarterly period covered by this Form 10-Q report.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Securities Holders of the Company during the quarterly period for which this report is filed, however, at the annual meeting of shareholders of the Company held on October 21, 2008, Robert A. Lerman, John F. Ferraro, John J. Hughes and Fred H. Samuelson were elected directors of the Company, to serve until their successors are elected and qualified.

Nominee	For	Withheld
John F. Ferraro	3,101,730	391,951
Robert A. Lerman	3,101,590	392,091
John J. Hughes	3,101,330	392,351
Fred H. Samuelson	3,101,590	392,091

At the annual meeting of shareholders of the Company held on October 21, 2008, the shareholders of the Company approved the reincorporation of the Company in the State of Nevada by the following vote count:

For	Against	Abstain	Not Voted
2,468,092	392,059	9,940	623,590

Item 5.

Other Information.

(a) Termination of the Real Estate Contract.

The Company had entered into a contingent purchase and sale agreement regarding its real property. After extensive due diligence the potential buyer decided not to pursue the sale any further and terminated the contract. While no reason was offered, it is believed that the general credit markets were the cause of their decision.

(b) Nevada Reincorporation.

The Company through a reincorporation via merger on December 11, 2008 became a Nevada corporation. The Company, a Delaware corporation, was merged with and into Thermodynetics, Inc., a Nevada corporation, and each share of the Company’s Common Stock, par value $.01 per share, is automatically converted into one share of common stock, par value $.01 per share, of Thermodynetics, Inc., the Nevada corporation; the name of the surviving company is "Thermodynetics, Inc."

Item 6.

Exhibits.

Rule 13a-14(a) / 15d-14(a) Certifications:

•

Exhibit 31.1

Certification of Chief Executive Officer.

•

Exhibit 31.2

Certification of Chief Financial Officer.

Section 1350 Certifications:

•

Exhibit 32.1

Certification of Chief Executive Officer.

•

Exhibit 32.2

Certification of Chief Financial Officer.

THERMODYNETICS, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMODYNETICS, INC.

By:	/s/ ROBERT A. LERMAN
Robert A. Lerman President and Chief Executive Officer

Date:  December 23, 2008

By:	/s/ JOHN F. FERRARO
John F. Ferraro Treasurer and Chief Financial Officer

Date: December 23, 2008

15