Form 10-Q
period 2008-12-31
THERMODYNETICS INC
filed 2009-02-17
CIK 351902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2008
or

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding at September 30, 2008
Common stock $.01 Par Value		4,080,306 Shares

THERMODYNETICS, INC. AND SUBSIDIARIES

INDEX

PART I FINANCIAL INFORMATION

Item 1.      Financial Statements

3

                    Consolidated Balance Sheets December 31, 2008 and March 31, 2008

3

                    Consolidated Statements of Income Three Months Ended December 31, 2008 and 2007

4

                    Consolidated Statements of Income Nine Months Ended December 31, 2008 and 2007

5

                    Consolidated Statements of Cash Flows Nine Months Ended December 31, 2008 and 2007

6

                    Notes to Consolidated Financial Statements

7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 3.      Quantitative and Qualitative Disclosures About Market Risks.

11

Item 4T.    Controls and Procedures.

12

PART II OTHER INFORMATION

Item 1.      Legal Proceedings.

13

Item 1A.    Risk Factors.

13

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

13

Item 3.       Defaults Upon Senior Securities.

14

Item 4.       Submission of Matters to a Vote of Security Holders.

14

Item 5.       Other Information.

14

Item 6.       Exhibits.

14

SIGNATURES

15

PART I: FINANCIAL INFORMATION

Item 1.

Financial Statements

 THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in 000’s)

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,000	$1,062
Accounts Receivable, Net	2,014	2,909
Inventories	3,944	3,136
Prepaid Expenses and Other Current Assets	283	196
Marketable Securities	52	259
Total Current Assets	8,293	7,562

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment - At Cost	16,327	15,671
Less: Accumulated Depreciation	8,208	7,846
Property, Plant, and Equipment – Net	8,119	7,825

OTHER ASSETS
Intangible Assets - Net of Amortization	94	94
Investments in Unaffiliated Companies	146	110
Deferred Income Taxes	980	980
Deposits and Other	58	63
Total Other Assets	1,278	1,247

TOTAL ASSETS	$17,690	$16,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$1,738	$2,046
Accrued Taxes and Expenses	1,041	818
Current Portion of Long-Term Debt	302	290
Notes Payable – Bank	1,021	100
Total Current Liabilities	4,102	3,254
DEFERRED INCOME TAXES	140	296
LONG-TERM DEBT	1,791	1,991
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	2,782	2,782
MINORITY INTEREST IN SUBSIDIARY	3,632	3,152
TOCKHOLDERS’ EQUITY
Common Stock, Par Value $.01/Share,
Authorized 25,000,000 shares, issued 4,080,306 shares at
12/31/08 and at 3/31/08	41	41
Additional Paid-in Capital	7,138	7,138
Retained Earnings (Deficit)	(1,960)	(2,057)
Accumulated Other Comprehensive Income	24	37
Total Stockholders’ Equity	5,243	5,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,690	$16,634

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31,

(UNAUDITED)

IN (000’s) EXCEPT PER SHARE DATA

	2007	2008

Net Sales	$6,415		$7,322
Cost of Goods Sold	4,640		5,166
Gross Profit	1,775		2,156
Selling, General & Administrative Expenses	1,265		1,861
Income From Operations	510		295

Other Income (Expense)
Interest Expense, Net	(42)		(44)
Other – Net	3		51
Total Other Income (Expense)	(39)		7
Income Before Income Taxes and Minority Interest	471		302
Provision for Income Taxes	187		255
Minority Interest in Subsidiary	171		150
Net Income	$113	$	(103)
Earnings (Loss) per Share – Basic	$.03	$	( .03)
Earnings (Loss) per Share – Diluted	$.03	$	( .03)
Weighted Average Shares Outstanding- Basic and Diluted	4,062,297		4,080,306

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE NINE MONTHS ENDED DECEMBER 31,

(UNAUDITED)

IN (000’s) EXCEPT PER SHARE DATA

	2007	2008
Net Sales	$20,874	$22,251
Cost of Goods Sold	15,431	15,582
Gross Profit	5,443	6,669
Selling, General & Administrative Expenses	3,833	5,276
Income From Operations	1,610	1,393

Other Income (Expense)
Interest Expense, Net	(122)	(126)
Other – Net	(2)	40
Total Other Income (Expense)	(124)	(86)
Income before Income Taxes and Minority Interest	1,486	1,307
Provision for Income Taxes	423	753
Minority Interest in Subsidiary	504	456
Net Income	$559	$98

Earnings (Loss) per Share – Basic	$.14	$.02
Earnings (Loss) per Share – Diluted	$.14	$.02

Weighted Average Shares Outstanding- Basic and Diluted	4,051,906	4,080,306

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31,

 (UNAUDITED)

IN (000’S)

	2007	2008

Net income	$559	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332	362
Minority interest in earnings of subsidiary	50	480
Deferred tax provision	31	(156)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(924)	(308)
Decrease (increase) in prepaid expenses and other assets	(117)	(87)
Decrease (increase) in accounts receivable	588	896
Decrease (increase) in inventories	104	(808)
Increase (decrease) in accrued taxes and expenses	(321)	223

NET CASH PROVIDED BY OPERATING ACTIVITIES	302	700
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(369)	(666)
Change in investments in unaffiliated companies	––	(36)
Sales of marketable securities	––	207
NET CASH USED IN INVESTING ACTIVITIES	(369)	(495)

FINANCING ACTIVITIES:
Proceeds from short term borrowings and notes payable	357	921
Principal payments on long-term debt	(196)	(188)
Compensation expense from stock options	28	––
Issuance of stock to retirement plan	18	––
NET CASH PROVIDED BY FINANCING ACTIVITIES	207	733

INCREASE IN CASH	140	938
CASH AT BEGINNING OF PERIOD	659	1,062
CASH AT END OF PERIOD	$799	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2008

(UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The results of operations for the three and nine months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  SUBSIDIARY TRANSACTIONS

On May 8, 2006, the Company completed the sale of a 43.68% minority interest of its subsidiary, Turbotec Products Plc, (the “Plc”), through an offering on the AIM Market of the London Stock Exchange.

The Company and the Plc entered into a Relationship Agreement (RA) which provides for an annual administration fee; restrictions on related party transactions; restrictions on appointments to the board of the Plc and mutual confidentiality and reporting undertakings.  See Part II, Item 1.  As part of the transaction, the Company and the Plc established independent officers and directors and the two boards of directors act independently.

Commercial Leases:

The Company and Turbotec Products, Inc., a wholly-owned subsidiary of the Plc (“Turbotec Products”), entered into formal real estate leases effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. See Part II, Item 1.  The leases commenced April 1, 2006 with a five-year term, and one extension option for three years, and a second extension option for two years.  Rent charges with respect to the 651 Day Hill Road property are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $42,010 monthly in year ten, assuming both lease extensions are exercised.  Rent charges with respect to the 50 Baker Hollow Road property are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $10,979 monthly in year ten, assuming both lease extensions are exercised.

NOTE 3:  INVENTORIES

Inventories (in 000’s) consist of the following at:

	December 31, 2008	March 31, 2008
Raw materials	$2,143	$2,044
Finished goods	1,621	1,061
Work in process	239	155
Less: Reserves	59	124
	$3,944	$3,136

Inventories are valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.

NOTE 4:  EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, “Earnings per Share" (SFAS 128).  Earnings per share for the three and nine months ended December 31, 2008 and 2007 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

	Three Months Ended December 31
	2007	2008
Weighted Average Shares Outstanding- Basic	4,062,937	4,080,306
Assumed Conversion of Stock Options	––	––
Weighted Average Shares Outstanding- Diluted	4,062,937	4,080,306

	Nine Months Ended December 31
	2007	2008
Weighted Average Shares Outstanding- Basic	4,051,906	4,080,306
Assumed Conversion of Stock Options	––	––
Weighted Average Shares Outstanding- Diluted	4,051,906	4,080,306

NOTE 5:  CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of Financial Accounting Standards Board's "Statement of Accounting Standards No 95, Statement of Cash Flows”.

	Nine Months Ended December 31
	2007	2008
Cash payments for interest (in 000’s)	$122	$126

During the nine months ended December 31, 2008, long – term debt of approximately $35,000 was incurred to acquire a vehicle.

NOTE 6: INVESTMENT / LOAN

In September 2006, the Company advanced $300,000 to an unaffiliated company and received a note due March 7, 2007 in the amount of $342,858. In March 2007 the Company reduced the carrying value of the note to $30,000 and the company is currently in Chapter 7 Bankruptcy proceedings.

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

(b)

Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases because it received certain overpayments as a result of alleged encroachment of space leased to Turbotec Products and for common area and maintenance charges, and that Thermodynetics improperly withdrew funds from a sinking fund established under one of the leases.  The lawsuit was transferred from the regular docket to the Housing Session and now is entitled Turbotec Products, Inc. v. Thermodynetics, Inc., Connecticut Superior Court, Judicial District of Hartford, Housing Session, Docket No. 7712.  Thermodynetics denies the allegations, is vigorously defending the case which is still in its preliminary stages, and has filed counterclaims against Turbotec Products for sums due under the two leases.  On January 29, 2009, Turbotec Products was granted permission by the court to file an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.) claiming that it was induced to enter into the two commercial leases based on vague allegations of false statements by an unidentified “officer, agent, employee and/or servant” of Thermodynetics. Thermodynamics expects to seeks a more detailed and definite statement of Turbotec Products’ new claims very soon and to conduct discovery to determine the alleged grounds for the new claims.  Thermodynetics does not view the risk of loss in the case as probable or material.

(c)

An action was brought against Turbotec Products, Inc. by Pool Fact Industries, LLC in US District Court in the Southern District of Florida on June 14, 2007.  The suit alleges among other things that Turbotec supplied product to Pool Fact that contain defects in engineering design that caused Pool Fact to sustain damages in excess of $75,000.  This suit was settled in October 2008 with no significant financial impact on Turbotec.  The confidential settlement resolved all claims for any alleged future losses as well as those alleged in the complaint.

(d)

There are a number of threatened and pending actions against the Company's discontinued subsidiary, Vulcan Industries, Inc., and a number of material judgments obtained against Vulcan.  Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Our Turbotec subsidiary continues to maintain its sales levels despite the slow down in the general economy.  For the 9 months ended December 31, 2008, revenues were in excess of $22 million as compared with the prior year’s almost $21 million.  While the major impetus in maintaining sales levels is the geothermal heat pump market, the swimming pool heat pump market, largely Florida oriented, remains weak.  Contributing to the steady sales levels were rebate programs and tax credits in the US and Canada.  The expectation of a slow down in shipments is anticipated in the January to March quarter, a typically slow period for the company, as customers are beginning to extend delivery dates for new orders and also reflect the current economic conditions in our markets.

Another factor in the expectation of reduced revenues going forward involves the commodity prices that have declined significantly over the recent past.  The revenues reported include this factor as price increases are passed along to customers.  Gross profit margins are reduced when prices increase because not all costs are able to be passed along to customers; as prices of raw materials decline, the company can recapture certain costs and thereby improving manufacturing margins result.

Turbotec has proceeded with their plan to open a facility in North Carolina and began limited production in January.  Their reason is to allow for greater capacity and to relieve the pressure they are experiencing at their Connecticut facilities.  They expect, subject to economic conditions, to bring the facility to full production levels this summer.

The demand for high efficiency heat pumps as part of a “green” initiative continues to give Turbotec’s products broad appeal in retrofit and high end system applications.

Gross margin percentage was 30% for the first nine months of fiscal 2009 compared to 26% for the same period last year.  In the latest three month period the margin was 29% vs. 28% in the like period of 2007.  For the full fiscal year ended 31 March 2008 gross margin percentage was 28%.

Manufacturing costs show an improvement in gross profit margin which has occurred because of a combination of the reduced cost of raw materials, a more profitable product mix and the lean manufacturing programs that have been completed.  Simultaneously, inventories have increased from $3.1 million at March 31, 2008 to $3.9 million at December 31, 2008.

Selling, general and administrative expenses increased in both the three and nine month periods primarily because of increased costs incurred for corporate governance, engineering and administrative expenses and the cost of litigation.  Interest expenses were relatively constant in these periods.

The minority interest impact of the Company’s holding in Turbotec on the income statement was somewhat less in the current fiscal year than in the prior year.

Significant risk factors and economic considerations pertaining to Turbotec include the cost of energy and incentives provided by producers, sellers and municipalities to encourage the use of more efficient equipment; interest rates that can stimulate or depress purchasing demand; the cost and availability of materials used in production; and regulatory directives and incentives relating to energy consumption, conservation and environmental issues.  The Company may be affected by the economic downturn that the world is currently experiencing as poor business conditions, stock market volatility and other financial perturbations create disruptions or opportunities.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 consolidated working capital was $4,191,000 compared to $4,308,000 at March 31, 2008.

Operating cash flow that was provided in 2008 was the result of collections of receivables, along with significant increases in non cash items including depreciation and minority interest. Cash flow provided by operations during 2007 was the result of collections of receivables, a build up inventory together with non cash items including depreciation, deferred taxes and minority interest.

The cash used in investing activities during 2008 was the results of the acquisition of property plant and equipment together with sales of marketable securities. This same category, during 2007, was the result of the acquisition of property plant and equipment.

Cash provided by financing activities during 2008 and 2007 were obtained from revolving debt facilities.

Aggregate long-term debt on a consolidated basis at December 31, 2008 was $1.8 million as compared to $2.0 million at March 31, 2008; these obligations represent mortgages on the two buildings housing the Thermodynetics and Turbotec operations.

The Company’s access to credit is believed to be adequate.  Conversations with the Company’s bankers have been positive in the current financial environment and it is anticipated that the Company’s working capital line will be extended.

The Company previously reported that it had invested a nominal amount in Tower Acquisitions Limited, a UK based company.  The investment is accounted for in the financial statements using the cost method.  Tower’s business plan is to acquire companies it wishes to operate while also assisting other companies raise cash through the capital markets in the United States and the United Kingdom.  As of this report, Tower has acquired a UK based corporate finance business, has made an offer to acquire the assets of a UK manufacturing company with an anticipated closing scheduled for the end of February and is assisting two US based companies seeking financing.

The UK lawsuit between the Company and its Plc subsidiary is scheduled to go to trial the week of March 16; we are confident the outcome will be favorable for Thermodynetics.

As we go forward, it is expected that certain industries will fair better than others under the new Obama administration in today's economic climate.  While there are likely to be proposals for a major influx of spending for the country’s infrastructure (and others), until the capital becomes readily available and the programs are identified, the outlook for resuscitating the economy will likely be murky.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 4T.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures -

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the reported period, are effective to provide the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)

Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases because it received certain overpayments as a result of alleged encroachment of space leased to Turbotec Products and for common area and maintenance charges, and that Thermodynetics improperly withdrew funds from a sinking fund established under one of the leases.  The lawsuit was transferred from the regular docket to the Housing Session and now is entitled Turbotec Products, Inc. v. Thermodynetics, Inc., Connecticut Superior Court, Judicial District of Hartford, Housing Session, Docket No. 7712.  Thermodynetics denies the allegations, is vigorously defending the case which is still in its preliminary stages, and has filed counterclaims against Turbotec Products for sums due under the two leases.  On January 29, 2009, Turbotec Products was granted permission by the court to file an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.) claiming that it was induced to enter into the two commercial leases based on vague allegations of false statements by an unidentified “officer, agent, employee and/or servant” of Thermodynetics. Thermodynamics expects to seeks a more detailed and definite statement of Turbotec Products’ new claims very soon and to conduct discovery to determine the alleged grounds for the new claims.  Thermodynetics does not view the risk of loss in the case as probable or material.

(c)

An action was brought against Turbotec Products, Inc. by Pool Fact Industries, LLC in US District Court in the Southern District of Florida on June 14, 2007.  The suit alleged among other things that Turbotec supplied product to Pool Fact that contain defects in engineering design that caused Pool Fact to sustain damages in excess of $75,000.  This suit was settled in October 2008 with no significant financial impact on Turbotec.  The confidential settlement resolved all claims for any alleged future losses as well as those alleged in the complaint.

(d)

There are a number of threatened and pending actions against the Company's dissolved subsidiary, Vulcan Industries, Inc., and a number of material judgments obtained against Vulcan.  All of Vulcan's assets were liquidated and distributed in 2005.  Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions.

Item 1A.

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities of the Company during the three-month period covered by this Form 10-Q report.

Item 3.

Defaults Upon Senior Securities.

There were no material defaults of any terms of the securities or indebtedness of the Company or any of its significant subsidiaries during the three-month period covered by this Form 10-Q report.

Item 4.

Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders of the Company held on October 21, 2009, Robert A. Lerman, John F. Ferraro, John J. Hughes and Fred H. Samuelson were elected directors of the Company, to serve for a one year term and until their successors are elected and qualified.

Nominee or Matter	For	Against	Abstain	Not Voted
John F. Ferraro	3,101,730	391,951	––	––
Robert A. Lerman	3,101,590	392,091	––	––
John J. Hughes	3,101,330	392,351	––	––
Fred H. Samuelson	3,101,590	392,091	––	––

Also at the meeting, shareholders approved the reincorporation of the Company in the State of Nevada by the following vote:

For	Against	Abstain	Not Voted
2,468,092	319,386	9,940	623,590

Item 5.

Other Information.

None

Item 6.

Exhibits.

(a)

Exhibits:

Rule 13a-14(a)/15d-14(a) Certifications:

•

Exhibit 31(a)

Certification of Chief Executive Officer.

•

Exhibit 31(b)

Certification of Chief Financial Officer.

Section 1350 Certifications:

•

Exhibit 32(a)

Certification of Chief Executive Officer.

•

Exhibit 32(b)

Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMODYNETICS, INC.

Date: February 13, 2009	By:	/s/ ROBERT A. LERMAN
Robert A. Lerman
President and Chief Executive Officer

Date: February 13, 2009	By:	/s/ JOHN F. FERRARO
John F. Ferraro
Treasurer and Chief Financial Officer

15