Form 10-K
period 2009-03-31
THERMODYNETICS INC
filed 2009-07-13
CIK 351902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)
✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: March 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

THERMODYNETICS, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	0-10707	06-1042505
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

651 Day Hill Road, Windsor, Connecticut	06095	(860) 683-2005
(Address of Principal Executive Offices)	(Zip Code)	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None		None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding

12 months (or for such shorter period that the registrant was required to submit and post such files).		Yes		No

Thermodynetics, Inc.

Annual Report on Form 10-K

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by

reference in Part III of this Form 10-K or any amendment to this Form 10-K	✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

As of June 11, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,500,000 based on the price at which the common equity was last sold, or based on the average of the closing bid and asked prices as reported by the Non-NASD OTC Bulletin Board composite feed or other qualified interdealer quotation medium.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 9, 2009
Common Stock $.01 par value	4,090,306 Common Shares

The following documents are incorporated by reference: None.

Thermodynetics, Inc.

Annual Report on Form 10-K

PART I

Item 1.

Business.

(a)

Business Development - Thermodynetics, Inc. was incorporated in Delaware in 1981 and reincorporated by merger in Nevada in 2008. Thermodynetics is referred to individually and collectively with its Turbotec Products Plc (“PLC”), Turbotec Products, Inc. ("Turbotec"), Vulcan Industries, Inc. ("Vulcan"), TPI Systems, Inc. ("TPI") and National Energy Systems, Inc. ("NES") subsidiaries as the "Company"; at times the PLC and Turbotec together may be referred to herein as “Turbotec”. The Company, through its approximately 56.32% ownership in the PLC, is engaged in the design, manufacture and sale of specialty metal tubing and related assemblies primarily for heat transfer, furniture, appliance, heating, cooling and refrigeration applications using its patented and/or proprietary technology. Vulcan was closed in August, 2005. Turbotec has one principal activity- the manufacture of high performance, high quality heat exchangers and fabricated metal components serving the heat transfer and plumbing industries. Turbotec markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, biomedical, appliance, water heating, aerospace and other industries.

Turbotec

In December 2005, the Company formed a subsidiary, the PLC, organized under the laws of the United Kingdom. As of May 8th, 2006 an offering and sale of 5,594,366 Ordinary Shares of the PLC were sold at the price of 85 pence per Ordinary Share. The PLC shares are trading under the symbol “TRBO” on the Alternative Investment Market (“AIM Market”) of the London Stock Exchange. As of June 9, 2009 an aggregate of 12,806,773 shares of the PLC were issued and outstanding. See Part III hereof.

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

See Item 3 herein with respect to litigation between Thermodynetics and the PLC, and between Turbotec and Thermodynetics.

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

Thermodynetics, Inc.

Annual Report on Form 10-K

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

(2)

Distribution Methods

(a)

Marketing and Sales - The metal tubing products are marketed in the United States, Canada and abroad through Turbotec’s sales department, supported by other personnel, who develop sales leads along with serving existing customers. In addition, Turbotec uses independent sales representatives and distributors. The Company advertises its products in trade periodicals and at trade shows.

(b)

Foreign Operations and Export Sales - The Company has never had any foreign operations, and its export sales during the past fiscal year were less than 7% of net revenues.

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

(5)

Raw Materials - The Company's specialty metal tubing is manufactured from smooth tubing, primarily copper, copper-nickel alloys, stainless steel, carbon steel, titanium and aluminum.  The Company usually purchases tubing in mill quantities manufactured to its specifications from various tube fabricating mills.  The Company does not believe that it is a significant customer of any mill or distributor and has no supply contracts.  The manufacturing costs are subject to material commodities price variations due to the pricing of various metals and the commodities markets.  Metals pricing and costs have fluctuated significantly over the past three (3) years, and consequently Turbotec adjusted the prices of its products during the course of the year in response to these cost variances.  The impact of price increases in materials, on a long-term basis, may have a material adverse effect on the

Thermodynetics, Inc.

Annual Report on Form 10-K

sales and profits of the Company if the Company cannot increase its prices accordingly.  The Company has not experienced any significant shortages or extended delays in deliveries of raw materials during the past five years.  There is no assurance that shortages, strikes or other delays, or material price increases, will not occur in the future causing disruptions in production, shipments and profitability.

(6)

Dependence on Single or Few Major Customers - For the fiscal year ended March 31, 2009, two (2) customers each accounted for more than 10% of the Company's net sales; one for 32% and one for 15%, or 47% in the aggregate. There is no assurance the Company will retain these customers; the loss of one or more of these customers could have a material adverse affect upon the Company.

(7)

Patents, Trademarks, Licenses, Franchises and Concessions - In 2008, Turbotec filed an application for a United States patent for a specialty heat exchanger used in swimming pool heat pump applications. Turbotec owns trademarks in Canada and Australia related to manufacturing methods, machinery and tubing. The Company does not believe that its business is materially dependent upon patent protection, as the Company, through Turbotec, maintains a substantial amount of proprietary information concerning its manufacturing processes as confidential.

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

(11)

Effect of Environmental Laws - During the fiscal year ended March 31, 2009, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

(12)

Employees - At June 9, 2009, the Company and Turbotec combined had 31 salaried employees and 65 full-time and part-time employees compensated on an hourly basis.

(13)

Working Capital Items - At March 31, 2009, the Company had a positive working capital position of $4,351,530. See Item 7 herein.

At March 31, 2009, the Company's material credit facilities consisted of:

Thermodynetics:

(a) A $900,000 mortgage term note for the Day Hill Road facility, payable in 120 equal monthly installments of $3,750 plus interest through December 2016 with the balance due at that time; bearing interest at a variable interest rate computed at the 30 day LIBOR rate plus 1 ½ %. At March 31, 2009 the interest rate in effect was 7.5% and the unpaid balance was $798,750.

(b) The Company’s bank has provided a revolving line of credit dated December 21st, 2006 with a maximum credit limit of $1,100,000; this revolving line of credit provides for borrowings on a demand basis with interest payable at the bank’s prime rate. At March 31, 2009 the principal balance due under this line of credit was $1,062,000. The maturity date was extended to July 31, 2009; the bank and the Company are in discussions with respect to a further extension of the line of credit.

Thermodynetics, Inc.

Annual Report on Form 10-K

(c) The Company's Baker Hollow facility is subject to a $1,000,000 ten year mortgage from its bank which is due August 2011 with an interest rate of 6.9%. At March 31, 2009 the Company owed $799,860 under such mortgage. See Item 2 herein.

(d) The Company has a $83,464 term loan dated December 1, 2006, which is payable in 60 monthly installments of $1,628 including principal and interest at 6.39%. The unpaid balance at March 31, 2009 was $49,149. The note is secured by a vehicle. The Company also has a second term loan in the amount of $34,557 dated May 6, 2008 , which is payable in 36 monthly installments of $974 including principal and interest at 1%. The unpaid balance at March 31, 2009 was $24,096.

The credit facilities lettered (a) and (b) of this subparagraph (b)(13) are secured by the Company’s Day Hill Road facility. The credit facility lettered (c) is secured by the Company’s Baker Hollow Road facility.

Turbotec:

(e) A revolving line of credit with a maximum credit limit of $3,250,000 was secured from Turbotec's bank; this revolving line of credit provides for borrowings on a demand basis against the line based on an inventory and accounts receivable collateral formula; at March 31, 2009 there were no borrowings under such line of credit and it remains open and available to Turbotec.

(f) A $300,000 term note, payable in sixty equal monthly installments of $5,000 through March 31, 2011; at March 31, 2009 the principal balance due was $60,000.

(g) A $500,000 line of credit to purchase machinery and equipment which was fully available as of March 31, 2009. The line expired on December 1, 2008 with no draw-downs.

(h) An unsecured $85,142 term note due in 30 monthly payments of principal and interest of $3,008 through March 31, 2011; at March 31, 2009 the principal balance due was $34,057.

(i) A $383,587 term note, payable in sixty equal monthly installments of $7,066 through March 31, 2011; at March 31, 2009 the principal balance due was $251,837.

The credit facilities lettered (e) through (i) of this subparagraph (13) bear interest at Turbotec's bank's prime rate which was equal to 3.25% at March 31, 2009 and at such date were secured by substantially all assets of Turbotec. As of May 10th, 2006, following the completion of the Placing on the London AIM Market, Thermodynetics was released from all obligations under all Turbotec credit facilities, and Turbotec assumed sole responsibility under each of these credit facilities.

Item 1A.

Risk Factors.

Not required.

Item 1B.

Unresolved Staff Comments.

Not required.

Thermodynetics, Inc.

Annual Report on Form 10-K

Item 2.

Properties.

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

Turbotec is leasing 20,000 square feet of light industrial space at 914-916 25th Street, SE, Hickory, North Carolina for the manufacture and distribution of certain products. The Hickory facility is comprised of steel frame structure with brick outer walls, has parking for approximately 50 cars, and contains approximately 15,000 square feet of factory space, and 5,000 square feet of office space.

Leases:

The Company, as lessor, and Turbotec, as the lessee, entered into two five year real estate leases effective May 8th, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. The five-year term of both leases terminate on March 31, 2012 with one extension option for three years, and a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property equaled to seven dollars per square foot in years one and two, escalating by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $42,010 monthly in year ten, assuming both lease extensions are exercised. Rent charges with respect to the 50 Baker Hollow Road property were equal to $5.50 per square foot in year one, escalating by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $10,979 monthly in year ten, assuming both lease extensions are exercised. The Company and Turbotec Products are currently litigating with respect to monies owed under the lease obligations and encroachment issues under the leases. See Item 3 herein.

The Company has reserved from the Turbotec Windsor leases, and continues to use, its existing executive office space in the Day Hill facility, and additional office/storage space in the Baker Hollow facility. See Legal Proceedings.

The Company is currently leasing approximately 11,500 square feet of the Baker Hollow facility to an unaffiliated third-party with monthly rental of $5,750, triple net; that lease will expire August 31, 2010. See Item 1(b)(13), Item 3, and Note 14 of Notes to Consolidated Financial Statements.

The Company built the Day Hill facility and the Baker Hollow facility for the operating needs of Turbotec, not for investment purposes.

Turbotec is leasing the Hickory facility from an unaffiliated third party on a triple net basis pursuant to a written lease dated September 15, 2008. The monthly rental rate of $6,250 is fixed for the initial term of the lease which expires on September 30, 2010. Turbotec has two one-year lease term extension option through September 30, 2012.

Thermodynetics, Inc.

Annual Report on Form 10-K

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

Item 3.

Legal Proceedings.

There are no material legal proceedings known or threatened against the Company, except:

(a)

The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006. The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics, as follows: August 24, 2007 in the amount of 5.8 cents per share, December 12, 2007 in the amount of 2.3 cents per share and March 28, 2008 in the amount of 4.4 cents per share. Thermodynetics owns 7,212,407 ordinary shares of the PLC; the unpaid dividends equal $884,162. Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the legal positions taken by are the correct ones and that Thermodynetics is likely to prevail at trial, and therefore Thermodynetics does not view the risk of loss to be probable or material. The trial is scheduled to be held in London in December.

(b)

Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases because it received certain overpayments as a result of alleged encroachment of space leased to Turbotec Products and for common area and maintenance charges, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases. The lawsuit was transferred from the regular docket to the Housing Session and now is entitled Turbotec Products, Inc. v. Thermodynetics, Inc., Connecticut Superior Court, Judicial District of Hartford, Housing Session, Docket No. 7712.

On January 29, 2009, Turbotec Products was granted permission by the court to file an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.) claiming that it was induced to enter into the two commercial leases based on alleged false statements by an officer of Thermodynetics concerning the market rent for the leased properties. Thermodynetics is in the process of conducting discovery on the new claims as well as continuing discovery on the initial claims. Thermodynetics denies the allegations, is vigorously defending the case which is still in its intermediate stages, and filed counterclaims against Turbotec Products for sums due under the two leases, and has claimed the case for a jury trial. It is also seeking to transfer the case back to the regular docket given the nature of the new claims. Thermodynetics does not view the risk of loss in the case as probable or material.

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

Thermodynetics, Inc.

Annual Report on Form 10-K

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Bid Prices		Asked Prices
Quarter Ended	High	Low	High	Low

March 31, 2009	$0.30	$0.20	$1.01	$0.50
December 31, 2008	$0.75	$0.30	$2.25	$0.40
September 30, 2008	$1.45	$0.68	$1.50	$1.30
June 30, 2008	$1.79	$1.01	$1.93	$1.35

March 31, 2008	$1.74	$.70	$1.88	$1.20
December 31, 2007	$2.40	$.95	$2.50	$1.20
September 30, 2007	$2.30	$1.62	$2.60	$1.70
June 30, 2007	$2.30	$1.65	$2.50	$1.90

———————

(b)

At March 31, 2009, the number of record holders of the Company's Common Stock was 2,174.

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

(d)

Securities Authorized for Issuance under Equity Compensation Plans. The following table sets forth as of the end of the most recently ended fiscal year, compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted – average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders:	0	0	195,000

Equity Compensation Plans Not Approved by Shareholders:	0	0	0

Total	0	0	195,000

(e)

Recent Sales of Unregistered Securities - The Company has not made any sales of any unregistered securities within the past three (3) years other than (a) shares sold under the Company’s 401(k) plan. The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was under §4(2) of the Act not involving a public offering and Regulation S under the Act.

Item 6.

Selected Financial Data.

Not required.

Thermodynetics, Inc.

Annual Report on Form 10-K

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

2009 Compared to 2008

The economic downturn has reduced the sales base of our subsidiary Turbotec Products during the fiscal year ended March 31, 2009. Quarterly sales had been steady at the $7 to $7.5 million level through December, 2008, and only in the fourth quarter was there a decline yielding a result for the full year of $27 million, vs. the $28 million recorded for the full prior year.

The major reasons for these results are attributed to the continuing acceptance of Turbotec’s green related products, the addition of new customers thereby increasing market share, and the changes in commodity prices for raw materials. As the increased costs for raw materials were passed on to customers in prior years, this also increased the levels of sales that were reported; the opposite effect has since occurred as prices fell creating decreased sales volumes.

Although it is difficult to forecast the extent of the duration of the economic downturn, the fact that Turbotec is adding to its customer roll is encouraging. As the economy recovers, these customer additions should allow the growth of Turbotec to resume.

Operationally, the application of new initiatives following lean manufacturing principles improved gross profit margins while the start up costs of the North Carolina facility impacted cash flow and operating margins. Management of Turbotec is anticipating that the new facility will assist in controlling costs while also reducing shipping costs as well as being closer to suppliers and customers. Gross profit margins improved to 29% in fiscal 2009 as compared with 28% in 2008.

The overseas markets are beginning to embrace the products that Turbotec produces and non US shipments in the past fiscal year reached about 7% of total shipments. As the green movement continues throughout the country and the world, the shift to less stressful refrigerants leads to more difficult product compliance. Each change in refrigerant requires Turbotec to reengineer its product line to accommodate their properties and also requires the customer base to move towards newer designs as developed by Turbotec. This then leads to, normally, higher prices and “greener” equipment. The program to accomplish this creates an engineering design and testing methodology and keeps Turbotec at the forefront of the industry.

Their product lines are divided into three main groups – enhanced surface tubing (which is the basis of the products), tube in tube heat exchangers and heat recovery products. The tubing is used primarily in a wide variety of heat exchangers as well as plumbing applications, the tube in tube line is the mainstay of the business comprising in large measure applications that range from water source heat pumps to swimming pool heaters to refrigeration, and an energy saving design of heat recovery systems.

The litigation between the Company and its subsidiary is ongoing and we expect that we will prevail. The trial is scheduled to be held in London in December.

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

Thermodynetics, Inc.

Annual Report on Form 10-K

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

Other income in fiscal 2007 included the $6.7 million in proceeds resulting from the Turbotec IPO; see Note 2 to the notes accompanying the financial statements. Interest expense was materially reduced as the IPO proceeds were used to repay debt obligations of both the Company and Turbotec. As the closing of Vulcan occurred in fiscal 2007, there was no activity or expense incurred in the current fiscal year.

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

Thermodynetics, Inc.

Annual Report on Form 10-K

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The Company has determined that there is no material impact to the financial statements as a result of the adoption of this Statement.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) as of May 4, 2008. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities that were not previously carried at fair value. Accordingly, the adoption of SFAS No. 159 had no impact on our Consolidated Financial Statements.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AIPCA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010. It is not believed that, based on the Company’s current corporate structure, FSP FAS 107-1 and ABP 28-1 will have an impact on the Company's financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009 and 2008 consolidated working capital remained relatively constant at approximately $4.3 million.

In fiscal 2009, cash of $508,000 was provided from operations compared with $882,000 in the prior year.

Thermodynetics, Inc.

Annual Report on Form 10-K

Cash used in investing activities decreased between fiscal year-end 2009 versus 2008 by $420,000. Net sales of marketable securities and investments in unaffiliated companies yielded more than $600,000 by the Company in 2009, while capital additions by Turbotec were $240,000 higher than the prior year.

Cash provided by financing activities was $190,000 in 2008 and $665,000 in 2009. In fiscal 2008, the Company received combined short/long term debt proceeds of $366,000 of which $280,000 was used to repay debt.

Aggregate long-term debt attributable to continuing operations on a consolidated basis at March 31, 2008 was $2,281,141 as compared to $2,018,000 at March 31, 2009. Of these amounts, the long-term portion of the debt was $1,991,097 and $1,728,214, respectively. In December 2006 the Company refinanced the mortgage on its Day Hill Road property receiving a $900,000 first mortgage and a line of credit with a maximum availability of $1,100,000. The Company is in discussions with its bank as to a renewal of its line of credit which expires July 31, 2009 and it is expected to be renewed.

Cash generated by the operations or assets of Turbotec are maintained independently of those of the Company and are not available for the Company’s use. The Company's sources of cash from Turbotec result from dividends and/or contractual obligations related to the administration fee and leases. See Item 3 relative to litigation between the companies.

Considerations regarding Forward-Looking Disclosures.

This report contains certain forward-looking statements regarding the Company, the PLC, and Turbotec, and their respective business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may effect such forward-looking statements include, without limitation: the ability to successfully and timely develop and finance new projects, the impact of competition on revenues, and changes in unit prices, supply and demand for Turbotec's tubing products especially in applications serving the commercial, industrial and residential construction industries.

When used words such as “believes”, “anticipates”, “expects”, “continue”, “may”, “plan”, “predict”, “should”, “will”, “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company, the PLC, and Turbotec undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s businesses.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.

Financial Statements and Supplementary Data.

Attached, following Item 15.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No change in the Company’s principal independent accountants occurred during the Company’s two most recent fiscal years or any subsequent interim period, nor did any disagreements occur with the Company’s accountants on any matter of accounting principles or practices or financial statement disclosure that would require a current report on Form 8-K.

Thermodynetics, Inc.

Annual Report on Form 10-K

Item 9.A(T).

Controls and Procedures.

NOTE: The Company owns 56% of Turbotec Products Plc (the “PLC”) and entered into an agreement that limits its influence with the PLC as described in Item 1(a) hereof. The PLC's wholly-owned subsidiary is Turbotec Products, Inc. (which together with the PLC, is referred to as "Turbotec"). In light of the ongoing litigation between the Company and Turbotec, described in Item 3 hereof, communications and cooperation between the Company and Turbotec has deteriorated. The Company does not have access to the records of Turbotec, nor the ability to examine, dictate, or modify the controls of Turbotec, nor does the Company have the ability, in practice, to evaluate disclosure controls and procedures or the internal control over financial reporting procedures of Turbotec. Accordingly, the Company does not have actual knowledge of the disclosure controls and procedures or the internal control over financial reporting procedures of Turbotec to the extent believed to be required under Section 404 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934. Therefore, the Company is unable to certify as to the disclosure controls and procedures and the internal control over financial reporting procedures of Turbotec. The Company undertakes to attempt to implement a resolution to this issue in time for the issuance of its annual report for fiscal year ending March 31, 2010. Therefore, with respect to the Company, but excluding Turbotec, the Company states as follows:

(a) Evaluation of Disclosure Controls and Procedures -

Subject to the limitations disclosed in the above Note to Item 9.A.(T), the Company’s principal executive and principal financial officers believe, based on their evaluation, that as of March 31, 2009 the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) were effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act.

The Company's conclusion as to effectiveness of its disclosure controls and procedures does not extend to the disclosure controls and procedures of Turbotec.

(b)

Management’s Annual Report on Internal Control Over Financial Reporting –

Subject to the limitations disclosed in the above Note to Item 9.A.(T), management is responsible for establishing and maintaining, for the Company, adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, an evaluation of the effectiveness of our control over financial reporting was conducted based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the evaluation under the framework, management has concluded that the Company’s internal control over financial reporting for Thermodynetics, Inc. was effective as of March 31, 2009.

The financial statements of the Company include the assets and liabilities of Turbotec, its revenues, operating results, and net income which have not been evaluated as to their internal controls.

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

(c) Changes in Internal Controls -

Subject to the limitations disclosed in the above Note to Item 9.A.(T), there were no changes made and no corrective actions taken during the fourth quarter of the most recent fiscal year with respect to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over its financial reporting.

Thermodynetics, Inc.

Annual Report on Form 10-K

However, management of the Company has not been able to evaluate the effectiveness of the controls that do or may exist at Turbotec nor is the Company knowledgeable about such controls.

Item 9.B.

Other Information.

Not applicable.

Thermodynetics, Inc.

Annual Report on Form 10-K

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

(a)

At June 9, 2009 the executive officers and directors of the Company were:

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

John F. Ferraro holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962). In 1979, Mr. Ferraro was elected Secretary and a Director of the Company. In 2006 as a part of the reorganization in connection with the London IPO and stock sale, Mr. Ferraro was elected Treasurer and Chief Financial Officer of the Company. Since 1981, Mr. Ferraro has been Chairman of the Board of the Company. Mr. Ferraro was appointed a Director of Initio, Inc. in 2003. See Item 13 “Certain Relationships”.

Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in Mathematics, Adelphi College (1961), and Master of Science in Electrical Engineering, University of Connecticut (1964). In 1979, Mr. Lerman was elected Treasurer and a Director, in 1980 President of the Company and was appointed Chief Executive Officer in 2002. Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York. In 1998 Mr. Lerman became a Director of Bio Minerals n.v. Mr. Lerman was appointed in June 2008 as Chairman and a director of Tower Acquisitions Limited. Mr. Lerman was appointed in February 2009 as president, CEO and a director of Tower Structures, Inc. Mr. Lerman also serves as a consultant to other companies, none of which are competitive with the Company. See Item 13 “Certain Relationships”.

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

Thermodynetics, Inc.

Annual Report on Form 10-K

(b)

At June 9, 2009 the officers and executive-directors of Turbotec Products, who are expected to make a significant contribution to the business of the Company, were:

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

(e)

Audit Committee and Audit Committee Financial Expert.

Audit Committee. The Audit Committee consists of John J. Hughes and Fred H. Samuelson, both of whom are independent members of the Board of Directors. The Audit Committee has the responsibility to ascertain that the Company's financial statements reflect fairly the financial condition and operating results of the Company and to appraise the accounting and operating controls. The Audit Committee is to (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system, (ii) review and appraise the audit efforts of the Company's independent accountants, (iii) review and confirm the Company’s financial statements contained in filings with the SEC, (iv) review and confirm matters relating to the examination of the Company by its independent auditors, (v) review the use and security of the Company’s liquid assets through the review of the Treasurer’s function, (vi) reassess its charter annually and recommend any proposed changes to the Board for approval, and (vii) recommend the appointment of independent accountants to the Board of Directors for its consideration and approval. The responsibilities of the Audit Committee are outlined in a written charter, which is included as Exhibit 99.a to this report.

During fiscal 2009 the Company did not have an “Audit Committee Financial Expert” serving on the Audit Committee because neither of the Audit Committee members qualified as such under the rules of the Commission. In 2005, the Audit Committee engaged Mr. David S. Federman as a financial expert advisor and he has served in that capacity since 2005. Mr. Federman is a certified public accountant, and is senior partner of the accounting firm: Federman, Lally & Remis. Mr. Federman has experience in financial and tax matters. Mr. Federman is independent and meets the requirements to qualify as an Audit Committee Financial Expert; Mr. Federman serves as an advisor and is not a member of the Audit Committee.

Thermodynetics, Inc.

Annual Report on Form 10-K

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

Item 11.

Executive Compensation.

(a)-(b)

Summary Compensation Table - The following table sets forth on an accrual basis for the most recently ended two fiscal years, the remuneration of each of the Company's and Turbotec Products’ officers whose remuneration exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Thermodynetics
Robert A. Lerman(1) President, CEO & Director	2009	276,553	0	0	0	0	0	6,087	282,640
	2008	267,289	100,000	0	0	0	0	18,047	285,336
John F. Ferraro (1) Chairman of the Board, Treasurer and CFO, Secretary & Director	2009	208,628	0	0	0	0	0	6,089	214,717
	2008	200,792	0	0	0	0	0	6,466	207,258
Turbotec
Sunil Raina (2) President & Director	2009	222,690	10,000	0	0	0	8,450	20,000	261,140
	2008	204,267	10,000	0	0	0	8,171	20,000	242,438
Robert I. Lieberman(3) Treasurer, CFO & Director	2009	187,356	3,000	0	0	0	7,197	20,000	217,553
	2008	179,555	3,000	0	0	0	7,182	20,000	209,737

Notes:

(1) See (1), and (5) in sub-item (c) Narrative Disclosure to Summary Compensation Table.

(2) See (2) in sub-item (c) Narrative Disclosure to Summary Compensation Table.

(3) See (3) in sub-item (c) Narrative Disclosure to Summary Compensation Table.

Thermodynetics, Inc.

Annual Report on Form 10-K

(c)

Narrative Disclosure to Summary Compensation Table.

(1)

Messrs. Lerman and Ferraro each entered into five-year employment contracts with the Company which were extended in 2009 through March 31st, 2014. However, the Compensation Committee had requested, and Messrs. Ferraro and Lerman have agreed, to defer a portion of their respective salaries, and in consideration of such cash deferrals such committee recommended that a stock bonus award of 150,000 and 300,000 shares to those two officers, respectively, be issued; the board has not yet awarded such stock bonuses. Each employment contract provides for a basic annual salary for Mr. Ferraro and for Mr. Lerman of $208,000 and $276,000 at April 1st, 2009 with an annual increase at April 1st of each year based on increases in the Consumer Price Index for all Urban Consumers for the New York, New Jersey, and Connecticut Region. Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $65,000 annual expense reimbursement of additional insurance of each employee's selection. In addition, each employment contract contains a provision providing that in the event of disability, the employee will receive disability payments equal to the annual salary of the employee for five years (with proportional reductions in the event of partial disability) and that the employee will receive $6,500 per year for tax planning services. The contract may be terminated by the employee on 120 days prior written notice. The contract may also be terminated by the Company in which event the employee will be paid termination compensation equal to each employee's then current salary for five years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of compensation as termination compensation which would otherwise be due. Further, the employee may opt to terminate the employment contract and shall be paid a lump-sum equal to 12 months' basic salary.

(2)

Mr. Raina was elected managing director of the PLC, and President and a director of Turbotec Products in 2006. Previously, Mr. Raina had been vice president and general manager of Turbotec Products since 1995. Mr. Raina entered into a one-year contract with Turbotec Products on April 1, 2006, which contract was renewed most recently effective April 1, 2009 for an additional one-year term. Compensation under such contract equals $230,000. All compensation information for Mr. Raina for fiscal years 2009 and 2008 reflect compensation received as an employee of Turbotec.

(3)

Mr. Lieberman was elected finance director of the PLC and a director of Turbotec Products in 2006. Previously, Mr. Lieberman had been Treasurer and Chief Financial Officer of the Company; he had held various financial management positions with the Company since 1986. He entered into a one-year employment contract with Turbotec on April 1, 2006, which contract was most recently renewed effective April 1, 2009 for an additional one-year term. Compensation under such contract equals $190,000. All compensation information for Mr. Lieberman for fiscal years 2009 and 2008 reflect compensation received as an employee of Turbotec Products.

(4)

Remuneration – (i) For the fiscal year ending March 31, 2010, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $500,000 to all officers as a group (two persons) of which Mr. Lerman will be paid approximately $300,000, and Mr. Ferraro will be paid approximately $200,000. (ii) For the fiscal year ending March 31, 2010, Turbotec anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $480,000 to all officers as a group (two persons) of which Mr. Raina will be paid approximately $260,000, Mr. Lieberman will be paid approximately $220,000.

Thermodynetics, Inc.

Annual Report on Form 10-K

(d)

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR_END
	Option Awards					Stock Awards
Name	Number of Securities Under-lying Un-exercised Options (#) Ex-ercisa-ble	Number of Securities Under-lying Unexer-cised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira-tion Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thermodynetics
Robert A. Lerman	0	0	0	0	0	0	0	0	0
John F. Ferraro	0	0	0	0	0	0	0	0	0
Turbotec
Sunil Raina (1)	0	0	0	0	0	0	0	0	0
Robert I. Lieberman(1)	0	0	0	0	0	0	0	0	0

Note (1): Does not include options granted or equity awards under any stock incentive plans of the PLC which plans issue securities of the PLC. The PLC issued 260,000 options to Mr. Raina, 140,000 options to Mr. Lieberman, and 320,000 options to its three non-executive directors in FY-2009, all at exercise prices ranging from 71 to 72 pence per share which is approximately $1.14 per share. The PLC did not issue any equity shares to Mr. Raina, Mr. Lieberman, or to its three non-executive directors in FY-2009.

2002 Incentive Stock Option Plan - On October 22nd, 2002, the Company's stockholders approved the adoption of the Company's 2002 Incentive Stock Option Plan (the "2002 ISO Plan") reserving 100,000 shares (on a post-split basis) of the Company's Common Stock for issuance pursuant to incentive stock options (“ISOs”) qualified under the U.S. Internal Revenue Code of 1986 which may be granted under the 2002 ISO Plan at exercise prices at least equal to 100% of the fair market value of the Common Stock on the date of the effective date of the grant of the option.

At March 31, 2009 and at June 9, 2009 no ISOs under the 2002 ISO Plan were outstanding. No options under the 2002 ISO Plan were granted or outstanding in fiscal year ended March 31, 2009. The 2002 ISO Plan will expire on July 31st, 2012.

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

Thermodynetics, Inc.

Annual Report on Form 10-K

No stock incentive awards were issued or outstanding under the 2002 NQ Plan in fiscal year ended March 31, 2009. The 2002 NQ Plan will expire on December 31, 2012.

(e)

Additional Narrative Disclosure – See Item 11(b) with respect to certain employment contracts, and retirement and termination benefits provided to the executive officers of the Company. See Item 11(g) with respect to the Company’s employee 401(k) retirement savings plan.

(f)

Directors’ Compensation – During the fiscal year ended March 31, 2009, compensation was paid to the Company’s nonexecutive and nonemployee directors were compensated as shown in the following table.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Comp- ensation ($)	Total ($)
Thermodynetics
John J. Hughes (1)	$3,500	0	0	0	0	0	$3,500
Fred H. Samuelson (1)	$3,500	0	0	0	0	0	$3,500

Note (1): No option awards or stock awards were held by Messrs Hughes or Samuelson at March 31, 2009.

Note (2): Each director receives an annual retainer of $5,000, $500 for each Board meeting attended and $500 for each committee meeting attended.

(g)

Employee Retirement Savings Plans - The Company made no contributions to the Thermodynetics, Inc. 401(k) Profit-Sharing Plan (the "TDYT 401(k) Plan") for the plan year ending December 31, 2008. Although the Company has reserved 25,000 shares for each of 2007 and 2008 of the Company’s common stock for its contribution; such shares have not been issued as of the date of this report. The aggregate valuation of such shares equals $13,000. The assets of the TDYT 401(k) Plan are held in trust for the exclusive benefit of the participants by the trustees of the Plan, Messrs. Hughes, Samuelson, and Lerman. The Company has not yet determined the amount of its contributions to the TDYT 401(k) Plan for the plan year ending December 31, 2009.

The Turbotec Products, Inc. 401(k) Retirement Savings Plan (the "TRBO 401(k) Plan") was created in fiscal 2006. The assets of the TRBO 401(k) Plan are held in trust in the TRBO plan for the TRBO employees for the exclusive benefit of such participants. It is administered by the trustees of the Plan, Messrs. Raina and Lieberman. During the plan year ending December 31, 2008 Turbotec Products changed to a matching cash contribution for the TRBO 401(k) Plan on a “safe harbor” basis under ERISA based on amounts contributed by employees. In 2009 Turbotec eliminated the “safe harbor” matching basis for contributions into the TRBO 401(k) Plan.

(h)

Other Plans and Employment Contracts - The Company does not have any other pension or similar plan. See Item 11(a) at footnotes (1) and (3) therein as to the Company's employment contracts with Messrs. Lerman and Ferraro, and employment contracts of Messrs. Raina and Lieberman with Turbotec Products, which provide for the terms of their compensation and disability and termination payment provisions.

Thermodynetics, Inc.

Annual Report on Form 10-K

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 9, 2009, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director, by each officer named in the Summary Compensation Table and by all officers and directors of the Company and Turbotec as a group. The shares underlying the ISOs held by one officer which are presently exercisable are deemed beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned
THERMODYNETICS (1) Directors and Officers

Robert A. Lerman	1,058,999 shs (2)	25.9%
John F. Ferraro	831,341 shs (3)	20.3%
John J. Hughes	18,500 shs	0.5%
Fred H. Samuelson	18,500 shs	0.5%

TURBOTEC PRODUCTS (4) Officers

Sunil Raina	10,315 shs (5)(7)	0.3%
Robert I. Lieberman	55,548 shs (6)(7)	1.4%

THERMODYNETICS & TURBOTEC Directors and Officers

All above listed officers and directors as a group (six persons)	1,993,203 shs	48.7%

Other 5% Shareholders
Turbotec Products, Inc. 401(k) Retirement Savings Plan	298,156 shs	7.3%

(1)

The address of all officers and directors of the Company is c/o Thermodynetics, Inc., 651 Day Hill Road, Windsor, CT 06095.

(2)

Includes 60,505 shares held for Mr. Lerman in trust under the TDYT 401(k) Plan; includes 48,905 shares held by the spouse of Mr. Lerman; excludes 85,793 shares held in trust by the trustees, including Mr. Lerman, of the TDYT 401(k) Plan for all of the participating employees. Mr. Lerman owns 66,500 shares which are subject to a Rule 10b5-1 sales plan.

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

Thermodynetics, Inc.

Annual Report on Form 10-K

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

(a)

Transactions with Management and Others and Certain Business Relationships - None of the officers and directors of the Company are currently engaged in businesses competitive to the business of the Company. Since the beginning of the Company’s last fiscal year, the Company has not been engaged in any material transaction(s) in which any officer, director, person or entity with which they were affiliated, or beneficial holders of more than 5% of its outstanding voting securities, had a direct or indirect interest and no such transactions currently proposed, except as presented below.

(i)

Tower Acquisitions. Tower Acquisitions Limited (“TAL”) was incorporated in England in June 2008 primarily to acquire, finance and operate other businesses. (i) Robert A. Lerman, the president, CEO and a director of the Company, in 2008 became Chairman and a director of TAL. The Company, Mr. Lerman, and one UK individual (Irving Goldstein) were the original three founders of TAL, owning one-third each of its outstanding equity; each of the founders currently own approximately 18% of the outstanding equity of TAL. The Company and each founder invested approximately $36,000 for its ownership stake in TAL; (ii) TAL acquired HenMar International from one of TAL’s founders, Irving Goldstein, and from Mark O’Callaghan, for a purchase price of £150,000 plus shares of stock of TAL resulting in the 3 founders and Mr. O’Callaghan each owning an equal amount of the outstanding shares. Henmar previously assisted the Company in its 2006 stock placing of its Turbotec subsidiary on the London AIM market; and previously received 31,579 shares of common stock of the Company as compensation. (iii) Kenneth B. Lerman, Esquire through his law firm provides legal services to the Company; he is the son of Robert A. Lerman. Attorney Lerman acquired for $15,000 less than a 1% stake in the equity of TAL.

(ii)

Tower Structures, Inc. Tower Structures, Inc. (“TSI”) is a modular building manufacturer and was incorporated in Connecticut in February 2009. On February 20, 2009, the Company committed to loan, as a line of credit subject to certain conditions, up to $300,000 to finance the start-up and early operations of TSI. The loan is secured by all of the assets of TSI, and by a total of 45% of the outstanding common shares of TSI which are pledged in favor of the Company by two principals of TSI. The Company was also issued common stock in TSI comprising 6% of its outstanding capital stock. TSI is in the process of preparing to raise capital through a public offering in England on the PLUS market.

TSI is seeking to raise capital. TSI agreed, upon its receipt of a minimum of $1,250,000 from a financing, that it will purchase a 25% interest in the landlord which owns the real property housing the TSI operations at 370 South Main Street, Plymouth, Connecticut at a purchase price of up to $200,000.

Robert A. Lerman, the president, CEO and a director of the Company, on February 20, 2009 became president, CEO and a director of TSI; he is being compensated by TSI at the rate of $5,000 per month. He was issued common stock in TSI comprising 5% of its outstanding capital stock as a performance incentive.

The Company’s 6% share holding and Mr. Lerman’s 5% share holding are protected against dilution until completion of the financing. In the event of a legal conflict between the Company and TSI, TSI has agreed that Mr. Lerman will resign as an officer and director of TSI, and Mr. Lerman will assist the Company in pursuing any legal remedies the Company may then have against TSI. The Company will be paid a loan fee of $60,000 by TSI upon a further financing of TSI. Mr. Lerman and one other individual, through a company owned and controlled by Mr. Lerman had been receiving a combined $5,000 per month expense reimbursement and consulting fee from TSI prior to the loan; such fee has not been paid since February, 2009 but continues to accrue and is to be paid upon a further financing.

In the event Tower Acquisitions Limited, a second company affiliated with Mr. Lerman, arranges financing for TSI, TSI is to pay Tower Acquisitions Limited a fee of 5% in cash and 5% in free trading stock of TSI, or a fee of 10% of the funds raised for TSI. Tower Acquisitions Limited and TSI are not otherwise affiliated.

Thermodynetics, Inc.

Annual Report on Form 10-K

The Company does not have any formal policies and procedures for review, approval or ratification of related party transactions. In the transaction reported above, the terms of the transaction with Mr. Lerman were on the same terms as with unrelated third parties who participated.

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

Item 14.

Principal Accountant Fees and Services.

Audit Fees –The aggregate fees billed for the professional audit services rendered by Mahoney Sabol & Co., LLP for the audit of the Company's annual financial statements for the years ended March 31, 2009 and 2008 equaled $70,000, and $92,000 respectively.

Audit-Related Fees –The aggregate fees billed for assurance and related services by Mahoney Sabol & Co., LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above for the fiscal years ended March 31, 2009 and 2008 equaled $21,700, and $19,500, respectively. The nature of such services were the quarterly reviews of the quarterly reports on Form 10-Q and an audit of the 401(K) Plan.

Tax Fees –The aggregate fees billed for tax compliance, tax advice and tax planning services by Mahoney Sabol & Co., LLP for the fiscal years ended March 31, 2009 and 2008 equaled $7,500, and $6,500, respectively.

All Other Fees – The aggregate fees billed for products and services provided by Mahoney Sabol & Co., LLP , other than as reported above, for the fiscal years ended March 31, 2009 and 2008 equaled $32,150, and $41,455, respectively. Such services consisted of accounting services in connection with a tax audit, and SEC comment letters.

Auditor Independence – The Audit Committee evaluated whether providing non-audit services by Mahoney Sabol & Co., LLP for the fiscal year ended March 31, 2009 is compatible with maintaining the principal accountant's independence, and concluded it is independent.

Pre-Approval Policy – The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. The non-audit services include audit-related services and tax services. The Audit Committee’s policy is to pre-approve all services and fees for up to one year, which approval includes the appropriate detail with regard to each particular service and its related fees. In addition, the Audit Committee can be convened on a case-by-case basis to approve any services not anticipated or services whose costs exceed the pre-approved amounts.

During the last two fiscal years ended March 31, 2009, 100% of all audit and permissible non-audit services were pre-approved by the Audit Committee.

Thermodynetics, Inc.

Annual Report on Form 10-K

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

(a)

Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - March 31, 2009 and March 31, 2008.

Consolidated Statements of Operations - For The Years Ended March 31, 2009 and 2008.

Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2009 and 2008.

Consolidated Statements of Cash Flows - For The Years Ended March 31, 2009 and 2008.

Notes to Consolidated Financial Statements

(b)

Exhibits

(3)(a)(i)

Certificate of Incorporation, as amended. (a)

(3)(a)(ii)

February 9th, 1987 Amendment to Certificate of Incorporation.(b)

(3)(a)(iii)

March 29th, 2005 Amendment to Certificate of Incorporation.(f)

(3)(b)

By-Laws. (c)

(4)(i)

Form of Common Stock certificate. (d)

(10.1)

Loan and Security Agreement dated February 20, 2009 between the Company and Tower Structures, Inc. (k)

(11)(i)

Calculations of Earnings Per Common Share. This information is presented in Note 13 to the Consolidated Financial Statements.

(14.1)

Code of Ethics. (j)

(21)

Subsidiaries.

(31.a)

CEO Certification

(31.b)

CFO Certification

(32.a)

CEO Certification

(32.b)

CFO Certification

(99.a)

Audit Committee Charter (g)

(99.b)

Compensation Committee Charter (h)

(99.c)

Nominating Committee/Corporate Governance Charter (i)

Thermodynetics, Inc.

Annual Report on Form 10-K

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

(i)

Exhibit 99.c to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed June 29th, 2006 (File No. 0-10707)

(j)

Exhibit 14.1 to Annual Report on Form 10-Ksb for fiscal year ended 2004 filed July 29th, 2005 (File No. 0-10707)

(k)

Exhibit 10.1 to Current Report on Form 8-K filed July 9th, 2009 (File No. 0-10707)

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

YEARS ENDED MARCH 31, 2009 AND 2008

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

AS OF MARCH 31, 2009 AND 2008 AND FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-23

Mahoney Sabol & Company, LLP

95 Glastonbury Boulevard

Glastonbury, Connecticut 06033

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of

Thermodynetics, Inc. and Subsidiaries

Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of Thermodynetics, Inc. and Subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants

Glastonbury, Connecticut

June 25, 2009

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash	$1,984,092	$1,061,647
Accounts receivable, net of allowance for doubtful accounts of $207,547 in 2008 and $93,547 in 2007	1,859,834	2,908,606
Marketable securities	50,767	259,332
Inventories	3,571,743	3,136,220
Prepaid expenses and other current assets	363,418	196,359
Total current assets	7,829,854	7,562,164

PROPERTY, PLANT AND EQUIPMENT, net	8,226,673	7,825,326

DEFERRED INCOME TAXES	980,000	980,000

OTHER ASSETS	183,573	266,615

	$17,220,100	$16,634,105

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,062,000	$100,000
Accounts payable	905,662	2,046,076
Accrued expenses and taxes	1,204,296	818,680
Current portion of long-term debt	306,366	290,044
Total current liabilities	3,478,324	3,254,800

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1,711,383	1,991,097
Long-term liabilities from discontinued operations	2,782,195	2,782,195
	4,493,578	4,773,292

DEFERRED TAXES	383,000	296,000

COMMITMENTS AND CONTINGENCIES (Note 23)	—	—

MINORITY INTEREST	3,914,836	3,152,001

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 25,000,000 shares	40,903	40,803
Additional paid-in capital	7,138,403	7,137,803
Accumulated other comprehensive income	24,554	36,690
Deficit	(2,253,497)	(2,057,284)
	4,950,362	5,158,012

	$17,220,100	$16,634,105

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008

NET SALES	$26,985,712	$28,020,878

COST OF SALES	19,052,789	20,212,772

Gross profit	7,932,923	7,808,106

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,691,137	5,637,045

Income from operations	1,241,786	2,171,061

OTHER INCOME (EXPENSE)
Other income, net	35,000	(8,509)
Interest expense	(164,310)	(162,831)
Gain of sale of investment in unaffiliated company	328,928	—
	199,618	(171,340)

Income before provision for income taxes and minority interest	1,441,404	1,999,721

PROVISION FOR INCOME TAXES	1,006,462	863,000

MINORITY INTEREST	(631,155)	(688,722)

Net Income	(196,213)	447,999

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(12,136)	35,090

Comprehensive income	$(208,349)	$483,089

EARNINGS PER COMMON SHARE	$(0.05)	$0.11

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	Common Stock		Additional Paid-in Capital	Income (Deficit)	Accumulated Other Comprehensive Income	Total
	Number of Shares	Amount

Balance, March 31, 2007	4,046,306	$40,463	$7,115,523	$(2,543,095)	$1,600	$4,614,491

Issuance of stock pursuant to retirement plans	25,000	250	18,500	—	—	18,750
Sale of common stock	9,000	90	3,780	—	—	3,870
Amortization of share based payments				37,812		37,812
Net income	—	—	—	447,999	35,090	483,089

Balance, March 31, 2008	4,080,306	$40,803	$7,137,803	$(2,057,284)	$36,690	$5,158,012

Issuance of common stock	10,000	100	600			700
Net income				(196,213)	(12,136)	(208,349)

Balance, March 31, 2009	4,090,306	$40,903	$7,138,403	$(2,253,497)	$24,554	$4,950,363

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(196,213)	$447,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	523,605	456,209
Net change in minority interest in subsidiary	762,835	(11,544)
Amortization of share based payment expense	—	37,812
Gain on sale of investments in unaffiliated companies	(328,928)	—
Increase (decrease) in deferred tax liability	87,000	(39,000)
Issuance of stock pursuant to profit sharing plan	—	18,750
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,048,772	(68,648)
Decrease (increase) in inventories	(435,523)	279,709
(Increase) decrease in prepaid expenses and other current assets	(167,059)	(45,479)
(Increase) Decrease in other assets	(31,671)	15,963
Increase (decrease) in accounts payable	(1,140,414)	(48,930)
Increase (decrease) in accrued expenses and taxes	385,616	(161,261)
Net cash provided by operating activities	508,020	881,580

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(885,197)	(646,197)
(Purchase) proceeds - marketable securities	196,429	(23,379)
Proceeds from sale of investment in unaffiliated companies	438,442	—
Net cash used in investing activities	(250,326)	(669,576)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	366,000
Proceeds from issuance of stock	700	3,870
Proceeds from short-term borrowings	962,000	100,000
Principal payments on debt and capital lease obligations	(297,949)	(279,465)
Net cash provided by financing activities	664,751	190,405

NET INCREASE IN CASH	922,445	402,409

CASH, beginning of year	1,061,647	659,238

CASH, end of year	$1,984,092	$1,061,647

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

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

Under a Relationship Agreement (RA), the Company and its Board of Directors (the “Board”) have undertaken, inter alia, not to exercise its voting rights, except with the consent of the nominated advisor and Plc (on the authority of its non-executive Directors) in favor of any resolution to give the board of the Plc authority under British law to allot shares in the Plc or to remove or reduce any pre-emption rights that Plc shareholders may have. The RA contains further provisions regarding an annual administration fee; restrictions on related party transactions; restrictions on appointments to the board of the Plc and mutual confidentiality and reporting undertakings. The RA also contains non-competition undertakings from both the Company and its Board and restricts the ability of the Company to dispose of its interest in the ordinary shares into the United States in a manner that would require registration of any such disposition under the US Securities Act. As part of the transaction, in accordance with the RA, the Company and the Plc established independent officers and directors and the two boards of directors act independently.

Nature of Operations:

Thermodynetics, Inc., through Turbotec, is a manufacturer of high performance, high quality heat exchangers, fabricated metal components and flexible connector products serving the heat transfer, transportation and plumbing industries. The Company markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, biomedical, appliance, water heating, aerospace and other industries. The Company also owns real estate.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Accounts Receivables:

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest, although finance charges may be applied to receivables that are past due. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their financial condition. Allowances for potential losses are maintained and realized losses have been within management’s expectations.

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

Machinery and equipment

5 - 20 years

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Income Taxes:

The Company files consolidated federal and combined state corporate income tax returns with all of its subsidiaries except the PLC and its wholly owned subsidiary Turbotec. Tax credits are recorded as a reduction of income taxes in the year realized. The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes." This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income Taxes (continued):

The Company also follows FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109), which clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Earnings Per Common Share:

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It replaced the presentation of primary EPS with a presentation of basic EPS.

Reclassification:

Certain amounts as of March 31, 2008 have been reclassified to conform with the March 31, 2009 presentation. The reclassifications have no material affect on the financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. The Company has determined that there is no material impact to the financial statements as a result of the adoption of this Statement.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) as of May 4, 2008. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. We did not elect the fair value option for any assets or liabilities that were not previously carried at fair value. Accordingly, the adoption of SFAS No. 159 had no impact on our Consolidated Financial Statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

New Pronouncements (continued):

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AIPCA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and ABP 28-1 is effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010. It is not believed that, based on the Company’s current corporate structure, FSP FAS 107-1 and ABP 28-1 will have an impact on the Company's financial position, results of operations or cash flows.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 4 – FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivables and other assets.

•

Cash – At various times during the fiscal year, the Company’s cash balances exceeded federally insured limits. The cash balance in excess of federally insured limits was $730,835 and $814,083 at March 31, 2009 and 2008, respectively.

•

Trade accounts receivable – The Company’s customers, who are primarily original equipment manufacturers, serve a wide variety of markets worldwide. The Company had three customers that represented 15%, 13% and 11% of accounts receivable at March 31, 2009 and four customers that represented 23%, 12%, 12% and 11% of accounts receivable at March 31, 2008. Additionally, the Company had two customers that represented 32% and 15% of sales in 2009 and four customers that represented 26%, 15%, 15% and 10% of sales in 2008.

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

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 5 – MARKETABLE SECURITIES:

The Company invests in certain marketable securities that are categorized as available for sale. The cost and market values of marketable securities as well as the unrealized gains and losses are as follows at March 31:

	2009	2008
Cost	$26,213	$222,642
Unrealized gains	24,554	36,690

Market value	$50,767	$259,332

NOTE 6 – INVENTORIES:

The major classes of inventories consist of the following as of March 31:

	2009	2008
Raw materials	$2,042,982	$2,043,588
Finished goods	1,535,790	1,060,915
Work-in-process	119,971	155,717
	3,698,743	3,260,220
Less reserves	127,000	124,000
	$3,571,743	$3,136,220

NOTE 7 – NET PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows at March 31:

	2009	2008
Machinery and equipment	$9,001,515	$8,152,194
Buildings	4,915,480	4,915,481
Furniture and equipment	1,328,733	1,273,982
Leasehold improvements	1,140,635	1,124,952
Land	204,484	204,484
	16,590,847	15,671,093
Less accumulated depreciation and amortization	8,364,174	7,845,767

	$8,226,673	$7,825,326

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 8 – CURRENT AND OTHER ASSETS:

Other assets consist of the following at March 31:

	2009	2008
Deferred financing costs	$51,990	$63,359
Investments in unaffiliated companies	35,863	109,515
Intangible assets, net of prior amortization of $410,630	93,741	93,741
Other	1,979	—
	$183,573	$266,615

Impairment tests on intangible assets with indefinite useful economic lives are undertaken annually on March 31. These intangible assets are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Where the carrying value of an asset exceeds its recoverable amount, the asset is written down accordingly.

Included in other current assets is a $100,000 note receivable from an entity in which the Company has some common management and small ownership. The note is due during fiscal year 2010. Additional loans have been made subsequent to year end.

NOTE 9 – LINES OF CREDIT:

Thermodynetics:

During December 2006, the Company entered into a line of credit (the “Line”) agreement with a bank. The agreement provides for a borrowing base of $1,100,000. Interest is charged at the bank’s prime rate (3.25% and 5.25% at March 31, 2009 and 2008). The Line is secured by certain real and personal property of the Company. At March 31, 2009 and 2008, the Company had available borrowings of $38,000 and $1,000,000, respectively. The line expires on July 31, 2009 and the Company is currently negotiating renewal terms.

Turbotec:

Turbotec has a revolving line of credit (LOC) with a bank originally dated October 31, 1994 and most recently amended in July 2005, which provides for a borrowing base equal to the sum of the following (as defined within the LOC agreement): 80% of unpaid qualified receivables, the lesser of $1,500,000 or 50% of the lower of cost or market value of eligible raw and work-in-process inventory, plus the lesser of $500,000 or 50% of the lower of cost or market value of eligible finished goods inventory less 100% of the aggregate amount of then undrawn on all letters of credit and acceptances issued by the bank to a maximum of $3,250,000. Interest is charged at the bank’s prime rate (3.25% and 5.25% at March 31, 2009 and 2008, respectively). The LOC is reviewed annually by the bank and contains various financial and non-financial covenants. At March 31, 2009 and 2008, there were no amounts outstanding under this facility.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

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

During the year ended March 31, 2007, the Company paid down the Day Hill Road mortgage loan with proceeds from the sale of stock (Note 2). The remaining balance was refinanced by obtaining a 10-year, $900,000 mortgage note payable from another bank. The mortgage note is secured by a first mortgage on the building. The note is payable in monthly principal installments of $3,750 plus accrued interest commencing January 21, 2007. Interest is accrued on the unpaid principal at the 30 day LIBOR market Index rate (6% at March 31, 2009 and 2008, respectively) plus 1.5%.

The Company has a term loan dated December 1, 2006, which is payable in 60 monthly installments of $1,628 including principal and interest at 6.39%. The note is secured by a vehicle. The Company also has a term loan dated May 6, 2008, which is payable in 36 monthly installments of $974 including principal and interest at 1%. The note is secured by a vehicle.

Turbotec has two equipment term notes outstanding at March 31, 2008. (i) $300,000 term note, payable in sixty equal monthly installments of $5,000 through March 31, 2010; at March 31, 2009 the principal balance due was $60,000 and (ii) a $383,587 term note, payable in equal monthly installments of $7,066 through March 31, 2012; at March 31, 2009 the principal balance due was $251,837.

In addition Turbotec has a note payable in 30 monthly installments of $2,838 through March 31, 2010.

In August 2004 the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,000,000 mortgage note payable. The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 14). The note is payable in eighty-four monthly installments of principal and interest of $8,932 and has a fixed interest rate of 6.9%.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 10 – NOTES PAYABLE AND LONG-TERM DEBT (Continued):

	2009	2008
Thermodynetics:
Mortgage loan	$798,750	$843,750
Mortgage note payable – multi-purpose building	799,860	848,904
Note payables – vehicles	73,245	63,738
	1,671,855	1,756,392
Turbotec:
Equipment loan and line of credit	311,837	456,635
Note payable – Citicapital	34,057	68,114
	345,894	524,749
	2,017,749	2,281,141
Less: current maturities	306,366	290,044
	$1,711,383	$1,991,097

Maturities of notes payable and long-term debt from continuing operations for each of the years succeeding March 31, 2009 are as follows:

Year Ending March 31,
2009	$306,366
2010	218,368
2011	829,265
2012	45,000
2013 and thereafter	618,750
$2,017,749

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

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 11 – LEASES (Continued):

During 2009, Turbotec Products, Inc. entered into a lease agreement for a facility in Hickory, NC. The lease calls for monthly $6,250 and has a two year term. Turbotec has two one-year lease term extensions options through September 2012.

NOTE 12 – STOCK OPTION PLAN:

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

The option price and the value awarded for bonuses shall not exceed 33.33% of the fair market value on the effective date of the option or bonus. The value awarded for stock appreciation rights shall be equal to the excess of fair market value on the day of exercise less the fair market value on the effective date of the award. Through March 31, 2009, no options, shares or SARs had been granted under these plans.

NOTE 13 – EARNINGS PER COMMON SHARE:

A reconciliation of the numerators and denominators of the basic and diluted Earnings per Common Share (EPS) computations for the years ended March 31:

	2009		2008
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Net income (loss)	$(196,213)		$447,999

Basic EPS
Income (loss) available to common stockholders	(196,213)	4,083,895	447,999	4,060,002
Effect of Dilutive Securities
Stock warrants	—	—	—	—
Diluted EPS
Income (loss) available to common stockholders including assumed conversions	$(196,213)	4,083,895	$447,999	4,060,002

NOTE 14 – RENTAL OF MULTI-PURPOSE BUILDING:

The Company leases a portion of its multi-purpose building to an unrelated tenant under an agreement which expires August 31, 2010. Rental income aggregated $86,000 and $66,125 for the years ended March 31, 2009 and 2008, respectively, and is included in net selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 15 – RESEARCH AND DEVELOPMENT COSTS:

Research and development costs charged to selling, general and administrative expenses amounted to $374,848 and $366,393 for the years ended March 31, 2009 and 2008, respectively.

NOTE 16 – ADVERTISING:

The Company expenses the production costs of advertising when the costs are incurred. Advertising expense charged to selling, general and administrative expenses totaled $88,809 and $82,105 for the years ended March 31, 2009, and 2008, respectively.

NOTE 17 – INCOME TAXES:

The provision (benefit) for income taxes consists of the following as of March 31:

	2009	2008

Current	$919,765	$895,000
Foreign	—	7,000
	919,765	902,000

Deferred	86,697	(39,000)

	$1,006,462	$863,000

The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company’s AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption. State taxes accrued were based on net income on a separate company basis.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 17 – INCOME TAXES (Continued):

The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for continuing operations fiscal years 2008 and 2007. The principal reasons for this difference are listed in the following table as March 31:

	2009	2008
Statutory federal and state income tax	39%	39%
Change in valuation allowance	30	8
Other	1	(4)

	70%	43%

The significant components of the deferred tax provision are as follows as of March 31:

	2009	2008
Net operating loss	$390,000	$(178,000)
Property and equipment, net	207,000	238,000
Other	(438,000)	(182,000)
Uniform capitalization	21,000	(56,000)
Valuation allowance	(423,000)	172,000
Reserves	156,000	(33,000)

	$(87,000)	$(39,000)

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 17 – INCOME TAXES (Continued):

The components of the net deferred tax asset as of March 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss	$2,180,000	$1,790,000
Uniform capitalization	81,000	60,000
Reserves	346,000	190,000
Valuation allowance	(1,200,000)	(777,000)
Other	240,000	678,000
Total deferred tax assets	1,647,000	1,941,000
Deferred tax liabilities:
Property and equipment, net	(1,050,000)	(1,257,000)

Net deferred tax asset	$597,000	$684,000

Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, inventory capitalization adjustments recorded for tax reporting purposes and differences between depreciation for financial reporting and tax reporting purposes. Net operating loss carryforwards of approximately $3,000,000 are available for federal and state income tax purposes. The carryforwards begin to expire in 2026 for federal income tax purposes and 2011 for state income tax purposes.

In July 2006, the FASB issued FIN 48. The Company adopted the provisions of FIN 48, effective April 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The cumulative effect of adopting FIN 48 did not have a material impact on the financial statements of the Company. At March 31, 2009, the Company had no material gross unrecognized tax benefits.

At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is deemed not to be material during the next twelve months mainly due to the expiration of certain statute of limitations. The federal statute of limitations remains open for this fiscal year. Tax years 2005 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 18 – 401(k) PLANS:

During the year ended March 31, 2008, the Company formed a deferred compensation/retirement plan covering employees of Thermodynetics. A contribution of $1,750 and $11,250 was accrued to the plan during the years ended March 31, 2009 and 2008, respectively, and will be paid through a contribution of shares of Thermodynetics common stock.

Turbotec has a defined contribution 401(k) plan which covers all participating employees who are over the age of 21 years and have at least four months of service. The Company may elect to make a matching contribution equal to a percentage of employee contributions, subject to IRS regulations. Contributions for the years ended March 31, 2009 and 2008 totaled $112,577 and $110,137, respectively.

NOTE 19 – EMPLOYMENT CONTRACTS:

The Company has extended its employment agreements with two employees and directors through March 2014. These agreements provide for annual base salaries of approximately $276,000 and $208,000, respectively, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage.

Turbotec has one-year employment agreements with two of its employees. These agreements provide for combined annual base salaries of $394,000 and $420,000 for the fiscal years ended March 31, 2009 and 2008, respectively. The employees may also earn a discretionary bonus based on criteria established by the Board of Directors.

In the event of termination, all four agreements provide for the continuation of compensation and benefits. However, the employees may not compete with the Company within the United States for a period of two years after termination and are subject to the terms and conditions of confidentiality agreements.

NOTE 20 – STOCK BONUSES:

During the year ended March 31, 2009, the Company issued a total of 10,000 shares to certain members of its Board of Directors.

NOTE 21 – CASH FLOW INFORMATION:

Cash paid for interest was $164,310 and $162,831 for the years ended March 31, 2009 and 2008, respectively.

Issuance of stock pursuant to the 401(k) plan was $ - and $18,750 for the years ended March 31, 2009 and 2008, respectively.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 22 – DISCONTINUED OPERATIONS:

In August 2005, the Company discontinued the operations of Vulcan.  From that date through March 31, 2007 the Company liquidated Vulcan’s remaining assets and settled all secured liabilities.

Assets and liabilities of Vulcan were reported as assets and liabilities of discontinued operations at March 31, 2009 and 2008, and were as follows:

	2009	2008
Current liabilities of discontinued operations:
Accounts payable	$—	$12,000
Long-term liabilities of discontinued operations:
Long-term payables	2,782,195	2,782,195

Total liabilities of discontinued operations	$2,782,195	$2,794,195

There were no discontinued operations during the years ended March 31, 2009 and 2008.

NOTE 23 – COMMITMENTS AND CONTINGENCIES: NEEDS TO BE UPDATED

The following are the known or threatened legal proceedings:

(a)

The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006. The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics, as follows: August 24, 2007 in the amount of 5.8 cents per share, December 12, 2007 in the amount of 2.3 cents per share and March 28, 2008 in the amount of 4.4 cents per share. Thermodynetics owns 7,212,407 ordinary shares of the PLC; the unpaid dividends equal $884,162. Thermodynetics’s solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the legal positions taken by Thermodynetics are the correct ones and that Thermodynetics is likely to prevail at trial, and therefore, Thermodynetics does not view the risk of loss to be probable or material. The trial is scheduled to be held in London in December.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

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

On January 29, 2009, Turbotec Products was granted permission by the court to file an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.) claiming that it was induced to enter into the two commercial leases based on alleged false statements by an officer of Thermodynetics concerning the market rent for the leased properties. Thermodynetics is in the process of conducting discovery on the new claims as well as continuing discovery on the initial claims. Thermodynetics denies the allegations, is vigorously defending the case which is still in its intermediate stages, and filed counterclaims against Turbotec Products for sums due under the two leases, and has claimed the case for a jury trial. It is also seeking to transfer the case back to the regular docket given the nature of the new claims. Thermodynetics does not view the risk of loss in the case as probable or material.

(c)

There are a number of threatened and pending actions against Vulcan, and a number of material judgments obtained against Vulcan. Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009 AND 2008

Thermodynetics, Inc.

Annual Report on Form 10-K

Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)

THERMODYNETICS, INC.

By:	/s/ Robert A. Lerman
Robert A. Lerman, President,
Chief Executive Officer,
and Director

Date: June

24

, 2009

(Registrant)

THERMODYNETICS, INC.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert A. Lerman	By:	/s/ John F. Ferraro
	Robert A. Lerman, President, Chief Executive Officer, and Director		John F. Ferraro, Chairman of the Board, Treasurer, Chief Financial Officer, Secretary and Director

Date: June 24 , 2009		Date: June 24 , 2009

By:	/s/ John J. Hughes	By:	/s/ Fred H. Samuelson
	John J. Hughes, Director		Fred H. Samuelson, Director

Date: June 24 , 2009		Date: June 24 , 2009