Form 10-Q
period 2009-06-30
THERMODYNETICS INC
filed 2009-08-19
CIK 351902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2009
Common stock $.01 Par Value	4,090,306 Shares

INDEX

Page

PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

1

Consolidated Balance Sheets
June 30, 2009 and March 31, 2009

1

Consolidated Statements Of Income
Three Months Ended June 30,2009 and 2008

2

Consolidated Statements Of Cash Flows
Three Months Ended June 30, 2008 and 2009

3

Notes To Consolidated Financial Statements

4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

7

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

8

Item 4T.      Controls and Procedures.

8

PART II OTHER INFORMATION

Item 1.        Legal Proceedings.

9

Item 1A.     Risk Factors.

9

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

9

Item 3.        Defaults Upon Senior Securities.

9

Item 4.        Submission of Matters to a Vote of Security Holders.

10

Item 5.        Other Information.

10

Item 6.        Exhibits.

10

Signatures

11

PART I:   FINANCIAL INFORMATION

Item 1.

Financial Statements

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in 000’s)

	June 30, 2009	March 31, 2009
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$2,506	$1,984
Accounts Receivable, Net	1,447	1,860
Inventories	3,422	3,572
Prepaid Expenses and Other Current Assets	494	363
Marketable Securities	51	51
Total Current Assets	7,920	7,830

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment - At Cost	16,731	16,591
Less: Accumulated Depreciation	8,495	8,364
Property, Plant, and Equipment – Net	8,236	8,227

OTHER ASSETS
Intangible Assets - Net of Amortization	94	94
Investment in Unaffiliated Companies	36	36
Deferred Income Taxes	980	980
Deposits and Other	51	53
Total Other Assets	1,161	1,163
TOTAL ASSETS	$17,317	$17,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of Credit	$1,012	$1,062
Accounts Payable	1,171	906
Accrued Taxes and Expenses	1,120	1,204
Current Portion of Long-Term Debt	254	306
Total Current Liabilities	3,557	3,478

DEFERRED INCOME TAXES	351	383
LONG-TERM DEBT	1,689	1,712
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	2,782	2,782

STOCKHOLDERS’ EQUITY
Thermodynetics, Inc. Stockholders Equity:
Common Stock, Par Value $.01/Share, Authorized 25,000,000 shares, issued 4,090,306 shares at 6/30/09 and 3/31/09	41	41
Additional Paid-in Capital	7,138	7,138
Retained Earnings (Deficit)	(2,323)	(2,254)
Accumulated Other Comprehensive Income	25	25
Total Thermodynetics, Inc. Stockholders’ Equity	4,881	4,950
Noncontrolling Interest	4,057	3,915
Total Equity	8,938	8,865
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,317	$17,220

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30,

(UNAUDITED)

IN (000’s) EXCEPT PER SHARE DATA

	2009	2008
Net Sales	$4,927	$7,399

Cost of Goods Sold	3,352	5,235

Gross Profit	1,575	2,164

Selling, General & Administrative Expenses	1,305	1,594

Income From Operations	270	570

Other Income (Expense)
Interest Expense, Net	(41)	(36)
Other – Net	(2)	(7)

Total Other Income (Expense)	(43)	(43)

Income Before Income Taxes and Noncontrolling Interest	227	527

Provision for Income Taxes	177	228
Net Income	50	299
Less: Net Income atrributable to the Noncontrolling Interest	(121)	(154)

Net Income (Loss) Attributable to Thermodynetics, Inc.	(71)	145

Net Income	$50	$299
Other Comprehensive Income, net of tax:
Unrealized holding gains arising during the period	––	6
Comprehensive Income Attributable to Thermodynetics, Inc.	50	305
Earnings per Share-
Earnings per Share From Continuing Operations	(.02)	.04
Total Earnings per Share	(.02)	.04

Weighted Average Shares Outstanding- Basic	$4,090,306	$4,080,306
Weighted Average Shares Outstanding- Diluted	$4,090,306	$4,080,306

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30,

(UNAUDITED)

IN (000’s) EXCEPT PER SHARE DATA

	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(71)	$145
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	133	121
Minority interest in earnings of subsidiary	142	178
Unrealized gain (loss) on marketable securities	––	(6)
Deferred tax provision (benefit)	(32)	(74)
Changes in operating assets and liabilities:
Increase in accounts payable	266	195
Increase in prepaid expenses and other assets	(131)	(83)
Decrease in accounts receivable	413	352
Decrease (increase) in inventories	150	(680)
Decrease in accrued taxes and expenses	(83)	(380)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	787	(232)

INVESTING ACTIVITIES;
Purchases of property, plant and equipment	(139)	(146)
(Purchase) sale of marketable securities	––	193
Investment in unaffiliated company	––	(20)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(139)	27

FINANCING ACTIVITIES
Net proceeds (payments) on revolving debt	(50)	45
Principal payments on long-term debt	(76)	(74)

NET CASH USED IN FINANCING ACTIVITIES	(126)	(29)

INCREASE (DECREASE) IN CASH	522	(234)
CASH AT BEGINNING OF PERIOD	1,984	1,062
CASH AT END OF PERIOD	$2,506	$828

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 2008 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3: EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, “Earnings per Share" (SFAS 128). Earnings per share for the three months ended June 30, 2009 and the year ended March 31, 2009 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

	Three Months Ended June 30
	2009	2008
Weighted Average Shares Outstanding- Basic	4,090,306	4,080,306
Weighted Average Shares Outstanding- Diluted	4,090,306	4,080,306

NOTE 4: INVENTORIES:

Inventories consist of the following at (in 000’s):

	June 30, 2009	March 31, 2009
Raw materials	$2,051	$2,043
Finished goods	1,367	1,536
Work in process	131	120
	3,549	3,699
Less: Reserves	127	127
	$3,422	$3,572

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

	3 Months Ended June 30, (in 000’s)
	2009	2008
Cash payments for interest	$40	$36

During the three months ended June 30, 2008, long – term debt of approximately $35,000 was incurred to acquire a vehicle.

NOTE 6: INVESTMENT/LOAN

The Company has agreed to advance up to $300,000 to Tower Structures, Inc., (TS) a manufacturer of commercial buildings during its start up phase. As of June 30, 2009, $250,000 had been advanced under loans which bear interest at 10%, payable monthly, and are repayable upon the financing of TS or over a one year period ending August 31, 2010.  TS, as a consideration of the loan described above, issued shares to the Company in TS representing a small percentage of TS and also the Thermodynetics’ CEO is also serving as TS’s CEO.

NOTE 7: FINANCIAL ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and has been adopted by the Company as of April 1, 2009 in these financial statements.

NOTE 8: LEGAL PROCEEDINGS

(a)

The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc (PLC) regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006. The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics, as follows: August 24, 2007 in the amount of 5.8 cents per share, December 12, 2007 in the amount of 2.3 cents per share and March 28, 2008 in the amount of 4.4 cents per share. Thermodynetics owns 7,212,407 ordinary shares of the PLC; the unpaid dividends equal $884,162. Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the legal positions taken by Thermodynetics are the correct ones and that Thermodynetics is likely to prevail at trial, and therefore Thermodynetics does not view risk of loss to be probable or material. The trial is scheduled to be held in London in December.

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

Thermodynetics denies the allegations, is vigorously defending the case which is still in its intermediate stages, and filed counterclaims against Turbotec Products for sums due under the two leases, and has claimed the case for a jury trial. The Company's motion to transfer the case back to the regular docket given the nature of the new claims was granted. Thermodynetics does not view the risk of loss in the case as probable or material.

(c)

There are a number of threatened and pending actions against Vulcan, and a number of material judgments obtained against Vulcan. Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The effects of the softening economy reduced revenues at our Turbotec Products, Inc. (Turbotec) subsidiary during the fourth quarter of our March 2009 fiscal year and carried over to the first quarter of the new fiscal year. Shipments in the January to March 2009 period were $4.7 million and for the April to June 2009 quarter were $4.9 million. This compares to $7.4 million for April to June 2008.

It is anticipated that revenues will remain depressed through the fiscal year ending March 2010, although should the economy strengthen, improvement could be seen in the January – March 2010 period as that is typically a strong quarter due to the need for Turbotec’s customers to begin to rebuild inventories for the spring and summer periods.

Gross profit for the latest quarter increased to 29.6% at Turbotec as contrasted with 27.8% for all of fiscal 2009. The new Turbotec facility in North Carolina has been coming on stream and Turbotec's management believes it will assist in supporting their southern US customer base.

Sales, general and administrative costs were approximately $900,000 at Turbotec for the latest quarterly period as contrasted with $1.3 million in the December quarter; on a consolidated basis, those figures compare with $1.3 million and $1.8 million.  On a consolidated basis, in the first quarter of fiscal ‘09 (June), these costs were $1.3 million and for the same period in ‘08 were $1.6 million.

The Company’s net loss was $71,000 in the latest quarter vs. a gain of $151,000 a year ago.

Liquidity and Capital Resources.

By reducing cash disbursements for manufacturing and administrative costs, Turbotec was able to generate cash and remained profitable. The parent company also reduced its cash disbursements during the latest period. The UK based lawsuit between the two companies has not been resolved.

The Relationship Agreement that was entered into as a result of the IPO for Turbotec in 2006 contained various restrictive provisions. As a result, the two organizations are operated independently of one another and their assets and liabilities are not allowed to be comingled or used to satisfy the obligations of the other.

The Company’s bank has proposed terms for an extension of the due date for its $1.1 million line of credit. The Company is currently in discussions with its bank and believes that an agreement will be reached in the near future to extend the line of credit due date. The other debt obligations of Thermodynetics consist of mortgages $1.5 million and other notes payable of $98,000. Turbotec’s obligations consist of long term obligations of $301,000.

The cash and other current assets of Thermodynetics aggregating $777,000 (exclusive of intercompany amounts) are anticipated to be available to pay the Company’s obligations. Of that amount some $108,000 is cash that is reserved in a sinking fund that, if not spent to make repairs, may be returnable to Turbotec.

As of June 30, the Company had advanced $250,000 to Tower Structures, Inc. (TSI) which has received orders for commercial modular buildings and is currently manufacturing the modular building components for shipment in the next few months.  TSI, as a consideration of the loan described above, issued shares to the Company in TSI representing a small percentage of TSI and also the Thermodynetics’ CEO is also serving as TSI’s CEO.

The litigation between the Company and its subsidiary is ongoing and we expect that we will prevail. The trial is scheduled to be held in London in December.

At June 30, 2009 consolidated working capital was $4.4 million.

In the three months ended June 30. 2009, cash of $787,000 was provided by operations which was the result of 1) an increase in accounts payable of $266,000, 2) a decrease of $150,000 in inventory in and 3) a decrease in accounts receivable.

Cash was used by Turbotec in investing activities during the three month period of 2009 to purchase property, plant and equipment. Cash was provided by investing activities in the same period was due to sales by Thermodynetics of marketable securities.

Cash used in financing activities were the result of payments of long-term debt and the line of credit.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 4T.

Controls and Procedures.

NOTE: The Company owns 56% of Turbotec Products Plc (the “PLC”) and entered into an agreement that limits its influence with the PLC as described in Item 1(a) hereof. The PLC's wholly-owned subsidiary is Turbotec Products, Inc. (which together with the PLC, is referred to as "Turbotec"). The Company’s conclusion regarding the effectiveness of its internal control over financial reporting does not extend to the internal disclosure controls and procedures and internal control over financial reporting procedures of Turbotec. Therefore, with respect to the Company, but excluding Turbotec, the Company states as follows:

(a) Evaluation of Disclosure Controls and Procedures -

Subject to the limitations disclosed in the above Note and in Item 4.T, the Company’s principal executive and principal financial officers have concluded, based on their evaluation, that as of March 31, 2009 the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the reported period, were effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act.

The Company's consolidated financial statements include the accounts of its subsidiary, Turbotec. Management has been unable to evaluate the effectiveness of internal control at Turbotec as the Company does not have the ability to dictate or modify the controls of Turbotec, and did not, in practice, evaluate those controls.

The Company's conclusion as to effectiveness of its disclosure controls and procedures does not extend to the disclosure controls and procedures and internal control over financial reporting procedures of Turbotec.

(b) Changes in Internal Controls -

Subject to the limitations disclosed in the above Note and in Item 4.T, there were no changes made and no corrective actions taken during the quarter ended for this report with respect to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over its financial reporting.

However, management of the Company has not been able to evaluate the effectiveness of the internal control over financial reporting procedures that do or may exist at Turbotec nor is the Company knowledgeable about such controls.

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

On January 29, 2009, Turbotec Products was granted permission by the court to file an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.) claiming that it was induced to enter into the two commercial leases based on alleged false statements by an officer of Thermodynetics concerning the market rent for the leased properties. Thermodynetics is in the process of conducting discovery on the new claims as well as continuing discovery on the initial claims. Thermodynetics denies the allegations, is vigorously defending the case which is still in its intermediate stages, and filed counterclaims against Turbotec Products for sums due under the two leases, and has claimed the case for a jury trial. The Company's motion to transfer the case back to the regular docket given the nature of the new claims was granted. Thermodynetics does not view the risk of loss in the case as probable or material.

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

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the securities holders of the Company during the three-month period covered by this Form 10-Q report.

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

THERMODYNETICS, INC.

Date: August 18, 2009	By:	/s/ ROBERT A. LERMAN
Robert A. Lerman
President and Chief Executive Officer

Date: August 18, 2009	By:	/s/ JOHN F. FERRARO
John F. Ferraro
Treasurer and Chief Financial Officer

11