Form 10-Q
period 2009-09-30
THERMODYNETICS INC
filed 2009-11-13
CIK 351902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common stock $.01 Par Value	4,600,306 Shares

INDEX

Page

PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

Consolidated Balance Sheets
September  30, 2009 and March 31, 2009

1

Consolidated Statements Of Income
Three Months Ended September 30, 2009 and 2008

2

Consolidated Statements Of Income
Six Months Ended September 30, 2009 and 2008

3

Consolidated Statements Of Cash Flows
Six Months Ended September 30, 2008 and 2009

4

Notes To Consolidated Financial Statements

5

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

8

Item 3.        Quantitative and Qualitative Disclosures About Market Risks.

9

Item 4T.      Controls and Procedures.

9

PART II OTHER INFORMATION

Item 1.        Legal Proceedings.

10

Item 1A.     Risk Factors.

10

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

10

Item 3.        Defaults Upon Senior Securities.

11

Item 4.        Submission of Matters to a Vote of Security Holders.

11

Item 5.        Other Information.

11

Item 6.        Exhibits.

11

Signatures

12

PART I:   FINANCIAL INFORMATION

Item 1.

Financial Statements

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in 000’s)

	September 30, 2009	March 31, 2009
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$2,408	$1,984
Accounts Receivable, Net	1,408	1,860
Inventories	3,725	3,572
Prepaid Expenses and Other Current Assets	531	363
Marketable Securities	36	51
Total Current Assets	8,108	7,830

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment - At Cost	16,907	16,591
Less: Accumulated Depreciation	8,612	8,364
Property, Plant, and Equipment – Net	8,295	8,227

OTHER ASSETS
Intangible Assets - Net of Amortization	94	94
Investment in Unaffiliated Companies	36	36
Deferred Income Taxes	980	980
Deposits and Other	48	53
Total Other Assets	1,158	1,163
TOTAL ASSETS	$17,561	$17,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of Credit	$1,087	$1,062
Accounts Payable	1,364	906
Accrued Taxes and Expenses	1,077	1,204
Current Portion of Long-Term Debt	270	306
Total Current Liabilities	3,798	3,478

DEFERRED INCOME TAXES	333	383
LONG-TERM DEBT	1,602	1,712
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	2,782	2,782

STOCKHOLDERS’ EQUITY
Thermodynetics, Inc. Stockholders Equity:
Common Stock, Par Value $.01/Share, Authorized 25,000,000 shares, issued 4,600,306 and 4,090,306 shares at 9/30/09 and 3/31/09	46	41
Additional Paid-in Capital	7,262	7,138
Retained Earnings (Deficit)	(2,450)	(2,254)
Accumulated Other Comprehensive Income	7	25
Total Thermodynetics, Inc. Stockholders’ Equity	4,865	4,950
Noncontrolling Interest	4,181	3,915
Total Equity	9,046	8,865
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,561	$17,220

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

IN (000’s) EXCEPT PER SHARE DATA

	2009	2008
Net Sales	$4,807	$7,529

Cost of Goods Sold	3,318	5,180

Gross Profit	1,489	2,349

Selling, General & Administrative Expenses	1,409	1,854

Income From Operations	80	495

Other Income (Expense)
Interest Expense, Net	(41)	(46)
Other – Net	82	(4)

Total Other Income (Expense)	41	(50)

Income Before Income Taxes and Minority Interest	121	445

Provision for Income Taxes	144	237
Net Income (Loss)	(23)	208
Less: Net Income attributable to the Noncontrolling Interest	(102)	(150)

Net Income (Loss) Attributable to Thermodynetics, Inc.	(125)	58

Other Comprehensive Income, net of tax:
Unrealized holding gains (losses) arising during the period	(18)	(20)
Comprehensive Income Attributable to Thermodynetics, Inc.	(143)	38

Earnings per Share	(.03)	.01

Weighted Average Shares Outstanding- Basic	4,373,023	4,080,306
Weighted Average Shares Outstanding- Diluted	4,373,023	4,080,306

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

IN (000’s) EXCEPT PER SHARE DATA

	2009	2008
Net Sales	$9,734	$14,929

Cost of Goods Sold	6,670	10,416

Gross Profit	3,064	4,513

Selling, General & Administrative Expenses	2,714	3,448

Income From Operations	350	1,065

Other Income (Expense)
Interest Expense, Net	(82)	(82)
Other – Net	80	(11)

Total Other Income (Expense)	(2)	(93)

Income Before Income Taxes and Minority Interest	348	972

Provision for Income Taxes	321	466
Net Income	27	506
Less: Net Income attributable to the Noncontrolling Interest	(223)	(304)

Net Income (Loss) Attributable to Thermodynetics, Inc.	(196)	202

Other Comprehensive Income, net of tax:
Unrealized holding gains (losses) arising during the period	(18)	(14)
Comprehensive Income Attributable to Thermodynetics, Inc.	(214)	188

Earnings per Share	(.05)	.05

Weighted Average Shares Outstanding- Basic	4,373,023	4,080,306
Weighted Average Shares Outstanding- Diluted	4,373,023	4,080,306

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

IN (000’s) EXCEPT PER SHARE DATA

	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(196)	$202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	248	241
Minority interest in earnings of subsidiary	266	327
Issuance of stock	129	—
Deferred tax provision (benefit)	(50)	(107)
Changes in operating assets and liabilities:
Increase in accounts payable	458	338
Increase in prepaid expenses and other assets	(163)	(118)
Decrease in accounts receivable	452	592
Decrease (increase) in inventories	(153)	(899)
Decrease in accrued taxes and expenses	(127)	(163)

NET CASH PROVIDED BY OPERATING ACTIVITIES	864	413

INVESTING ACTIVITIES;
Purchases of property, plant and equipment	(316)	(423)
(Purchase) sale of marketable securities	(3)	207
Investment in unaffiliated company	––	(31)

NET CASH USED IN INVESTING ACTIVITIES	(319)	(247)

FINANCING ACTIVITIES
Net proceeds (payments) on revolving debt	25	150
Principal payments on long-term debt	(146)	(79)

NET CASH USED IN FINANCING ACTIVITIES	(121)	71

INCREASE IN CASH	424	237
CASH AT BEGINNING OF PERIOD	1,984	1,062
CASH AT END OF PERIOD	$2,408	$1,299

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended September 30, 2008 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3: EARNINGS PER SHARE

The Company has adopted Statement of Accounting Standards No. 128, “Earnings per Share" (SFAS 128). Earnings per share for the three and six months ended September 30, 2009 and the year ended March 31, 2009 have been computed in accordance with this pronouncement, based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

	Three Months Ended September 30
	2009	2008
Weighted Average Shares Outstanding- Basic	4,373,023	4,080,306
Weighted Average Shares Outstanding- Diluted	4,373,023	4,080,306

	Six Months Ended September 30
	2009	2008
Weighted Average Shares Outstanding- Basic	4,373,023	4,080,306
Weighted Average Shares Outstanding- Diluted	4,373,023	4,080,306

NOTE 4: INVENTORIES:

Inventories consist of the following at (in 000’s):

	September 30, 2009	March 31, 2009
Raw materials	$2,402	$2,043
Finished goods	1,373	1,536
Work in process	96	120
	3,871	3,699
Less: Reserves	146	127
	$3,725	$3,572

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

	Six Months Ended September 30, (in 000’s)
	2009	2008
Cash payments for interest	$82	$82

During the six months ended September 30, 2008, long – term debt of approximately $35,000 was incurred to acquire a vehicle.

NOTE 6: INVESTMENT/LOAN

As of September 30, 2009, $300,000 had been advanced to Tower Structures, Inc., (TS) a manufacturer of commercial buildings under loans which bear interest at 12%, payable monthly, and are repayable upon the financing of TS or on August 31, 2010, whichever comes first.  TS, as a consideration of the loan described above, issued shares to the Company in TS representing a small percentage of TS; the Thermodynetics’ CEO is also serving as TS’s CEO, and had been granted in 2009 an incentive stock award representing a smaller interest in TS.

During the second quarter ended September 30, 2009, the Company recognized commitment fee income of $60,000 from TS.  This amount is a receivable and is included in other current assets in these financial statements.

NOTE 7: FINANCIAL ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and has been adopted in these financial statements.

NOTE 8: LEGAL PROCEEDINGS

(a)

The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006. The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics, as follows: August 24, 2007 in the amount of 5.8 cents per share, December 12, 2007 in the amount of 2.3 cents per share and March 28, 2008 in the amount of 4.4 cents per share. Thermodynetics owns 7,212,407 ordinary shares of the PLC; the unpaid dividends equal $884,162. Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the legal positions taken by Thermodynetics are the correct ones and that Thermodynetics is likely to prevail at trial, and therefore Thermodynetics does not view risk of loss to be probable or material. The trial is scheduled to be held in London in December 2009.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The economic conditions worldwide and in the United States in particular have had a domino effect on business conditions.  This has carried over to the Company in that for the last several quarters, revenues of our Turbotec subsidiary have remained at depressed levels below $5 million per quarter.

The efforts at Turbotec to control operating costs have resulted in their reporting of earnings which results are incorporated within the consolidated financial statements that are part of this report.  While revenues have stabilized at current levels, efforts to control costs have continued and the move to their new facility in North Carolina is now on stream.

Business efforts for water source heat pumps is helping the Company achieve its current level of revenues, while swimming pool heat pumps and marine applications are at much lower than normal levels.

The expectations are for these levels will continue for the foreseeable future.  The trial in the UK litigation expected to have been heard and argued before the next report.  The Company expects that it will prevail in the UK case.  The real estate lease case is proceeding and will be heard in due course.

Liquidity and Capital Resources.

The Relationship Agreement that was entered into as a result of the IPO for Turbotec in 2006 contained various restrictive provisions.  As a result, the two organizations are operated independently of one another and their assets and liabilities are not allowed to be co-mingled or used to satisfy the obligations of the other.  A dispute between the two organizations has not been able to be resolved; the two companies are scheduled to have the UK courts hear the issues in December 2009 at a trial and we expect that we will prevail.

The Company’s bank has proposed terms for an extension of the due date (July 31, 2009) for its $1.1 million line of credit and this is a continuing discussion.  The other debt obligations of Thermodynetics consist of mortgages $1.5 million and other notes payable of $56,000.  Turbotec’s obligations consist of long term obligations of $266,000.

The cash and other current assets of Thermodynetics aggregating $856,000 (exclusive of intercompany amounts) are anticipated to be available to pay the Company’s obligations.  Of that amount, some $118,000 is cash that is reserved in a sinking fund that, if not spent to make repairs, may be returnable to Turbotec.

As of September 30, the Company had advanced $300,000 to Tower Structures, Inc. (TSI) which has received orders for commercial modular buildings and is currently manufacturing and shipping the modular building components as they are completed.  TSI, as a consideration of the loan described above, issued shares in TSI representing a small percentage of the company and also shares certain management personnel with Thermodynetics, and had been granted in 2009 an incentive stock award representing a smaller interest in TS.

During the second quarter ended September 30, 2009, the Company recognized commitment fee income of $60,000 from TS.  This amount is a receivable and is included in other current assets in these financial statements.

At September 30, 2009 consolidated working capital was $4.3 million.

In the six months ended September 30. 2009, cash of $864,000 was provided by operations which was primarily the result of 1) an increase in accounts payable of $458,000 and 2) a decrease in accounts receivable of $452,000.

Cash of $316,000 was used by Turbotec in investing activities during the six month periods of 2009 to purchase property, plant and equipment.  Cash was provided by investing activities in the same period was due to sales by Thermodynetics of marketable securities.

Cash of $121,000 used in financing activities was the result of payments of long-term debt and the line of credit.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 4T.

Controls and Procedures.

NOTE: The Company owns 56% of Turbotec Products Plc (the “PLC”) and entered into an agreement that limits its influence with the PLC as described in Item 1(a) hereof. The PLC's wholly-owned subsidiary is Turbotec Products, Inc. (which together with the PLC, is referred to as "Turbotec"). The Company’s conclusion regarding the effectiveness of its internal control over financial reporting does not extend to the internal disclosure controls and procedures and internal control over financial reporting procedures of Turbotec.  The Company has not evaluated the internal controls of Turbotec.  The Company does not have the ability to examine, dictate, or modify the controls of Turbotec, nor does the Company have the ability, in practice, to evaluate the disclosure controls and procedures or the internal control over financial reporting procedures of Turbotec.  Accordingly, the Company does not have actual knowledge of the disclosure controls and procedures or the internal control over financial reporting procedures of Turbotec to the extent believed to be required under Section 404 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934.  Therefore, the Company is unable to certify as to the disclosure controls and procedures and the internal control over financial reporting procedures of Turbotec.  Therefore the Company states as follows:

(a)

Evaluation of Disclosure Controls and Procedures -

The Company’s principal executive and principal financial officers have concluded, based on their evaluation, that as of March 31, 2009 the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the reported period, were not effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act.

(b)

Changes in Internal Controls -

There were no changes made and no corrective actions taken during the quarter ended for this report with respect to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over its financial reporting.

However, management of the Company has not been able to evaluate the effectiveness of the internal control over financial reporting procedures that do or may exist at Turbotec nor is the Company knowledgeable about such controls.  Therefore, the Company’s internal control over financial reporting for Thermodynetics, Inc. and its subsidiaries was not effective as of the end of the reporting period for this report.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

There are no material legal proceedings known or threatened against the Company, except:

(a)

The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006. The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics, as follows: August 24, 2007 in the amount of 5.8 cents per share, December 12, 2007 in the amount of 2.3 cents per share and March 28, 2008 in the amount of 4.4 cents per share. Thermodynetics owns 7,212,407 ordinary shares of the PLC; the unpaid dividends equal $884,162. Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the legal positions taken by Thermodynetics are the correct ones and that Thermodynetics is likely to prevail at trial, and therefore Thermodynetics does not view the risk of loss to be probable or material. The trial is scheduled to be held in London in December 2009.

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

Risk Factors.

Not Applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities of the Company during the three-month period covered by this Form 10-Q report, except that: (i) on August 11, 2009, the Company issued 300,000 shares of Common Stock to Robert A. Lerman and 150,000 shares of Common Stock to John F. Ferraro as stock bonus awards; no cash was paid to the Company for these awards;  (ii) on August 11, 2009, the Company issued 5,000 shares of Common Stock to John J. Hughes and 5,000 shares of Common Stock to Fred H. Samuelson as stock bonus awards; no cash was paid to the Company for these awards; and (iii) on August 11, 2009, the Company issued 50,000 shares of Common Stock to the Thermodynetics, Inc. 401(k) Profit-Sharing Plan as a matching contribution; no cash was paid to the Company for this award.  (iv) None of the referenced shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), but were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

Item 3.

Defaults Upon Senior Securities.

There were no material defaults of any terms of the securities or indebtedness of any senior securities of the Company or any of its significant subsidiaries during the three-month period covered by this Form 10-Q report.

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

THERMODYNETICS, INC.

Date: November 12, 2009	By:	/s/ ROBERT A. LERMAN
Robert A. Lerman
President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ JOHN F. FERRARO
John F. Ferraro
Treasurer and Chief Financial Officer

13