Form 10-Q
period 2009-12-31
THERMODYNETICS INC
filed 2010-02-16
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009
or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2009
Common stock $.01 Par Value	4,600,306 Shares

PART I:   FINANCIAL INFORMATION

Item 1.	Financial Statements

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in 000’s)

	December 31, 2009	March 31, 2009
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$2,023	$1,984
Accounts Receivable, Net	1,089	1,860
Inventories	3,971	3,572
Prepaid Expenses and Other Current Assets	115	363
Marketable Securities	49	51
Total Current Assets	7,247	7,830

PROPERTY, PLANT AND EQUIPMENT
Property, Plant and Equipment - At Cost	17,042	16,591
Less: Accumulated Depreciation	8,740	8,364
Property, Plant, and Equipment – Net	8,302	8,227

OTHER ASSETS
Intangible Assets - Net of Amortization	94	94
Investment in Unaffiliated Companies	36	36
Deferred Income Taxes	980	980
Deposits and Other	125	53
Total Other Assets	1,235	1,163
TOTAL ASSETS	$16,784	$17,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of Credit	$1,087	$1,062
Accounts Payable	1,362	906
Accrued Taxes and Expenses	1,338	1,204
Current Portion of Long-Term Debt	229	306
Total Current Liabilities	4,016	3,478

DEFERRED INCOME TAXES	387	383
LONG-TERM DEBT	1,550	1,712
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	2,782	2,782

STOCKHOLDERS’ EQUITY
Thermodynetics, Inc. Stockholders Equity:
Common Stock, Par Value $.01/Share, Authorized 25,000,000 shares, issued 4,600,306 and 4,090,306 shares at 12/31/09 and 3/31/09	46	41
Additional Paid-in Capital	7,262	7,138
Retained Earnings (Deficit)	(3,482)	(2,254)
Accumulated Other Comprehensive Income	20	25
Total Thermodynetics, Inc. Stockholders’ Equity	3,846	4,950
Noncontrolling Interest	4,203	3,915
Total Equity	8,049	8,865
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,784	$17,220

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31,
(UNAUDITED)
IN (000’s) EXCEPT PER SHARE DATA

	2009	2008
Net Sales	$4,948	$7,322

Cost of Goods Sold	3,607	5,166

Gross Profit	1,341	2,156

Selling, General & Administrative Expenses	2,280	1,861

Income (Loss) From Operations	(939)	295

Other Income (Expense)
Interest Expense, Net	(38)	(44)
Other – Net	(57)	51

Total Other Income (Expense)	(95)	7

Income (Loss) Before Income Taxes and Minority Interest	(1,034)	302

Provision for Income Taxes	(3)	255
Net Income (Loss)	(1,031)	47
Less: Net Income attributable to the Noncontrolling Interest	(1)	(150)

Net Income (Loss) Attributable to Thermodynetics, Inc.	(1,032)	(103)

Other Comprehensive Income (Loss), net of tax:
Unrealized holding gains (losses) arising during the period	13	(2)
Comprehensive Income (Loss) Attributable to Thermodynetics, Inc.	(1,019)	(105)
Earnings per Share-
Earnings (Loss) per Share Basic and Diluted	(.23)	(.03)

Weighted Average Shares Outstanding- Basic	4,373,023	4,080,306
Weighted Average Shares Outstanding- Diluted	4,373,023	4,080,306

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31,
(UNAUDITED)
IN (000’s) EXCEPT PER SHARE DATA

	2009	2008
Net Sales	$14,682	$22,251

Cost of Goods Sold	10,277	15,582

Gross Profit	4,405	6,669

Selling, General & Administrative Expenses	4,994	5,276

Income (Loss) From Operations	(589)	1,393

Other Income (Expense)
Interest Expense, Net	(120)	(126)
Other – Net	23	40

Total Other Income (Expense)	(97)	(86)

Income (Loss) Before Income Taxes and Minority Interest	(686)	1,307

Provision for Income Taxes	318	753
Net Income (Loss)	(1,004)	554
Less: Net Income (Loss) attributable to the Noncontrolling Interest	(224)	(456)

Net Income (Loss) Attributable to Thermodynetics, Inc.	(1,228)	98

Other Comprehensive Income, net of tax:
Unrealized holding gains (losses) arising during the period	(5)	(16)
Comprehensive Income (Loss) Attributable to Thermodynetics, Inc.	(1,233)	82
Earnings (Loss) per Share-
Total Earnings (Loss) per Share Basic and Diluted	(.28)	.02

Weighted Average Shares Outstanding- Basic	4,373,023	4,080,306
Weighted Average Shares Outstanding- Diluted	4,373,023	4,080,306

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(UNAUDITED)
IN (000’s) EXCEPT PER SHARE DATA

	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(1,228)	$98
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	376	362
Noncontrolling interest in earnings of subsidiary	288	480
Issuance of Stock	129
Deferred tax provision (benefit)	4	(156)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	456	(308)
(Decrease ) Increase in prepaid expenses and other assets	176	(87)
Decrease in accounts receivable	771	896
Decrease (increase) in inventories	(399)	(808)
Increase (decrease) in accrued taxes and expenses	134	223

NET CASH PROVIDED BY OPERATING ACTIVITIES	707	700

INVESTING ACTIVITIES;
Purchases of property, plant and equipment	(451)	(666)
(Purchase) sale of marketable securities	(3)	207
Investment in unaffiliated company	––	(36)

NET CASH USED IN INVESTING ACTIVITIES	(454)	(495)

FINANCING ACTIVITIES
Net proceeds (payments) on revolving debt	25	921
Principal payments on long-term debt	(239)	(188)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(214)	733

INCREASE (DECREASE) IN CASH	39	938
CASH AT BEGINNING OF PERIOD	1,984	1,062
CASH AT END OF PERIOD	$2,023	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended December 31, 2008 and 2009 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3:  EARNINGS PER SHARE

Earnings per share for the three and nine months ended December 31, 2009 have been computed based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

	Three Months Ended December 31
	2009	2008
Weighted Average Shares Outstanding- Basic	4,373,023	4,080,306
Weighted Average Shares Outstanding- Diluted	4,373,023	4,080,306

	Nine Months Ended December 31
	2009	2008
Weighted Average Shares Outstanding- Basic	4,373,023	4,080,306
Weighted Average Shares Outstanding- Diluted	4,373,023	4,080,306

NOTE 4: INVENTORIES

Inventories consist of the following at (in 000’s):

	December 31, 2009	March 31, 2009
Raw materials	$2,452	$2,043
Finished goods	1,507	1,536
Work in process	158	120
	4,117	3,699
Less: Reserves	146	127
	$3,971	$3,572

Inventories are valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.

NOTE 5:  CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of ASC 230-10.

	Nine Months Ended Dectember 31, (in 000’s)
	2009	2008
Cash payments for interest	$120	$126

During the nine months ended December 31, 2008, long – term debt of approximately $35,000 was incurred to acquire a vehicle.

NOTE 6:  INVESTMENT/LOAN

As of December 31, 2009, $300,000 had been advanced to a manufacturer of commercial buildings under loans which bear interest at 12%, payable monthly, and are repayable upon the financing of the manufacturer or on August 31, 2010, whichever comes first.  As a consideration of the loan described above, shares were issued to the Company representing 6% of the manufacturer; Thermodynetics’ CEO is also serving as the manufacturer’s CEO, and he has been issued shares equal to 5% of the manufacturer as an incentive.

Payments due under the loan are currently overdue and payment of the loan is in doubt, although it is the intent to be repaid.  The company is currently seeking capital.  Part of the consideration for making the loan was an escrow of additional shares to bring the total owned to 51%.  It is intended that the shares are to be called if the loan is not paid in the near term.  A reserve of $250,000 has been established.

NOTE 7:  LINE OF CREDIT

The Company’s $1.1 million line of credit matured on July 31, 2009 and is due in full; however, the Company's bank has proposed terms for an extension of the due date and this is a continuing discussion.  Since July 31, 2009, the Company has continued to pay interest under the terms of the line of credit.

NOTE 8:  LEGAL PROCEEDINGS

(a)
The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc (PLC) regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006. The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics; the unpaid dividends equal $884,162. Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the legal positions taken by Thermodynetics are the correct ones. The trial was completed in February 2010 and a decision is expected in the next couple of months.  Although litigation and its outcome can be unpredictable, Thermodynetics believes its case is meritorious.

(b)
Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases because it received certain overpayments, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases. The lawsuit was transferred from the regular docket to the Housing Session and now is entitled Turbotec Product, Inc. v. Thermodynetics, Inc., Connecticut Superior Court, J.D. of Hartford, Housing Session, Docket No. 7712.

On January 29, 2009, Turbotec Products was granted permission by the court to file an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.) claiming that it was induced to enter into the two commercial leases based on alleged false statements by an officer of Thermodynetics concerning the market rent for the leased properties. Thermodynetics has completed discovery on the new claims as well as discovery on the initial claims.

Thermodynetics denies the allegations, is vigorously defending the case, and filed counterclaims for sums due under the two leases, and has claimed the case for a jury trial. The Company's motion to transfer the case back to the regular docket given the nature of the new claims was granted on August 5, 2009. Thermodynetics does not view the risk of loss in the case as probable or material.

(c)
There are a number of threatened and pending actions against Vulcan, and a number of material judgments obtained against Vulcan. Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The lingering effect of the recession has reduced housing and building construction spending despite the programs enacted by the US government.  While these conditions remain in evidence, the products sold by our Turbotec subsidiary will likely remain depressed below the record levels of shipments recorded in prior years.  Sales for the 9 months ended December 31, 2009, were $14.7 million vs. $22.3 million for the year earlier period, a reduction of 34%, and for the 3 months ended December 31, 2009 were $4.9 million vs. $7.3 million for the year earlier period, a reduction of 32%.

The facility in North Carolina is considered to be helpful to the long term outlook for Turbotec’s activities.  Overall gross manufacturing margins declined in the latest quarter.  Their operating profit has been sustained in the latest 9-month period albeit below what had been achieved previously.  Gross profit was $1.3 million and $4.4 million for the three and nine months ending December 2009 and 2008 representing 27% and 30% of sales, respectively.

While Turbotec’s contemporaneous announcement with the timing of this report has not stated what the drivers of their business were in the latest 3 month period, it is believed that water source heat pumps was the main contributor to sales while the depressed level of new construction and the recessionary effect of discretionary spending has inhibited sales of marine applications and swimming pool heat pumps, the other traditional contributors to the sales base.

Thermodynetics has included in SG&A $380,000 in legal costs in this quarter and $430,000 year to date pertaining to the UK litigation.  Turbotec’s legal costs included in SG&A are not known at this time.  These costs contributed to the loss for the period, along with the factors discussed above. Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the legal positions taken by Thermodynetics are the correct ones. The trial was completed in February 2010 and a decision is expected in the next couple of months.  Although litigation and its outcome can be unpredictable, Thermodynetics believes its case is meritorious.

Thermodynetics has reduced its expenditures and is relying on its existing levels of income to pay its obligations.  It is anticipated that certain creditors may not be paid in a timely manner if additional income is not generated.  Should the result of the UK lawsuit not generate adequate sums to pay Thermodynetics’ obligations, it may be necessary to sell certain assets.

Liquidity and Capital Resources.

Legal costs have impacted the results of operations

There were no material defaults of any terms of the securities or indebtedness of the Company or any of its significant subsidiaries during the three-month period covered by this Form 10-Q report, except that the Company’s $1.1 million line of credit matured on July 31, 2009 and is due in full; however, the Company's bank has proposed terms for an extension of the due date and this is a continuing discussion.  Since July 31, 2009, the Company has continued to pay interest under the terms of the line of credit against invoices issued by its bank.  It is anticipated that an agreement with the bank will be reached in the near future.

The other debt obligations of Thermodynetics consist of mortgages $1.5 million and other notes payable of $50,000.  Turbotec has long term obligations of $203,000.

The cash and other current assets of Thermodynetics aggregating $270,000 (exclusive of intercompany amounts) are anticipated to be available to pay the Company’s obligations.  Of that amount, some $127,000 is cash that is reserved in a sinking fund under the Turbotec leases that, if not spent to make repairs, may be returnable to Turbotec.

As of December 31, 2009, $300,000 had been advanced to a manufacturer of commercial buildings under loans which bear interest at 12%, payable monthly, and are repayable upon the financing of the manufacturer or on August 31, 2010, whichever comes first.  Payments due under the loan are currently overdue and payment of the loan is in doubt.  A reserve of $250,000 has been established.

At December 31, 2009 consolidated working capital was $3.2 million.

In the nine months ended December 31, 2009, cash of $707,000 was provided by operations which was primarily the result of 1) a decrease in accounts receivable of $771,000 and 2) an increase in accounts payable of $456,000, netted by an increase in inventory of $399,000.

Cash of $446,000 was used by Turbotec in investing activities during the latest nine months to purchase property, plant and equipment.

Cash used in financing activities was the result of payments of long-term debt of $239,000 and proceeds from the line of credit of $25,000.

The Company has reduced its expenditures and is relying on its existing levels of income to pay its obligations.  It is anticipated that certain creditors will not be paid in a timely manner if additional income is not generated.  Should the result of the UK lawsuit not generate adequate sums to pay the Company’s obligations, it may be necessary to sell certain assets.

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

NOTE: The Company owns 56% of Turbotec Products Plc (the “PLC”) and entered into an agreement that limits its influence with the PLC as described in Item 1(a) hereof. The PLC's wholly-owned subsidiary is Turbotec Products, Inc. (which together with the PLC, is referred to as "Turbotec"). The Company’s conclusion regarding the effectiveness of its disclosure controls and procedures and its internal control over financial reporting does not extend to the disclosure controls and procedures and internal control over financial reporting procedures of Turbotec.  The Company has not evaluated the internal controls of Turbotec.  The Company does not have the ability to examine, dictate, or modify the controls of Turbotec, nor does the Company have the ability, in practice, to evaluate the disclosure controls and procedures or the internal control over financial reporting procedures of Turbotec.  Accordingly, the Company does not have actual knowledge of the disclosure controls and procedures or the internal control over financial reporting procedures of Turbotec to the extent believed to be required under Section 404 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934.  Therefore, the Company is unable to certify as to the disclosure controls and procedures and the internal control over financial reporting procedures of Turbotec.  Therefore the Company states as follows:

(a) Evaluation of Disclosure Controls and Procedures -

The Company’s principal executive and principal financial officers have concluded, based on their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report, were not effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act.

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

(a)
There are no material legal proceedings known or threatened against the Company, except: The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006. The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics; the unpaid dividends equal $884,162. Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the legal positions taken by Thermodynetics are the correct ones. The trial was completed in February 2010.  Although litigation and its outcome can be unpredictable, Thermodynetics believes its case is meritorious.

(b)
Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases because it received certain overpayments, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases. The lawsuit was transferred from the regular docket to the Housing Session and now is entitled Turbotec Product, Inc. v. Thermodynetics, Inc., Connecticut Superior Court, J.D. of Hartford, Housing Session, Docket No. 7712.

On January 29, 2009, Turbotec Products was granted permission by the court to file an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.) claiming that it was induced to enter into the two commercial leases based on alleged false statements by an officer of Thermodynetics concerning the market rent for the leased properties. Thermodynetics has completed discovery on the new claims as well as discovery on the initial claims.

Thermodynetics denies the allegations, is vigorously defending the case, and filed counterclaims for sums due under the two leases, and has claimed the case for a jury trial. The Company's motion to transfer the case back to the regular docket given the nature of the new claims was granted on August 5, 2009. Thermodynetics does not view the risk of loss in the case as probable or material.

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

There were no material defaults of any terms of the securities or indebtedness of the Company or any of its significant subsidiaries during the three-month period covered by this Form 10-Q report, except that the Company’s $1.1 million line of credit matured on July 31, 2009 and is due in full; however, the Company's bank has proposed terms for an extension of the due date and this is a continuing discussion.  Since July 31, 2009, the Company has continued to pay interest under the terms of the line of credit against invoices issued by its bank.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the annual meeting of stockholders of the Company held on October 27, 2009, John F. Ferraro, John J. Hughes, Robert A. Lerman, and Fred H. Samuelson were elected directors of the Company, to serve for a one year term and until their successors are elected and qualified.

Nominee or Matter	For	Withheld
John F. Ferraro	3,101,730	391,951
John J. Hughes	3,101,590	392,091
Robert A. Lerman	3,101,330	392,351
Fred H. Samuelson	3,101,590	392,091

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)      Exhibits:

Rule 13a-14(a)/15d-14(a) Certifications:

•	Exhbit 31(a)	Certification of Chief Executive Officer.
•	Exhbit 31(b)	Certification of Chief Financial Officer.

Section 1350 Certifications:

•	Exhbit 32(a)	Certification of Chief Executive Officer.
•	Exhbit 32(b)	Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMODYNETICS, INC.

Date: February 15, 2010	By:	/s/ Robert A. Lerman
Robert A. Lerman
President and Chief Executive Officer

Date: February 15, 2010	By:	/s/ John F. Ferraro
John F. Ferraro
Treasurer and Chief Financial Officer