Form 10-K/A
period 2010-03-31
THERMODYNETICS INC
filed 2010-06-11
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 0-10707

THERMODYNETICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	06-1042505
(State or Other Jurisdiction of	(I.R.S. Employer Identification
Incorporation or Organization)	Number)

651 Day Hill Road, Windsor, Connecticut	06095	(860) 683-2005
(Address of Principal Executive Offices)	(Zip Code)	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [   ]    No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]                                                                                   Accelerated filer [   ]
Non-accelerated filer [   ]                                                                                     Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

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

AMENDMENT:

On March 31, 2010, the Audit Committee of the Company's Board of Directors and the Company's management concluded that the equity method of accounting for the May 2006 sale of 43.68% of Turbotec Products, Plc ("Turbotec") and subsequent reporting for the remaining 56.32% interest in Turbotec is the proper method to utilize.  Previously the Company utilized the consolidation method of accounting under Generally Accepted Accounting Principles ("GAAP").  In the course of a routine Securities and Exchange Commission ("SEC") review of the Company's prior periodic filings, the SEC issued comments identifying possible incorrect applications of certain accounting principles.  As a result of the SEC staff comments, the Company reconsidered its accounting method and agreed consolidating Turbotec into its financial statements subsequent to the May, 2006 Turbotec stock offering was inappropriate.  Therefore, the Company is restating its annual and quarterly financial statements since May, 2006 utilizing the equity method of accounting.

The affected consolidated financial statements are those for all periods since the May 2006 sale of the Turbotec shares through the quarter ended December 31, 2009; such financial statements should no longer be relied upon.

Thus, the Company hereby restates its financial statements for the fiscal years ended March 31, 2009, March 31, 2008, and March 31, 2007 by hereby amending its report on form 10-K as had been filed on July 13, 2009.  Item 15 of Part IV is hereby amended and restated in its entirety as follows:

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - March 31, 2009, March 31, 2008, and March 31, 2007.

Consolidated Statements of Operations - For The Years Ended March 31, 2009, 2008, and 2007.

Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2009, 2008, and 2007.

Consolidated Statements of Cash Flows - For The Years Ended March 31, 2009, 2008, and 2007.

Notes to Consolidated Financial Statements

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	6

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	7

Consolidated Statements of Operations and Comprehensive Income (Loss)	8

Consolidated Statements of Stockholders’ Equity	9

Consolidated Statements of Cash Flows	10

Notes to Consolidated Financial Statements	11 – 29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of
Thermodynetics, Inc. and Subsidiaries
Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of Thermodynetics, Inc. and Subsidiaries (the “Company”) as of March 31, 2009, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2009, 2008 and 2007 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the consolidated financial statements for the years ended March 31, 2009, 2008 and 2007 have been restated.

/s/ Mahoney Sabol & Company, LLP
Certified Public Accountants
Glastonbury, Connecticut

June 25, 2009
(except for Notes 3 and 22, as to which
the date is June 11, 2010)

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009, 2008 AND 2007

	2009	2008	2007
	(Restated)	(Restated)	(Restated)

ASSETS
CURRENT ASSETS
Cash	$475,399	$176,068	$613,818
Marketable securities	50,767	259,332	215,521
Prepaid expenses and other current assets	583,644	25,201	37,462
Total current assets	1,109,810	460,601	866,801

PROPERTY, PLANT AND EQUIPMENT, net	3,207,949	3,329,081	3,460,309

DEFERRED INCOME TAXES	1,200,000	1,200,000	1,200,000

OTHER ASSETS
Investments - at equity	5,323,704	4,520,438	4,366,251
Related party receivables	889,297	997,558	8,723
Other	82,580	167,602	168,907
Total other assets	6,295,581	5,685,598	4,543,881

	$11,813,340	$10,675,280	$10,070,991

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,062,000	$100,000	$-
Accounts payable	205,264	80,768	37,367
Accrued expenses and taxes	552,515	209,909	87,815
Current portion of long-term debt	110,681	111,190	95,950
Total current liabilities	1,930,460	501,867	221,132

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1,561,174	1,645,202	1,766,258
Long-term liabilities from discontinued operations	2,782,195	2,782,195	2,782,195
Total long-term debt	4,343,369	4,427,397	4,548,453

COMMITMENTS AND CONTINGENCIES (Note 22)	-	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 25,000,000 shares	40,903	40,803	40,463
Additional paid-in capital	7,138,403	7,137,803	7,115,523
Accumulated other comprehensive income	24,554	36,690	1,600
Deficit	(1,664,349)	(1,469,280)	(1,856,180)
Total stockholders' equity	5,539,511	5,746,016	5,301,406

	$11,813,340	$10,675,280	$10,070,991

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	2009	2008	2007
	(Restated)	(Restated)	(Restated)
REVENUES
Management Fee & Rental Income	$967,557	$924,380	$919,824
Manufacturing Sales	-	-	2,839,969

COST OF SALES	-	-	2,160,494

OPERATING EXPENSES	2,269,860	1,546,151	2,097,256

Income (loss) from operations	(1,302,303)	(621,771)	(497,957)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	913,536	1,147,872	751,487

OTHER INCOME (EXPENSE)
Other, net	52,331	21,509	51,130
Interest expense	(147,699)	(130,310)	(172,344)
Gain of sale of investment in unaffiliated company	328,928	-
Gain on sale of subsidiary stock	-	-	2,547,179
	233,560	(108,801)	2,425,965

Income (loss) before provision for income taxes	(155,207)	417,300	2,679,495

PROVISION FOR INCOME TAXES	39,862	30,400	95,313

Income (loss) from continuing operations	(195,069)	386,900	2,584,182

DISCONTINUED OPERATIONS
Income from discontinued operations including gain on extinguishment of debt of $605,929	-	-	597,071
Net income on discontinued operations	-	-	597,071

Net income (loss)	(195,069)	386,900	3,181,253

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(12,136)	35,090	1,600

Comprehensive income (loss)	$(207,205)	$421,990	$3,182,853

EARNINGS PER COMMON SHARE	$(0.05)	$0.10	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2009, 2008, AND 2007

	Common Stock
					Accumulated
			Additional	Retained	Other
	Number of		Paid-in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total
				(Restated)		(Restated)

Balance, March 31, 2006	3,989,727	$39,897	$5,783,090	$(5,037,433)	$-	$785,554

Issuance of stock pursuant to retirement plans	25,000	250	-	-	-	250
Sale of common stock	31,579	316	22,172	-	-	22,488
Sale of subsidiary stock	-	-	1,310,261	-	-	1,310,261
Net income	-	-		3,181,253	1,600	3,182,853

Balance, March 31, 2007	4,046,306	$40,463	$7,115,523	$(1,856,180)	$1,600	$5,301,406

Issuance of stock pursuant to retirement plans	25,000	250	18,500	-	-	18,750
Sale of common stock	9,000	90	3,780	-	-	3,870
Amortization of share based payments	-	-	-	-	-	-
Net income	-	-	-	386,900	35,090	421,990

Balance, March 31, 2008	4,080,306	$40,803	$7,137,803	$(1,469,280)	$36,690	$5,746,016

Issuance of common stock	10,000	100	600	-	-	700
Net loss	-	-	-	(195,069)	(12,136)	(207,205)

Balance, March 31, 2009	4,090,306	$40,903	$7,138,403	$(1,664,349)	$24,554	$5,539,511

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	2009	2008	2007
	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(195,069)	$386,900	$3,181,253
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	180,806	162,588	135,483
Earnings in unconsolidated subsidiary	(803,266)	(1,055,725)	(682,990)
Amortization of share based payment expense	-	-	-
Gain on sale of investments in unaffiliated companies	(328,928)	-	-
Deconsolidation of subsidiary, net of cash	-	-	117,340
Gain on sale of stock	-	-	(2,547,179)
Gain on extinguishment of debt	-	-	(605,750)
Increase (decrease) in deferred tax liability	-	-	(305,000)
Issuance of stock	-	18,750	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-	(1,146,991)
Decrease (increase) in inventories	-	-	1,089,921
(Increase) decrease in prepaid expenses and other current assets	(558,445)	12,261	553,589
(Increase) decrease in other assets	6,173	1,305	-
Increase (decrease) in accounts payable	124,497	43,401	(374,605)
Increase (decrease) in accrued expenses and taxes	342,606	122,094	201,276
Cash provided from operating activities of discontinued operations	-	-	(8,858)
Net cash provided by operating activities	(1,231,626)	(308,426)	(392,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,917)	(31,360)	(138,896)
(Purchase) proceeds - marketable securities	196,429	(8,721)	(213,921)
Proceeds from sale of investment in unaffiliated companies	438,442	-	-
Dividends from equity investment	-	901,538	-
Investment in unafiliated company	(35,863)	-	-
Net cash used in investing activities	579,091	861,457	(352,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (increase) decrease in related party receivable	108,261	(988,835)	(6,286)
Proceeds from long-term debt	-	-	-
Proceeds from issuance of stock	700	3,870	3,212,815
Proceeds from short-term borrowings	962,000	100,000	176,416
Principal payments on debt and capital lease obligations	(119,095)	(105,816)	(2,023,799)
Net cash provided by financing activities	951,866	(990,781)	1,359,146

NET INCREASE (DECREASE) IN CASH	299,331	(437,750)	613,818

CASH, beginning of year	176,068	613,818	-

CASH, end of year	$475,399	$176,068	$613,818

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 1 – BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Thermodynetics, Inc. and its wholly owned subsidiaries, Vulcan Industries, Inc., TPI Systems, Inc. and National Energy Systems, Inc. (collectively the “Company”).  For the period from April 1, 2006 through May 8, 2006 the consolidated statements of operations includes a majority interest in Turbotec Products, Plc and its wholly owned subsidiary, Turbotec Products, Inc. (“Turbotec”) (see Note 2).  From May 8, 2006 through March 31, 2009, the Company accounts for its ownership of Turbotec under the equity method of accounting.  All material intercompany balances and transactions have been eliminated.

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

As a result of the transaction and the terms of the RA, the Company began to account for its significant influence in Turbotec under the equity method of accounting effective May 8, 2006.

Nature of Operations:

Thermodynetics, Inc., is engaged in managing its real estate and business holdings, marketing consulting services to other companies and investing in other companies.

Turbotec is a manufacturer of high performance, high quality heat exchangers, fabricated metal components and flexible connector products serving the heat transfer, transportation and plumbing industries.  The Company markets its products in the United States, Canada and abroad to customers in the space conditioning, refrigeration, biomedical, appliance, water heating, aerospace and other industries.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 3 - RESTATEMENT

The accompanying financial statements have been restated to utilize the equity method of accounting for the May 2006 sale of 43.68% of Turbotec Products, Plc and subsequent reporting for the remaining 56.32% interest in Turbotec Products, Plc.  Previously the Company utilized the consolidation method of accounting under Generally Accepted Accounting Principles ("GAAP”). A summary of the effects of this change are shown in the following schedules.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009, 2008 AND 2007

	As Restated			As Previously Reported			Change
	2009	2008	2007	2009	2008	2007	2009	2008	2007

ASSETS
CURRENT ASSETS
Cash	$475,399	$176,068	$613,818	$1,984,092	$1,061,647	$659,238	$(1,508,693)	$(885,579)	$(45,420)
Accounts receivable, net of allowance for doubtful accounts	-	-	-	1,859,834	2,908,606	2,839,958	(1,859,834)	(2,908,606)	(2,839,958)
Marketable securities	50,767	259,332	215,521	50,767	259,332	215,521	-	-	-
Inventories	-	-	-	3,571,743	3,136,220	3,415,929	(3,571,743)	(3,136,220)	(3,415,929)
Prepaid expenses and other current assets	583,644	25,201	37,462	363,418	196,359	120,880	220,226	(171,158)	(83,418)
Total current assets	1,109,810	460,601	866,801	7,829,854	7,562,164	7,251,526	(6,720,044)	(7,101,563)	(6,384,725)

PROPERTY, PLANT AND EQUIPMENT, net	3,207,949	3,329,081	3,460,309	8,226,673	7,825,326	7,635,388	(5,018,724)	(4,496,245)	(4,175,079)

DEFERRED INCOME TAXES	1,200,000	1,200,000	1,200,000	980,000	980,000	980,000	220,000	220,000	220,000

OTHER ASSETS
Investments - at equity	5,323,704	4,520,438	4,366,251	-	-	-	5,323,704	4,520,438	4,366,251
Related party receivables	889,297	997,558	8,723	-	-	-	889,297	997,558	8,723
Other	82,580	167,602	168,907	183,573	266,615	293,649	(100,993)	(99,013)	(124,742)
Total other assets	6,295,581	5,685,598	4,543,881	183,573	266,615	293,649	6,112,008	5,418,983	4,250,232

	$11,813,340	$10,675,280	$10,070,991	$17,220,100	$16,634,105	$16,160,563	$(5,406,760)	$(5,958,825)	$(6,089,572)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,062,000	$100,000	$-	$1,062,000	$100,000	$-	$-	$-	$-
Accounts payable	205,264	80,768	37,367	905,662	2,046,076	2,095,006	(700,398)	(1,965,308)	(2,057,639)
Accrued expenses and taxes	552,515	209,909	87,815	1,204,295	818,680	975,720	(651,780)	(608,771)	(887,905)
Current portion of long-term debt	110,681	111,190	95,950	306,366	290,044	228,830	(195,685)	(178,854)	(132,880)
Total current liabilities	1,930,461	501,867	221,132	3,478,323	3,254,800	3,299,556	(1,547,862)	(2,752,933)	(3,078,424)

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1,561,174	1,645,202	1,766,258	1,711,383	1,991,097	1,965,776	(150,209)	(345,895)	(199,518)
Long-term liabilities from discontinued operations	2,782,195	2,782,195	2,782,195	2,782,195	2,782,195	2,782,195	-	-	-
Total long-term	4,343,369	4,427,397	4,548,453	4,493,578	4,773,292	4,747,971	(150,209)	(345,895)	(199,518)

DEFERRED INCOME TAXES	-	-	-	383,000	296,000	335,000	(383,000)	(296,000)	(335,000)

COMMITMENTS AND CONTINGENCIES (Note 23)	-	-	-	-	-	-	-	-	-

MINORITY INTEREST	-	-	-	3,914,836	3,152,001	3,163,545	(3,914,836)	(3,152,001)	(3,163,545)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 25,000,000 shares	40,903	40,803	40,463	40,903	40,803	40,463	-	-	-
Additional paid-in capital	7,138,403	7,137,803	7,115,523	7,138,403	7,137,803	7,115,523	-	-	-
Accumulated other comprehensive income	24,554	36,690	1,600	24,554	36,690	1,600	-	-	-
Deficit	(1,664,349)	(1,469,280)	(1,856,180)	(2,253,497)	(2,057,284)	(2,543,095)	589,148	588,004	686,915
Total stockholders' equity	5,539,511	5,746,016	5,301,406	4,950,363	5,158,012	4,614,491	589,148	588,004	686,915

	$11,813,340	$10,675,280	$10,070,991	$17,220,100	$16,634,105	$16,160,563	$(5,406,760)	$(5,958,825)	$(6,089,572)

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	As Restated			As Previously Reported			Change
	2009	2008	2007	2009	2008	2007	2009	2008	2007

REVENUES
Management Fee & Rental Income	$967,557	$924,380	$919,824	$-	$-	$-	$967,557	$924,380	$919,824
Manufacturing Sales	-	-	2,839,969	26,985,712	28,020,878	23,529,748	(26,985,712)	(28,020,878)	(20,689,779)

COST OF SALES	-	-	2,160,494	19,052,789	20,212,772	18,439,961	(19,052,789)	(20,212,772)	(16,279,467)

OPERATING EXPENSES	2,269,860	1,546,151	2,097,256	6,691,137	5,637,045	4,258,436	(4,421,277)	(4,090,894)	(2,161,180)

Income from operations	(1,302,303)	(621,771)	(497,957)	1,241,786	2,171,061	831,351	(2,544,089)	(2,792,832)	(1,329,308)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	913,536	1,147,872	751,487	-	-	-	913,536	1,147,872	751,487

OTHER INCOME (EXPENSE)
Other, net	52,331	21,509	51,130	35,000	(8,509)	26,225	17,331	30,018	24,905
Interest expense	(147,699)	(130,310)	(172,344)	(164,310)	(162,831)	(250,562)	16,611	32,521	78,218
Gain of sale of investment in unaffiliated company	328,928	-		328,928	-		-	-	-
Gain on sale of stock	-	-	2,547,179	-	-	2,547,179	-	-	-
	233,560	(108,801)	2,425,965	199,618	(171,340)	2,322,842	33,942	62,539	103,123

Income before provision for income taxes	(155,207)	417,300	2,679,495	1,441,404	1,999,721	3,154,193	(1,596,611)	(1,582,421)	(474,698)

PROVISION FOR INCOME TAXES	39,862	30,400	95,313	1,006,462	863,000	950,000	(966,600)	(832,600)	(854,687)

MINORITY INTEREST	-	-	-	(631,155)	(688,722)	(306,926)	631,155	688,722	306,926

Income from continuing operations	(195,069)	386,900	2,584,182	(196,213)	447,999	1,897,267	1,144	(61,099)	686,915

DISCONTINUED OPERATIONS
Income from discontinued operations including gain on extinguishment of debt of $605,929	-	-	597,071	-	-	597,071	-	-	-
Net income on discontinued operations	-	-	597,071	-	-	597,071	-	-	-

Net income (loss)	(195,069)	386,900	3,181,253	(196,213)	447,999	2,494,338	1,144	(61,099)	686,915

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(12,136)	35,090	1,600	(12,136)	35,090	1,600	-	-	-

Comprehensive income (loss)	$(207,205)	$421,990	$3,182,853	$(208,349)	$483,089	$2,495,938	$1,144	$(61,099)	$686,915

EARNINGS PER COMMON SHARE	$(0.05)	$0.10	$0.79	$(0.05)	$0.11	$0.62	$0.00	$(0.01)	$0.17

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 31, 2009, 2008 AND 2007

	As Restated			As Previously Reported			Change
	2009	2008	2007	2009	2008	2007	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(195,069)	$386,900	$3,181,253	$(196,213)	$447,999	$2,494,338	$1,144	$(61,099)	$686,915
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	180,806	162,588	135,483	523,605	456,209	381,833	(342,799)	(293,621)	(246,350)
Earnings in unconsolidated subsidiary	(803,266)	(1,055,725)	(682,990)				(803,266)	(1,055,725)	(682,990)
Net change in minority interest in subsidiary	-	-	-	762,835	(11,544)	306,926	(762,835)	11,544	(306,926)
Amortization of share based payment expense	-	-	-	-	37,812	-	-	(37,812)	-
Gain on sale of investments in unaffiliated companies	(328,928)	-	-	(328,928)	-	-	-	-	-
Deconsolidation of subsidiary, net of cash	-	-	117,340	-	-	-	-	-	117,340
Gain on sale of stock	-	-	(2,547,179)	-	-	(2,547,179)	-	-	-
Gain on extinguishment of debt	-	-	(605,750)	-	-	(605,750)	-	-	-
Increase (decrease) in deferred tax liability	-	-	(305,000)	87,000	(39,000)	250,000	(87,000)	39,000	(555,000)
Unrealized gain on marketable securities	-	-	-	-	35,090	1,600	-	(35,090)	(1,600)
Issuance of stock	-	18,750	-	-	18,750	-	-	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-	(1,146,991)	1,048,772	(68,648)	(789,444)	(1,048,772)	68,648	(357,547)
Decrease (increase) in inventories	-	-	1,089,921	(435,523)	279,709	(414,173)	435,523	(279,709)	1,504,094
(Increase) decrease in prepaid expenses andother current assets	(558,445)	12,261	553,589	(167,059)	(45,479)	348,645	(391,386)	57,740	204,944
(Increase) decrease in other assets	6,173	1,305	-	(31,671)	15,963	(27,451)	37,844	(14,658)	27,451
Increase (decrease) in accounts payable	124,497	43,401	(374,605)	(1,140,414)	(48,930)	(163,763)	1,264,911	92,331	(210,842)
Increase (decrease) in accrued expenses and taxes	342,606	122,094	201,276	385,616	(161,261)	645,951	(43,010)	283,355	(444,675)
Cash provided from operating activities of discontinued operations	-	-	(8,858)	-	-	(8,858)	-	-	-
Net cash provided by operating activities	(1,231,626)	(308,426)	(392,511)	508,020	916,670	(127,325)	(1,739,646)	(1,225,096)	(265,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,917)	(31,360)	(138,896)	(885,197)	(646,197)	(861,780)	865,280	614,837	722,884
(Purchase) proceeds - marketable securities	196,429	(8,721)	(213,921)	196,429	(58,469)	(245,521)	-	49,748	31,600
Proceeds from sale of investment in unaffiliated companies	438,442	-	-	438,442	-	-	-	-	-
Dividends from equity investment	-	901,538	-	-	-	-	-	901,538	-
Investment in unafiliated company	(35,863)	-	-	-	-	-	(35,863)	-	-
Other decrease in life insurance receivable	-	-	-	-	-	2,437	-	-	(2,437)
Net cash used in investing activities	579,091	861,457	(352,817)	(250,326)	(704,666)	(1,104,864)	829,417	1,566,123	752,047

CASH FLOWS FROM FINANCING ACTIVITIES
Net (increase) decrease in related party receivable	108,261	(988,835)	(6,286)	-	-	-	108,261	(988,835)	(6,286)
Proceeds from long-term debt	-	-	-	-	366,000	-	-	(366,000)	-
Proceeds from issuance of stock	700	3,870	3,212,815	700	3,870	6,736,260	-	-	(3,523,445)
Proceeds from short-term borrowings	962,000	100,000	176,416	962,000	100,000	89,628	-	-	86,788
Payments of debt from stock offering proceeds	-	-	-	-	-	(4,616,000)	-	-	4,616,000
Principal payments on debt and capital lease obligations	(119,095)	(105,816)	(2,023,799)	(297,949)	(279,465)	(318,461)	178,854	173,649	(1,705,338)
Net cash provided by financing activities	951,866	(990,781)	1,359,146	664,751	190,405	1,891,427	287,115	(1,181,186)	(532,281)

NET INCREASE (DECREASE) IN CASH	299,331	(437,750)	613,818	922,445	402,409	659,238	(623,114)	(840,159)	(45,420)

CASH, beginning of year	176,068	613,818	-	1,061,647	659,238	-	(885,579)	(45,420)	-

CASH, end of year	$475,399	$176,068	$613,818	$1,984,092	$1,061,647	$659,238	$(1,508,693)	$(885,579)	$(45,420)

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Estimates:

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash Equivalents:

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.
Accounts Receivables:

Accounts receivables are carried at their estimated collectible amounts and represent rental income and pass through costs to a third party lessee of the Company’s real estate.

Marketable Securities:
The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Inventories:

Inventories of Turbotec were valued at the lower of cost or market, with cost determined on a standard cost basis which approximates a first-in, first-out basis.

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

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Revenue Recognition:

Rental income and management fee income are recognized when services are rendered or when the revenue is earned.

Income Taxes:

The Company files consolidated federal and combined state corporate income tax returns with all of its subsidiaries.  Tax credits are recorded as a reduction of income taxes in the year realized. The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by the Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes."  This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

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

Reclassification:

Certain amounts as of March 31, 2008 and 2007 have been reclassified to conform with the March 31, 2009 presentation.  The reclassifications have no material affect on the financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  The Company has determined that there is no material impact to the financial statements as a result of the adoption of this Statement.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”) as of May 4, 2008. SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. The company did not elect the fair value option for any assets or liabilities that were not previously carried at fair value. Accordingly, the adoption of SFAS No. 159 had no impact on our Consolidated Financial Statements.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category.  Where there might be conflicting guidance between two categories, the more authoritative category will prevail.  SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AIPCA Professional Standards.  SFAS No. 162 has no affect on the Company’s financial position, statements of operations, or cash flows at this time.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

New Pronouncements (continued):

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP FAS 107-1 and ABP 28-1 are effective for interim reporting periods ending after June 15, 2009, which for the Company is the first quarter of fiscal 2010.  It is not believed that, based on the Company’s current corporate structure, FSP FAS 107-1 and ABP 28-1 will have an impact on the Company's financial position, results of operations or cash flows.

NOTE 5 – FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and other assets.

•
Cash – At various times during the fiscal year, the Company’s cash balances exceeded federally insured limits. The cash balance in excess of federally insured limits was $-0-, $42,578 and $814,083 at March 31, 2009, 2008 and 2007, respectively.

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

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 6 – MARKETABLE SECURITIES:

The Company invests in certain marketable securities that are categorized as available for sale. The cost and market values of marketable securities as well as the unrealized gains and losses are as follows at March 31:

	2009	2008	2007

Cost	$26,213	$222,642	$213,921
Unrealized gains	24,554	36,690	1,600

Market value	$50,767	$259,332	$215,521

NOTE 7 – NET PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows at March 31:

	2009	2008	2007

Buildings	$4,915,481	$4,915,481	$4,915,481
Leasehold improvements	967,312	951,629	920,263
Land	204,484	204,484	204,484
Furniture and equipment	140,486	101,694	101,694
	6,227,763	6,173,288	6,141,922
Less accumulated depreciation and amortization	3,019,814	2,844,207	2,681,613

	$3,207,949	$3,329,081	$3,460,309

NOTE 8 – CURRENT AND OTHER ASSETS:

Other assets consist of the following at March 31:

	2009	2008	2007

Deferred financing costs	$51,990	$63,359	$74,723
Investments in unaffiliated companies	35,863	109,514	94,856
Other	(5,271)	(5,271)	(672)

	$82,582	$167,602	$168,907

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 8 – CURRENT AND OTHER ASSETS (Continued):

Impairment tests on intangible assets with indefinite useful economic lives are undertaken annually on March 31. These intangible assets are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Where the carrying value of an asset exceeds its recoverable amount, the asset is written down accordingly.

Included in other current assets is a $100,000 note receivable from an entity in which the Company has some common management and small ownership.  The note is due during fiscal year 2010.  Additional loans have been made subsequent to the year end March 31, 2009.

NOTE 9 – EQUITY METHOD INVESTMENT

The Company’s 56.32% investment in its unconsolidated subsidiary Turbotec Products, Plc, in which the Company exercises significant influence, is carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses.

At March 31, 2009, 2008, and 2007, the market values of the common stock investment in Turbotec Products, Plc were as follows:

Year	Carrying Value	Per Share MV	Market Value

2009	$5,323,704	$0.39	$2,819,352
2008	4,520,428	$1.61	11,584,877
2007	4,366,251	$1.39	10,050,760

As a result of a decline in the market value of Turbotec Products, Plc at March 31, 2009, the carrying amount of the investment exceeded its market value.  Management has evaluated this decline in market value, which is due to fluctuations in the stock price and the foreign currency exchange rate, and has deemed the decline to be temporary at March 31, 2009.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 9 – EQUITY METHOD INVESTMENT (Continued):

Following is a summary of financial position and results of operations of Turbotec Products, Plc:

	2009	2008	2007
Current assets	$6,734,746	$7,004,972	$6,406,003
Property and equipment, net	5,018,725	4,496,245	4,175,078
Other assets, net	100,991	94,741	507,752
Total assets	$11,854,462	$11,595,958	$11,088,833

Current liabilities	1,531,336	2,749,015	2,874,347
Long-term Debt	167,040	345,895	223,909
Deferred liabilities	781,000	693,000	493,000
	2,479,376	3,787,910	3,591,256
Stockholders' equity	9,375,086	7,808,048	7,497,577
	$11,854,462	$11,595,958	$11,088,833
Sales	$26,985,712	$28,020,878	$23,529,748
Net income	$1,446,983	$1,874,513	$1,194,699

Included in management fee and rental income on the statements of operations is $898,857, $858,255, $826,189 from Turbotec Products, Plc, for the years ended March 31, 2009, 2008 and 2007, respectively.  Additionally, included in receivables on the balance sheet are net amounts from Turbotec Products, Plc which represent management fees, dividends receivable (net of an allowance) and pass-through rent amounts.  The balances are $889,297, $997,558, and $8,723 at March 31, 2009, 2008 and 2007, respectively.

NOTE 10 – LINES OF CREDIT:

During December 2006, the Company entered into a line of credit (the “Line”) agreement with a bank.  The agreement provides for a borrowing base of $1,100,000.  Interest is charged at the bank’s prime rate (3.25%, 5.25% and 8.25% at March 31, 2009, 2008 and 2007, respectively).  The Line is secured by certain real property of the Company.  At March 31, 2009, 2008 and 2007, the Company had available borrowings of $38,000, $1,000,000 and $1,100,000, respectively.  The line expired on July 31, 2009 and the Company is currently negotiating renewal terms.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 11 – NOTES PAYABLE AND LONG-TERM DEBT:

During the year ended March 31, 2007, the Company, certain of its subsidiaries, Turbotec and their bank, entered into certain loan modification agreements to provide for the separation of the credit facilities between the Company and Turbotec Products, Inc., and the release of certain cross collateral guarantees.  Principally, the Company's remaining indebtedness with its principal bank at that time was a term loan in the original principal amount of $2,025,000 secured by the real estate and building at 651 Day Hill Road, Windsor, CT, and the term loan of the original principal amount of $183,000, secured by all of the assets of the Company.  Turbotec Products, Inc. remained indebted on an equipment term note and the revolving line of credit.

During the year ended March 31, 2007, the Company paid down the Day Hill Road mortgage loan with proceeds from the sale of stock (Note 2). The remaining balance was refinanced by obtaining a 10-year, $900,000 mortgage note payable from another bank.  The mortgage note is secured by a first mortgage on the building.  The note is payable in monthly principal installments of $3,750 plus accrued interest commencing January 21, 2007.  Interest is accrued on the unpaid principal at the 30 day LIBOR market Index rate (6%, 6% and 5.3% at March 31, 2009, 2008, and 2007, respectively) plus 1.5%.

The Company has a term loan dated December 1, 2006, which is payable in 60 monthly installments of $1,628 including principal and interest at 6.39%.  The note is secured by a vehicle.  The Company also has a term loan dated May 6, 2008, which is payable in 36 monthly installments of $974 including principal and interest at 1%.  The note is secured by a vehicle.

In August 2004 the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,000,000 mortgage note payable.  The mortgage note is secured by a first mortgage on the multi-purpose building (see Note 15).  The note is payable in eighty-four monthly installments of principal and interest of $8,932 and has a fixed interest rate of 6.9%.

The Company had various subordinated notes to the former shareholders of Vulcan totaling $581,500.  These notes were subordinated in priority to any and all commercial financing.  Interest on the outstanding principal balance was at a fixed interest rate of 6%, payable quarterly commencing March 31, 2004.  These notes were settled and cancelled during the year ended March 31, 2007 (Note 22).

	2009	2008	2007

Mortgage loan	$798,750	$843,750	$888,750
Mortgage note payable – multi-purpose building	799,860	848,904	894,769
Note payables – vehicles	73,245	63,738	78,689

	$1,671,855	$1,756,392	$1,862,208

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 11 – NOTES PAYABLE AND LONG-TERM DEBT (Continued):

Maturities of notes payable and long-term debt from continuing operations for each of the years succeeding March 31, 2009 are as follows:

Year ending March 31,	Amount

2010	$110,681
2011	150,412
2012	747,012
2013	45,000
2014 and thereafter	618,750

$1,671,855

NOTE 12 – LEASES:

The Company and Turbotec Products, Inc. entered into real estate leases effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. The leases commenced April 1, 2006 with a five-year term, and one extension option for three years, and a second extension option for two years.  Rent charges with respect to the 651 Day Hill Road property are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $42,010 monthly in year ten, assuming both lease extensions are exercised.  Rent charges with respect to the 50 Baker Hollow Road property are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $10,979 monthly in year ten, assuming both lease extensions are exercised (See Note 9).

NOTE 13 – STOCK OPTION PLAN:

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

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 14 – EARNINGS PER COMMON SHARE:

A reconciliation of the numerators and denominators of the basic and diluted Earnings per Common Share (EPS) computations for the years ended March 31:

	2009		2008		2007
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)

Net income (loss)	$(195,069)		386,900		3,181,253

Basic EPS
Income (loss) available to common stockholders	(195,069)	4,083,895	386,900	4,060,002	3,181,253	4,025,439

Effect of Dilutive Securities
Stock warrants	-	-	-	-	-	-

Diluted EPS
Income (loss) available to common stockholders including assumed conversions	$(195,069)	4,083,895	386,900	4,060,002	3,181,253	4,025,439

NOTE 15 – RENTAL OF MULTI-PURPOSE BUILDING:

The Company leases a portion of its multi-purpose building to an unrelated tenant under an agreement which expires August 31, 2010.  Rental income aggregated $86,000, $66,125 and $64,927 for the years ended March 31, 2009, 2008 and 2007, respectively, and is included in rental income in the accompanying consolidated statements of operations and comprehensive income.

NOTE 16 – INCOME TAXES:

The provision (benefit) for income taxes consists of the following as of March 31:

	2009	2008	2007

Current	$39,862	$30,400	$10,313
Deferred	-	-	85,000
	$39,862	$30,400	$95,313

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 16 – INCOME TAXES (Continued):

The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company’s AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption.  State taxes accrued were based on net income on a separate company basis.

The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for continuing operations for fiscal years 2009, 2008 and 2007. The principal reasons for this difference are listed in the following table as of March 31:

	2009	2008	2007

Statutory federal and state income tax	39%	39%	39%
Change in valuation allowance	(39)	(39)	(39)
Other	(26)	7	4
	(26)%	7%	4%

The significant components of the deferred tax provision are as follows as of March 31:

	2009	2008	2007
Net operating loss	$6,000	$419,000	$(512,000)
Reserves	-	-	118,000
Deferred Revenue	-	-	1,224,000
Valuation allowance	397,000	77,000	(600,000)
Equity method investment	(402,000)	(495,000)	(314,000)
Property and equipment, net	(1,000)	(1,000)	(1,000)
	$-	$-	$(85,000)

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 16 – INCOME TAXES (Continued):

The components of the net deferred tax asset as of March 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Deferred tax assets:
Net operating loss	$1,379,000	$1,373,000	$954,000
Reserves	118,000	118,000	118,000
Deferred revenue	1,224,000	1,224,000	1,224,000
Valuation allowance	(126,000)	(523,000)	(600,000)
Total deferred tax assets	2,595,000	2,192,000	1,696,000
Deferred tax liabilities:
Equity method investment	(936,000)	(534,000)	(39,000)
Property and equipment, net	(459,000)	(458,000)	(457,000)
Net deferred tax asset	$1,200,000	$1,200,000	$1,200,000

Differences between financial reporting and tax reporting relate primarily to inventory reserves and allowances for doubtful accounts recorded for financial reporting purposes, inventory capitalization adjustments recorded for tax reporting purposes and differences between depreciation for financial reporting and tax reporting purposes.  Net operating loss carryforwards of approximately $2,500,000 and $4,278,000 are available for federal and state income tax purposes.  The carryforwards begin to expire in 2026 for federal income tax purposes and 2023 for state income tax purposes.

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

The cumulative effect of adopting FIN 48 did not have a material impact on the financial statements of the Company.  At March 31, 2009, the Company had no material gross unrecognized tax benefits.  At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is deemed not to be material during the next twelve months mainly due to the expiration of certain statutes of limitations.  The federal statute of limitations remains open for this fiscal year.  Tax years 2005 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 17 – 401(k) PLANS:

During the year ended March 31, 2008, the Company formed a deferred compensation/retirement plan covering employees of Thermodynetics.  A contribution of $1,750, $11,250, and $0 was accrued to the plan during the years ended March 31, 2009, 2008 and 2007, respectively, and will be paid through a contribution of shares of Thermodynetics common stock.

NOTE 18 – EMPLOYMENT CONTRACTS:

The Company has extended its employment agreements with two employees and directors through March 2014.  These agreements provide for annual base salaries of approximately $276,000 and $208,000, respectively, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage.

In the event of termination, each agreement provides for the continuation of compensation and benefits.  However, the employees may not compete with the Company within the United States for a period of two years after termination and are subject to the terms and conditions of confidentiality agreements.

NOTE 19 – STOCK BONUSES:

During the years ended March 31, 2009, 2008 and 2007, the Company issued a total of 10,000, 8,000 and 12,000 shares, respectively, to certain members of its Board of Directors.

NOTE 20 – CASH FLOW INFORMATION:

Cash paid for interest was $147,699, $130,310 and $154,437 for the years ended March 31, 2009, 2008 and 2007, respectively.

Issuance of stock pursuant to the 401(k) plan was $0, $18,750 and $0 for the years ended March 31, 2009, 2008 and 2007, respectively.

Long term debt of $34,555, $0 and $83,494 was incurred to acquire vehicles during the years ended March 31, 2009, 2008 and 2007, respectively.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 21 – DISCONTINUED OPERATIONS:

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

The Company allocates interest expense based on the named debtor of all interest bearing debt.  Interest expense included in discontinued operations was $0 for the years ended March 31, 2009, 2008 and 2007.

Assets and liabilities of Vulcan were reported as assets and liabilities of discontinued operations at March 31, 2009, 2008 and 2007, and were as follows:

	2009	2008	2007
Current liabilities of discontinued operations:
Accounts payable	$-	$12,000	$12,000
Long-term liabilities of discontinued operations:
Long-term payables	2,782,195	2,782,195	2,782,195

Total liabilities of discontinued operations	$2,782,195	$2,794,195	$2,794,195

The following amounts of Vulcan are included in discontinued operations on the consolidated statement of operations:

	2009	2008	2007

Revenues	$-	$-	$-
Pre-tax income (loss)	$-	$-	$597,071

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 22 – COMMITMENTS AND CONTINGENCIES:

The following are the known or threatened legal proceedings:
a)
The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10, 2010.  The net effect of the judgment held that the administrative fees were not payable to the Company, and that the Company was required under British law to reimburse the PLC for a substantial portion of the PLC’s legal expenses.  All administrative fees that had been paid to the Company by the PLC were credited against the dividends that had been due to the Company, and no further previously declared dividend payments are payable.  The PLC has claimed total legal costs of approximately £700,000 which are to be subject to an assessment by the Court if they cannot be agreed.  The PLC will be entitled to 85% of its legal costs after assessment by the Court.  On May 24, 2010 in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.  The exchange rate of pounds sterling for US dollars is approximately $1.45 per £1.

b)
Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases. The lawsuit was transferred from the regular docket to the Housing Session and now is entitled Turbotec Product, Inc. v. Thermodynetics, Inc., Connecticut Superior Court, J.D. of Hartford, Housing Session, Docket No. 7712.

In 2009, Turbotec Products filed an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.).  Thermodynetics has completed discovery.  The Company's motion to transfer the case back to the regular docket given the nature of the new claims was granted on August 5, 2009.  A prejudgment hearing is scheduled for July 21, 2010.

Turbotec Products claims that it suffered damages in excess of $350,000 and such damages are continuing to accrue.  Thermodynetics denies the allegations, is vigorously defending the case, and filed counterclaims for sums due under the two leases, and has claimed the case for a jury trial.   Thermodynetics does not view the risk of loss in the case as probable or material.

c)
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

Date: June 10, 2010

 (Registrant)
THERMODYNETICS, INC.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert A. Lerman	/s/ John F. Ferraro
Robert A. Lerman,	John F. Ferraro
President, Chief Executive Officer, and Director	Chairman of the Board, Treasurer, Chief Financial Officer, Secretary and Director

Date: June 10, 2010	Date: June 10, 2010

/s/ John J. Hughes
John J. Hughes, Director

Date: June 10, 2010

28