Form 10-Q/A
period 2009-06-30
THERMODYNETICS INC
filed 2010-06-28
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
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

Thus, the Company hereby restates its financial statements for the fiscal periods ended June 30, 2009, 2008, 2007 and 2006, and restates its Management's Discussion and Analysis of Financial Condition and Results of Operations for the corresponding periods, and hereby amends its report on form 10-Q as had been filed August 19, 2009.  Items 1, 2 and 4T of Part I and Item 6 of Part II are hereby amended and restated in their entirety as follows:

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements
THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009, 2008, 2007 AND 2006
(UNAUDITED)
(in 000's)

	2009	2008	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$444	$331	$498	$1,632
Marketable securities	51	72	248	-
Prepaid expenses and other current assets	312	15	55	62
Total current assets	807	418	801	1,694

PROPERTY, PLANT AND EQUIPMENT, net	3,167	3,340	3,420	3,469

DEFERRED INCOME TAXES	1,200	1,200	1,200	1,760

OTHER ASSETS
Investments - at equity	5,510	4,786	4,821	3,720
Related party receivables	988	1,151	33	(26)
Other	80	188	166	130
Total other assets	6,578	6,125	5,020	3,824

	$11,752	$11,083	$10,441	$10,747

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit	$1,012	$145	$-	$-
Accounts payable	226	250	65	32
Accrued expenses and taxes	588	166	223	154
Current portion of long-term debt	98	123	96	164
Current portion of liabilities from discontinued operations	-	-	-	144
Total current liabilities	1,924	684	384	494

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1,543	1,639	1,740	1,739
Long-term liabilities from discontinued operations	2,782	2,782	2,782	3,312
Total long-term liabilities	4,325	4,421	4,522	5,051

COMMITMENTS AND CONTINGENCIES	-	-	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized
25,000,000 shares	41	41	40	40
Additional paid-in capital	7,138	7,138	7,116	7,237
Accumulated other comprehensive income	25	45	24	-
Deficit	(1,701)	(1,246)	(1,645)	(2,075)
	5,503	5,978	5,535	5,202

	$11,752	$11,083	$10,441	$10,747

The accompanying notes are an integral part of these consolidated financial statements

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2009, 2008, 2007 AND 2006
(UNAUDITED)
(in 000's, except earnings per share)

	2009	2008	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

REVENUES
Consulting Fee & Rental Income	$248	$273	$230	$214
Manufacturing Sales				2,840

COST OF SALES	-	-	-	2,160

OPERATING EXPENSES	458	320	291	676

Income (loss) from operations	(210)	(47)	(61)	218

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	211	304	297	79

OTHER INCOME (EXPENSE)
Other, net	1	-	6	-
Interest expense	(40)	(32)	(32)	(62)
Gain of sale of investment in unaffiliated company	-	-	-
Gain on sale of stock				2,666
	(39)	(32)	(26)	2,604

Income (loss) before provision for income taxes	(38)	225	210	2,901

PROVISION FOR INCOME TAXES	-	2	-	107

Income (loss) from continuing operations	(38)	223	210	2,794

DISCONTINUED OPERATIONS
Loss from discontinued operations including gain on extinguishment
of debt of $605,929	-	-	-	(9)
Net loss on discontinued operations	-	-	-	(9)

Net income (loss)	(38)	223	210	2,785

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	-	6	22	-

Comprehensive income (loss)	$(38)	$229	$232	$2,785

EARNINGS PER COMMON SHARE	$(0.01)	$0.05	$0.05	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009, 2008, 2007 AND 2006
(UNAUDITED)
(in 000's)

	2009	2008	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(38)	$223	$210	$2,785
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	51	103	42	59
Earnings in unconsolidated subsidiary	(187)	(266)	(455)	(71)
Gain on sale of stock of subsidiary	-	-	-	(2,666)
Deconsolidation of subsidiary, net of cash	-	-	-	117
Increase (decrease) in deferred tax liability	-	-	-	(720)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-	-	(1,147)
Decrease (increase) in inventories	-	-	-	1,090
(Increase) decrease in prepaid expenses and
other current assets	271	10	(18)	529
(Increase) decrease in other assets	-	-	-	35
Increase (decrease) in accounts payable	21	169	28	(380)
Increase (decrease) in accrued expenses and taxes	36	(50)	136	267
Net cash provided by (used in) operating activities	154	189	(57)	(102)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5)	(58)	-	(66)
(Purchase) proceeds - marketable securities	-	193	(10)	-
Investment in unafiliated company	-	(20)	-	-
Net cash provided by (used in) investing activities	(5)	115	(10)	(66)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (increase) decrease in related party receivable	(99)	(154)	(24)	29
Proceeds from issuance of stock	-	-	-	3,213
Proceeds from short-term borrowings	(50)	45	-	176
Principal payments on debt and capital lease obligations	(31)	(40)	(25)	(1,618)
Net cash provided by (used in) financing activities	(180)	(149)	(49)	1,800

NET INCREASE (DECREASE) IN CASH	(31)	155	(116)	1,632

CASH, beginning of year	475	176	614	-

CASH, end of year	$444	$331	$498	$1,632

The accompanying notes are an integral part of these consolidated financial statements

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009, 2008, 2007 AND 2006
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 2009, 2008, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

As a result of the transaction and the terms of the RA, the Company began to account for Turbotec under the equity method of accounting effective May 8, 2006.

Commercial Leases:

The Company and Turbotec Products, Inc. (“Turbotec Products”), a wholly-owned subsidiary of the PLC entered into formal real estate leases effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. See Part II, Item 1. The leases commenced April 1, 2006 with a five-year term, and one extension option for three years, and a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $42,010 monthly in year ten, assuming both lease extensions are exercised. Rent charges with respect to the 50 Baker Hollow Road property are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $10,979 monthly in year ten, assuming both lease extensions are exercised.

NOTE 3: RESTATEMENT

The accompanying financial statements have been restated to utilize the equity method of accounting for the May 2006 sale of 43.68% of Turbotec Products, Plc and subsequent reporting for the remaining 56.32% interest in Turbotec Products, Plc.  Previously the Company utilized the consolidation method of accounting under Generally Accepted Accounting Principles ("GAAP).  A summary of the effects of this change is shown the following schedules.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009, 2008, 2007 AND 2006

	As Restated				As Previously Reported				Change
	2009	2008	2007	2006	2009	2008	2007	2006	2009	2008	2007	2006

ASSETS
CURRENT ASSETS
Cash	$444	$331	$498	$1,632	$2,506	$828	$586	$1,833	$(2,062)	$(497)	$(88)	$(201)
Marketable securities	51	72	248	-	51	72	248	-	-	-	-	-
Inventories	-	-	-	-	3,422	3,816	3,655	3,197	(3,422)	(3,816)	(3,655)	(3,197)
Prepaid expenses and other current assets	312	15	55	62	494	279	344	127	(182)	(264)	(289)	(65)
Total current assets	807	418	801	1,694	6,473	4,995	4,833	5,157	(5,666)	(4,577)	(4,032)	(3,463)

PROPERTY, PLANT AND EQUIPMENT, net	3,167	3,340	3,420	3,469	8,236	7,891	7,635	7,192	(5,069)	(4,551)	(4,215)	(3,723)

DEFERRED INCOME TAXES	1,200	1,200	1,200	1,760	980	980	980	1,760	220	220	220	-

OTHER ASSETS
Investments - at equity	5,510	4,786	4,821	3,720	-	-	-	-	5,510	4,786	4,821	3,720
Related party receivables	988	1,151	33	(26)	-	-	-	-	988	1,151	33	(26)
Other	80	188	166	130	181	282	261	234	(101)	(94)	(95)	(104)
	6,578	6,125	5,020	3,824	181	282	261	234	6,397	5,843	4,759	3,590

TOTAL ASSETS	$11,752	$11,083	$10,441	$10,747	$15,870	$14,148	$13,709	$14,343	$(4,118)	$(3,065)	$(3,268)	$(3,596)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,012	$145	$-	$-	$1,012	$145	$-	$-	$-	$-	$-	$-
Accounts payable	226	250	65	32	1,171	2,236	2,770	1,776	(945)	(1,986)	(2,705)	(1,744)
Accrued expenses and taxes	588	166	223	154	1,120	438	716	441	(532)	(272)	(493)	(287)
Current portion of long-term debt	98	123	96	164	254	302	189	290	(156)	(179)	(93)	(126)
Current portion of liabilities from discontinued operations	-	-	-	144	-	-	-	144	-	-	-	-

Total current liabilities	1,924	684	384	494	3,557	3,121	3,675	2,651	(1,633)	(2,437)	(3,291)	(2,157)

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1,543	1,639	1,740	1,739	1,689	1,940	1,947	1,937	(146)	(301)	(207)	(198)
Long-term liabilities from discontinued operations	2,782	2,782	2,782	3,312	2,782	2,782	2,782	3,312	-	-	-	-
	4,325	4,421	4,522	5,051	4,471	4,722	4,729	5,249	(146)	(301)	(207)	(198)

COMMITMENTS AND CONTINGENCIES	-	-	-	-	-	-	-	-	-	-	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized
25,000,000 shares	41	41	40	40	41	41	40	40	-	-	-	-
Additional paid-in capital	7,138	7,138	7,116	7,237	7,138	7,138	7,116	7,237	-	-	-	-
Accumulated other comprehensive income	25	45	24	-	25	43	24	-	-	2	-	-
Deficit	(1,701)	(1,246)	(1,645)	(2,075)	(2,323)	(1,912)	(2,314)	(2,316)	622	666	669	241
Total Thermodynetics , Inc. Stockholders Equity	5,503	5,978	5,535	5,202	4,881	5,310	4,866	4,961	622	668	669	241
Noncontrolling Interest	-	-	-	-	4,057	3,330	3,344	2,698	(4,057)	(3,330)	(3,344)	(2,698)
Total Equity	5,503	5,978	5,535	5,202	8,938	8,640	8,210	7,659	(3,435)	(2,662)	(2,675)	(2,457)

	$11,752	$11,083	$10,441	$10,747	$16,966	$16,483	$16,614	$15,559	$(5,214)	$(5,400)	$(6,173)	$(4,812)

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30, 2009, 2008, 2007 AND 2006

	As Restated				As Previously Reported				Change
	2009	2008	2007	2006	2009	2008	2007	2006	2009	2008	2007	2006

REVENUES
Consulting Fee & Rental Income	$248	$273	$230	$214	-	-	-	-	$248	$273	$230	$214
Manufacturing Sales	-	-	-	2,840	$4,927	$7,399	$7,251	$5,680	(4,927)	(7,399)	(7,251)	(2,840)

COST OF SALES	-	-	-	2,160	3,352	5,235	5,279	4,321	(3,352)	(5,235)	(5,279)	(2,161)

OPERATING EXPENSES	458	320	291	676	1,305	1,594	1,365	964	(847)	(1,274)	(1,074)	(288)

Income (loss) from operations	(210)	(47)	(61)	218	270	570	607	395	(728)	(890)	(898)	(391)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	211	304	297	79	-	-	-	-	211	304	297	79

OTHER INCOME (EXPENSE)
Other, net	1	-	6	-	(2)	(7)	(1)	(46)	3	7	7	46
Interest expense	(40)	(32)	(32)	(62)	(41)	(36)	(40)	(80)	1	4	8	18
Gain of sale of investment in unaffiliated company	-	-	-	-	-	-	-	-	-	-	-	-
Gain on sale of stock	-	-	-	2,666	-	-	-	2,666	-	-	-	-
	(39)	(32)	(26)	2,604	(43)	(43)	(41)	2,540	4	11	15	64

Income (loss) before provision for income taxes	(38)	225	210	2,901	227	527	566	2,935	(265)	(302)	(356)	(34)

PROVISION FOR INCOME TAXES	-	2	-	107	177	228	206	142	(177)	(226)	(206)	(35)

Income (loss) from continuing operations	(38)	223	210	2,794	50	299	360	2,793	(88)	(76)	(150)	1

DISCONTINUED OPERATIONS
Loss from discontinued operations including gain on
extinguishment of debt of $605,929	-	-	-	(9)	-	-	-	(9)	-	-	-	-
Net loss on discontinued operations	-	-	-	(9)	-	-	-	(9)	-	-	-	-

Net income (loss)	(38)	223	210	2,785	50	299	360	2,784	(88)	(76)	(150)	1

Less Net Income attributable to the Noncontrolling Interest	-	-	-	-	(121)	(154)	(181)	(42)	121	154	181	42

Net income (loss) attributable to Thermodynetics, Inc.	(38)	223	210	2,785	(71)	145	179	2,742	33	78	31	43

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	-	6	22	-	-	6	22	-	-	-	-	-

Comprehensive income (loss) attributable to Thermodynetics	$(38)	$229	$232	$2,785	$(71)	$151	$201	$2,742	$33	$78	$31	$43

EARNINGS PER COMMON SHARE	$(0.01)	$0.05	$0.05	$0.70	$(0.02)	$0.04	$0.04	$0.69	$0.01	$0.02	$0.01	$0.01

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009, 2008, 2007 AND 2006

	As Restated				As Previously Reported				Change
	2009	2008	2007	2006	2009	2008	2007	2006	2009	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(38)	$223	$210	$2,785	(71)	$145	$179	$2,742	$33	$78	$31	$43
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	51	103	42	59	133	121	110	98	(82)	(18)	(68)	(39)
Earnings in unconsolidated subsidiary	(187)	(266)	(455)	(71)	-	-	-		(187)	(266)	(455)	(71)
Gain on sale of stock of subsidiary	-	-	-	(2,666)	-	-	-	(2,666)	-	-	-	-
Deconsolidation of subsidiary, net of cash	-	-	-	117	-	-	-	-	-	-	-	117
Increase (decrease) in deferred tax liability	-	-	-	(720)	(32)	(74)	(49)	43	32	74	49	(763)
Unrealized gain on marketable securities					-	(6)	22	-	-	6	(22)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-	-	(1,147)	413	352	(351)	(74)	(413)	(352)	351	(1,073)
Decrease (increase) in inventories	-	-	-	1,090	150	(680)	(239)	(196)	(150)	680	239	1,286
(Increase) decrease in prepaid expenses and
other assets	271	10	(18)	529	(131)	(83)	(190)	348	402	93	172	181
(Increase) decrease in other assets	-	-	-	35	-	-	-	-	-	-	-	35
Increase (decrease) in accounts payable	21	169	28	(380)	266	195	675	(483)	(245)	(26)	(647)	103
Increase (decrease) in accrued expenses and taxes	36	(50)	136	267	(83)	(380)	(219)	105	119	330	355	162
Net cash provided by (used in) operating activities	154	189	(57)	(102)	645	(410)	(62)	(83)	(491)	599	5	(19)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5)	(58)	-	(66)	(139)	(146)	(110)	(135)	134	88	110	69
(Purchase) proceeds - marketable securities	-	193	(10)	-		193	(32)	-	-	-	22	-
Proceeds from the sale of stock of subsidiary	-	-	-	-	-	-	-	6,797	-	-	-	(6,797)
Investment in unaffiliated company	-	(20)	-	-	-	(20)	-		-	-	-	-
Net cash provided by (used in) investing activities	(5)	115	(10)	(66)	(139)	27	(142)	6,662	134	88	132	(6,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (increase) decrease in related party receivable	(99)	(154)	(24)	29	-	-	-	-	(99)	(154)	(24)	29
Proceeds from issuance of stock	-	-	-	3,213		-	-	-	-	-	-	3,213
Proceeds from short-term borrowings	(50)	45	-	176	-	-	-	-	(50)	45	-	176
Payments of debt from stock offering proceeds	-	-	-	-	-	-	-	(4,610)	-	-	-	4,610
Compensation Expense from stock options	-	-	-	-	-	-	10	-	-	-	(10)	-
Principal payments on debt and capital lease obligations	(31)	(40)	(25)	(1,618)	(76)	(74)	(59)	(226)	45	34	34	(1,392)
Net cash provided by (used in) financing activities	(180)	(149)	(49)	1,800	(76)	(74)	(49)	(4,836)	(104)	(75)	-	6,636

NET INCREASE (DECREASE) IN CASH	(31)	155	(116)	1,632	430	(457)	(253)	1,743	(461)	612	137	(111)

CASH, beginning of year	475	176	614	-	1,984	1,062	659	-	(1,509)	(886)	(45)	-

CASH, end of year	$444	$331	$498	$1,632	$2,414	$605	$406	$1,743	$(1,970)	$(274)	$92	$(111)

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009, 2008, 2007 AND 2006
(UNAUDITED)

NOTE 4: EQUITY METHOD INVESTMENT

The Company’s 56.32% investment in its unconsolidated subsidiary Turbotec Products, Plc, in which the Company exercises significant influence, is carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses.

At June 30, 2009, 2008, 2007 and 2006, the market values of the common stock investment in Turbotec Products, Plc were as follows:

Year	Carrying Value	Per Share MV	Market Value

2009	$5,510	$0.33	$2,383
2008	4,786	1.48	10,651
2007	4,821	1.55	11,202
2006	3,720	1.53	11,005

As a result of a decline in the market value of Turbotec Products, Plc at June 30, 2009, the carrying amount of the investment exceeded its market value.  Management has evaluated this decline in market value, which is due to fluctuations in the stock price and foreign currency exchange rate, and has deemed the decline to be temporary as of June 30, 2009.

Following is a summary of financial position and results of operations of Turbotec Products, Plc for the three months ended:

	2009	2008	2007	2006
Current assets	$7,117	$7,112	$7,307	$5,614
Property and equipment, net	5,069	4,551	4,215	3,724
Other assets, net	101	95	508	103
Total assets	12,287	11,758	12,030	9,441

Current liabilities	1,633	2,437	3,331	2,103
Long-term Debt	146	301	207	198
Deferred liabilities	781	708	493	908
	2,560	3,446	4,031	3,209
Stockholders' equity	9,727	8,312	7,999	6,232
	12,287	11,758	12,030	9,441

Sales	4,927	7,399	7,251	5,680
Net income	$330	$491	$492	$362

Included in consulting fees and rental income on the income statement is $231, $230, $213, and $198 from Turbotec Products, Plc, for the three months ended June 30, 2009, 2008, 2007 and 2006, respectively.  Additionally, included in receivables on the balance sheet are net amounts from Turbotec Products, Plc which represents consulting fees, dividends receivable (net of an allowance) and pass-through rent amounts.  The balances are $988, $1,151, $33 and $(26) at June 30, 2009, 2008, 2007 and 2006 respectively.

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009, 2008, 2007 AND 2006
(UNAUDITED)

NOTE 5: EARNINGS PER SHARE

Earnings per share for the three months ended June 30, 2009, 2008, 2007 and 2006 have been computed based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

	Three Months Ended June 30,
	(in 000's)
	2009	2008	2007	2006
Weighted Average Shares Outstanding-Basic	4,090,306	4,080,306	4,046,361	4,002,308

Weighted Average Shares Outstanding-Diluted	4,090,306	4,080,306	4,046,361	4,002,308

NOTE 6: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of ASC 230-10.

	Three Months Ended June 30,
	(in 000's)
	2009	2008	2007	2006
Cash payments for interest	$40	$32	$32	$62

During the three months ended June 30, 2008, long – term debt of approximately $35,000 was incurred to acquire a vehicle.

NOTE 7: INVESTMENT/LOAN

The company has agreed to advance up to $300,000 to a manufacturer of commercial buildings during its start up phase.  As of June 30, 2009, $250,000 had been advanced under loans which bear interest at 10%, payable monthly, and are repayable upon the financing of the manufacturer or on August 31, 2010, whichever comes first.  As a consideration of the loan described above, shares were issued to the Company representing 6% of the manufacturer; Thermodynetics’ CEO is also serving as the manufacturer’s CEO.

NOTE 8: LINE OF CREDIT

The Company’s $1.1 million line of credit matured on July 31, 2009 and is due in full; however, the Company's bank has proposed terms for an extension of the due date and this is a continuing discussion.  Since July 31, 2009, the Company has continued to pay interest under the terms of the line of credit.

NOTE 9: FINANCIAL ACCOUNTING STANDARDS

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

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009, 2008, 2007 AND 2006
(UNAUDITED)

NOTE 10: LEGAL PROCEEDINGS

The following are the known or threatened legal proceedings:

a)
The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10, 2010.  The net effect of the judgment held that administrative fees were not payable to the Company, and that the Company was required under British law to reimburse the PLC for a substantial portion of the PLC’s legal expenses.  All administrative fees that had been paid to the Company by the PLC were credited against the dividends that had been due to the Company, and no further previously declared dividend payments are payable.  The PLC has claimed total legal costs of approximately £700,000 which are to be subject to an assessment by the court if they cannot be agreed.  The PLC will be entitled to 85% of its legal costs after assessment by the court.  On May 24, 2010, in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.  The exchange rate of pounds sterling for US dollars is approximately $1.45 per £1.

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

Item 2.	Management's Discussion in Analysis of Financial Condition and Results of Operations.

Results of Operations.

Income resulted from consulting fees and rental income in the 3, 6 and 9 month periods ended June, September and December 2006, 2007, 2008 and 2009 respectively, in roughly equal amounts while the period from April 1, 2006 through May 10, 2006 also reflected that period’s manufacturing revenues generated by Turbotec Products, Inc.

Operating expenses increased because of the legal costs involved in the litigation regarding the interpretation of the relationship agreement that was required to complete the London IPO of Turbotec in May 2006.

The equity in earnings of Turbotec Products Plc derives from the 56.32% ownership by the Company of the Plc shares.  The sale of the 43.68% interest in the Plc is included in fiscal 2007 while the sale of a different holding in an unaffiliated entity was realized in fiscal 2009.

The Company recorded net income in each of the relevant periods except in fiscal 2009 when a loss occurred in each reported period.

Rental income derives from the two buildings located in Windsor, CT that are currently rented.  The current tenants are not expected to renew their leases and the property is being actively offered for sale or rent.  There can be no assurance that a sale or rental will be consummated, nor as to the financial effect of such transactions, if any.

With respect to the impairment of the Turbotec share holdings, the issues considered are the value that is carried on the Company’s books, the price of the shares as they trade on the open market, the underlying causes of the changes in share value and the duration of the price trends of the shares.  The holdings were valued at the end of each quarterly period based on GAAP and were compared to the market value based on the quoted share price; careful consideration was given to all the issues noted above as to whether the value was impaired or not.  The prevalent determining factors of these evaluations were the time duration of the decreased valuation and the affects of the global economy and related currency fluctuations, therefore it was determined that at June 30, 2009 the impairment was temporary as the price rose subsequent to June 30 and the value had only been depressed for a few months.

The Company is seeking other entities that would be interested in obtaining assistance through consulting efforts for their organizations.  Such opportunities are possible from a modular building manufacturer that is currently seeking financing and a metal finishing company that has approached the Company’s management on a preliminary basis.  The difficulty in consummating such assignments is believed to be a result of the general sluggish economy and the lack of credit available through banks or other lenders.

Liquidity.

The Company’s working capital position was positive at June 30, September 30 and December 31, 2006 and 2007 and negative at June 30, September 30 and December 31, 2008 and 2009.  It is anticipated that future working capital will be generated by the sale of assets or from consulting assignments and rents, although no assurance can be given that these efforts will be successful.

The Company’s line of credit was due to be repaid in July 2009 and discussions with the lender as to repayment are ongoing.

Cash was generated from short term borrowings and the sale of assets as well as from fees and rents received.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company’s ability to successfully and timely develop and finance new projects, the impact of competition on the Company’s revenues, the real estate market in Connecticut, and the economy as it relates to companies seeking and able to pay for consulting services.

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

(a)	Evaluation of Disclosure Controls and Procedures -

The Company’s principal executive and principal financial officers have concluded, based on their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report, were not effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act.  Utilization of the consolidation method of accounting under GAAP rather than equity method of accounting was the result of the ineffective procedures.

(b)	Changes in Internal Controls -

There were no changes made and no corrective actions taken during the quarter ended for this report with respect to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over its financial reporting, except the utilization of the equity method of accounting in the restated financial statements.

PART II - OTHER INFORMATION
Item 6.	Exhibits.

(a)      Exhibits:

Rule 13a-14(a)/15d-14(a) Certifications:

•	Exhbit 31.(a)	Certification of Chief Executive Officer.
•	Exhbit 31.(b)	Certification of Chief Financial Officer.

Section 1350 Certifications:

•	Exhbit 32.(a)	Certification of Chief Executive Officer.
•	Exhbit 32.(b)	Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMODYNETICS, INC.

Date: June 25, 2010	By:	/s/ Robert A. Lerman
Robert A. Lerman
President and Chief Executive Officer

Date: June 25, 2010	By:	/s/ John F. Ferraro
John F. Ferraro
Treasurer and Chief Financial Officer