Form 10-Q/A
period 2009-09-30
THERMODYNETICS INC
filed 2010-06-28
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Thus, the Company hereby restates its financial statements for the fiscal periods ended September 30, 2009, 2008, 2007, and 2006, and restates its Management's Discussion and Analysis of Financial Condition and Results of Operations for the corresponding periods, by hereby amending its report on form 10-Q as had been filed November 13, 2009.  Items 1, 2 and 4T of Part I and Item 6 of Part II are hereby amended and restated in their entirety as follows:

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009, 2008, 2007 AND 2006
(UNAUDITED)
(in 000's)

	2009	#	2008	2007	2006
	(Restated)		(Restated)	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$424		$126	$333	$1,244
Marketable securities	36		52	299	-
Prepaid expenses and other current assets	1,316		39	109	351
Total current assets	1,776		217	741	1,595

PROPERTY, PLANT AND EQUIPMENT, net	3,121		3,296	3,379	3,434

DEFERRED INCOME TAXES	1,200		1,200	1,200	1,760

OTHER ASSETS
Investments - at equity	3,462		5,025	4,639	3,800
Related party receivables	111		1,286	449	(53)
Other	77		196	163	128
Total other assets	3,650		6,507	5,251	3,875

	$9,747		$11,220	$10,571	$10,664

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,087	$250	$-	$-
Accounts payable	195	186	78	32
Accrued expenses and taxes	770	248	59	135
Current portion of long-term debt	128	122	96	148
Current portion of liabilities from discontinued operations	-	-	-	71
Total current liabilities	2,180	806	233	386

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1,478	1,610	1,714	1,716
Long-term liabilities from discontinued operations	2,782	2,782	2,782	3,312
Total long-term debt	4,260	4,392	4,496	5,028

COMMITMENTS AND CONTINGENCIES	-	-	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 25,000,000 shares	46	41	40	40
Additional paid-in capital	7,262	7,138	7,116	7,237
Accumulated other comprehensive income	7	24	64	-
Deficit	(4,008)	(1,181)	(1,378)	(2,027)
	3,307	6,022	5,842	5,250

	$9,747	$11,220	$10,571	$10,664

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009, 2008, 2007 AND 2006
(UNAUDITED)
(in 000's, except for earnings per share)

	2009	2008	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

REVENUES
Consulting Fee & Rental Income	$495	$496	$461	$428
Manufacturing Sales	-	-	-	2,840

COST OF SALES	-	-	-	2,160

OPERATING EXPENSES	913	689	635	927

Income (loss) from operations	(418)	(193)	(174)	181

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	384	558	557	178

OTHER INCOME (EXPENSE)
Other, net	(151)	-	11	30
Interest expense	120	(71)	(65)	(106)
Gain on sale of stock of subsidiary	-	-	-	2,666
Realized Loss on Impairment	(2,196)	-	-	-
	(2,227)	(71)	(54)	2,590

Income (loss) before provision for income taxes	(2,261)	294	329	2,949

PROVISION FOR INCOME TAXES	4	6	(149)	107

Income (loss) from continuing operations	(2,265)	288	478	2,842

DISCONTINUED OPERATIONS
Loss from discontinued operations including gain on extinguishment
of debt of $605,929	-	-	-	(9)
Net loss on discontinued operations	-	-	-	(9)

Net income (loss)	(2,265)	288	478	2,833

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(18)	(14)	62	-

Comprehensive income (loss)	$(2,283)	$274	$540	$2,833

EARNINGS PER COMMON SHARE	$(0.52)	$0.07	$0.12	$0.71

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009, 2008, 2007 AND 2006
(UNAUDITED)
(in 000's)

	2009	2008	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,265)	$288	$478	$2,833
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	97	88	87	90
Earnings in unconsolidated subsidiary	(335)	(505)	(273)	(150)
Realized loss on impairment	2,196	-	-
Gain on sale of stock of subsidiary	-	-	-	(2,666)
Deconsolidation of subsidiary, net of cash	-	-	-	117
Increase (decrease) in deferred tax liability	-		-	(720)
Issuance of stock	129	-	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-	-	(1,147)
Decrease (increase) in inventories	-	-	-	1,090
(Increase) decrease in prepaid expenses and other current assets	(731)	(15)	(72)	240
(Increase) decrease in other assets		(30)	-	41
Increase (decrease) in accounts payable	(10)	105	41	(380)
Increase (decrease) in accrued expenses and taxes	217	38	(29)	248
Net cash provided by (used in) operating activities	(702)	(31)	232	(404)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4)	(17)	-	(66)
(Purchase) proceeds - marketable securities	(3)	194	(21)	-
Net cash porivded by (used in) investing activities	(7)	177	(21)	(66)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (increase) decrease in related party receivable	778	(288)	(440)	56
Proceeds from issuance of stock	-	-	-	3,213
Proceeds from short-term borrowings	25	150	-	176
Principal payments on debt and capital lease obligations	(66)	(58)	(52)	(1,731)
Net cash provided by (used in) financing activities	737	(196)	(492)	1,714

NET INCREASE (DECREASE) IN CASH	28	(50)	(281)	1,244

CASH, beginning of year	475	176	614	-

CASH, end of year	$503	$126	$333	$1,244

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009, 2008, 2007 AND 2006
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the six months ended September 30, 2009, 2008, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3: RESTATEMENT

The accompanying financial statements have been restated to utilize the equity method of accounting for the May 2006 sale of 43.68% of Turbotec Products, Plc and subsequent reporting for the remaining 56.32% interest in Turbotec Products, Plc.  Previously the Company utilized the consolidation method of accounting under Generally Accepted Accounting Principles ("GAAP).  A summary of the effects of this change is shown in the following schedules.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009, 2008, 2007 AND 2006

	As Restated				As Previously Reported				Change
	2009	2008	2007	2006	2009	2008	2007	2006	2009	2008	2007	2006

ASSETS
CURRENT ASSETS
Cash	$424	$126	$333	$1,244	$2,408	$1,299	$333	$1,245	$(1,984)	$(1,173)	$-	$(1)
Marketable securities	36	52	299	-	36	52	299	-	-	-	-	-
Inventories	-	-	-	-	3,725	4,035	3,897	3,653	(3,725)	(4,035)	(3,897)	(3,653)
Prepaid expenses and other current assets	1,316	39	109	351	531	314	396	529	785	(275)	(287)	(178)
Total current assets	1,776	217	741	1,595	6,700	5,700	4,925	5,427	(4,924)	(5,483)	(4,184)	(3,832)

PROPERTY, PLANT AND EQUIPMENT, net	3,121	3,296	3,379	3,434	8,295	7,962	7,617	7,221	(5,174)	(4,666)	(4,238)	(3,787)

DEFERRED INCOME TAXES	1,200	1,200	1,200	1,760	980	980	980	1,760	220	220	220	-

OTHER ASSETS
Investments - at equity	3,462	5,025	4,639	3,800	-	-	-	-	3,462	5,025	4,639	3,800
Related party receivables	111	1,286	449	(53)	-	-	-	-	111	1,286	449	(53)
Other	77	196	163	128	178	297	258	228	(101)	(101)	(95)	(100)
Total other assets	3,650	6,507	5,251	3,875	178	297	258	228	3,472	6,210	4,993	3,647

TOTAL ASSETS	$9,747	$11,220	$10,571	$10,664	$16,153	$14,939	$13,780	$14,636	$(6,406)	$(3,719)	$(3,209)	$(3,972)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,087	$250	$-	$-	$1,087	$250	$-	$-	$-	$-	$-	$-
Accounts payable	195	186	78	32	1,364	2,384	1,975	2,308	(1,169)	(2,198)	(1,897)	(2,276)
Accrued expenses and taxes	770	248	59	135	1,077	655	772	311	(307)	(407)	(713)	(176)
Current portion of long-term debt	128	122	96	148	270	301	187	467	(142)	(179)	(91)	(319)
Current portion of liabilities from discontinued operations	-	-	-	71	-	-	-	71	-	-	-	-

Total current liabilities	2,180	806	233	386	3,798	3,590	2,934	3,157	(1,618)	(2,784)	(2,701)	(2,771)

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1,478	1,610	1,714	1,716	1,602	1,866	2,126	1,884	(124)	(256)	(412)	(168)
Long-term liabilities from discontinued operations	2,782	2,782	2,782	3,312	2,782	2,782	2,782	3,364	-	-	-	(52)
Total long-term liabilities	4,260	4,392	4,496	5,028	4,384	4,648	4,908	5,248	(124)	(256)	(412)	(220)

DEFERRED INCOME TAXES	-	-	-	-	333	189	346	908	(333)	(189)	(346)	(908)

COMMITMENTS AND CONTINGENCIES	-	-	-	-	-	-	-	-	-	-	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 25,000,000 shares	46	41	40	40	46	41	40	40	-	-	-	-
Additional paid-in capital	7,262	7,138	7,116	7,237	7,262	7,138	7,116	7,237	-	-	-	-
Accumulated other comprehensive income	7	24	64	-	7	26	64	-	-	(2)	-	-
Deficit	(4,008)	(1,181)	(1,378)	(2,027)	(2,450)	(1,855)	(2,079)	(2,237)	(1,558)	674	701	210
Total Thermodynetics , Inc. Stockholders Equity	3,307	6,022	5,842	5,250	4,865	5,350	5,141	5,040	(1,558)	672	701	210
Noncontrolling Interest	-	-	-	-	4,181	3,479	3,171	2,784	(4,181)	(3,479)	(3,171)	(2,784)
Total Equity	3,307	6,022	5,842	5,250	9,046	8,829	8,312	7,824	(5,739)	(2,807)	(2,470)	(2,574)

TOTAL LIABILITIES AND EQUITY	$9,747	$11,220	$10,571	$10,664	$17,561	$17,256	$16,500	$17,137	$(7,814)	$(6,036)	$(5,929)	$(6,473)

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009, 2008, 2007 AND 2006

	As Restated				As Previously Reported				Change
	2009	2008	2007	2006	2009	2008	2007	2006	2009	2008	2007	2006

REVENUES
Consulting Fee & Rental Income	$495	$496	$461	$428	-	-	-	-	$495	$496	$461	$428
Manufacturing Sales	-	-	-	2,840	$9,734	$14,929	$14,458	$11,545	(9,734)	(14,929)	(14,458)	(8,705)

COST OF SALES	-	-	-	2,160	6,670	10,416	10,509	9,106	(6,670)	(10,416)	(10,509)	(6,946)

OPERATING EXPENSES	913	689	635	927	2,714	3,448	2,849	1,773	(1,801)	(2,759)	(2,214)	(846)

Income (loss) from operations	(418)	(193)	(174)	181	350	1,065	1,100	666	(1,263)	(1,754)	(1,735)	(913)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	384	558	557	178	-	-	-	-	384	558	557	178

OTHER INCOME (EXPENSE)
Other, net	(151)	-	11	30	80	(11)	(5)	(15)	(231)	11	16	45
Interest expense	120	(71)	(65)	(106)	(82)	(82)	(80)	(144)	202	11	15	38
Gain on sale of stock of subsidiary	-	-	-	2,666	-	-	-	2,666	-	-	-	-
Realized loss on impairment	(2,196)	-	-
	(2,227)	(71)	(54)	2,590	(2)	(93)	(85)	2,507	(29)	22	31	83

Income before provision for income taxes	(2,261)	294	329	2,949	348	972	1,015	3,173	(2,609)	(678)	(686)	(224)

PROVISION FOR INCOME TAXES	4	6	(149)	107	321	466	237	215	(317)	(460)	(386)	(108)

Income (loss) from continuing operations	(2,265)	288	478	2,842	27	506	778	2,958	(2,292)	(218)	(300)	(116)

DISCONTINUED OPERATIONS
Loss from discontinued operations including gain on extinguishment of debt of $605,929	-	-	-	(9)	-	-	-	(9)	-	-	-	-
Net loss on discontinued operations	-	-	-	(9)	-	-	-	(9)	-	-	-	-

Net income (loss)	(2,265)	288	478	2,833	27	506	778	2,949	(2,292)	(218)	(300)	(116)

Less Net Income attributable to the Noncontrolling Interest	-	-	-	-	(223)	(304)	(333)	(128)	223	304	333	128

Net income (loss) attributable to Thermodynetics, Inc.	(2,265)	288	478	2,833	(196)	202	445	2,821	(2,069)	86	33	12

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(18)	(14)	62	-	(18)	(14)	62	-	-	-	-	-

Comprehensive income (loss) attributable to Thermodynetics	$(2,283)	$274	$540	$2,833	$(214)	$188	$507	$2,821	$(2,069)	$86	$33	$12

EARNINGS PER COMMON SHARE	$(0.52)	$0.07	$0.12	$0.71	$(0.05)	$0.05	$0.11	$0.70	$(0.47)	$0.02	$0.01	$0.00

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009, 2008, 2007 AND 2006

	As Restated				As Previously Reported				Change
	2009	2008	2007	2006	2009	2008	2007	2006	2009	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,265)	$288	$478	$2,833	(196)	$202	$445	$2,821	$(2,069)	$86	$33	$12
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97	88	87	90	248	241	221	196	(151)	(153)	(134)	(106)
Earnings in unconsolidated subsidiary	(335)	(505)	(273)	(150)	-	-	-	-	(335)	(505)	(273)	(150)
Net change in minority interest in subsidiary	-	-	-	-	266	327	7	128	(266)	(327)	(7)	(128)
Realized loss on impairment	2,196	-	-	-	-	-	-		2,196	-	-	-
Gain on sale of stock of subsidiary	-	-	-	(2,666)	-	-	-	(2,666)	-	-	-	-
Deconsolidation of subsidiary, net of cash	-	-	-	117	-	-			-	-
Increase (decrease) in deferred tax liability	-	-	-	(720)	(50)	(107)	11	43	50	107	(11)	(763)
Issuance of stock	129	-	-	-	129	-	-	-	-	-	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-	-	(1,147)	452	592	120	(451)	(452)	(592)	(120)	(696)
Decrease (increase) in inventories	-	-	-	1,090	(153)	(899)	(481)	(652)	153	899	481	1,742
(Increase) decrease in prepaid expenses and other assets	(731)	(15)	(72)	240	(163)	(118)	(239)	(48)	(568)	103	167	288
(Increase) decrease in other assets	-	(30)	-	41	-	-	-	-	-	(30)	-	41
Increase (decrease) in accounts payable	(10)	105	41	(380)	458	338	(120)	49	(468)	(233)	161	(429)
Increase (decrease) in accrued expenses and taxes	217	38	(29)	248	(127)	(163)	(203)	(25)	344	201	174	273
Cash provided from operating activities of discontinued operations	-	-	-	-	-	-	-	9	-	-	-	(9)
Net cash provided by (used in) operating activities	(702)	(31)	232	(404)	864	413	(239)	(596)	(1,566)	(444)	471	75

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(4)	(17)	-	(66)	(316)	(423)	(203)	(262)	312	406	203	196
(Purchase) proceeds - marketable securities	(3)	194	(21)	-	(3)	207	(21)	-	-	(13)	-	-
Net cash provided by (used in) investing activities	(7)	177	(21)	(66)	(319)	(216)	(224)	(262)	312	393	203	196

CASH FLOWS FROM FINANCING ACTIVITIES
Net (increase) decrease in related party receivable	778	(288)	(440)	56	-	-	-	-	778	(288)	(440)	56
Proceeds from issuance of stock	-	-	-	3,213	-	-	-	-	-	-	-	3,213
Proceeds from short-term borrowings	25	150	-	176	25	150	13	287	-	-	(13)	(111)
Payments of debt from stock offering proceeds	-	-	-	-	-		-	(4,619)	-	-	-	4,619
Compensation Expense from stock options	-	-	-	-	-	-	19	-	-	-	(19)
Principal payments on debt and capital lease obligations	(66)	(58)	(52)	(1,731)	(146)	(79)	105	(320)	80	21	(157)	(1,411)
Net cash provided by (used in) financing activities	737	(196)	(492)	1,714	(121)	71	137	(4,652)	858	(267)	(629)	6,366

NET INCREASE (DECREASE) IN CASH	28	(50)	(281)	1,244	424	268	(326)	(5,510)	(396)	(318)	45	6,754

CASH, beginning of year	475	176	614	-	1,984	1,062	659	-	(1,509)	(886)	(45)	-

CASH, end of year	$503	$126	$333	$1,244	$2,408	$1,330	$333	$(5,510)	$(1,905)	$(1,204)	$-	$6,754

NOTE 4: EQUITY METHOD INVESTMENT

The Company’s 56.32% investment in its unconsolidated subsidiary Turbotec Products, Plc, in which the Company exercises significant influence, is carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses.

At September 30, 2009, 2008, 2007 and 2006, the market values of the common stock investment in Turbotec Products, Plc were as follows:

Year	Carrying Value	Per Share MV	Market Value

2009	$3,462	$0.45	$3,273
2008	5,025	1.16	8,325
2007	4,639	1.78	12,850
2006	3,800	1.50	10,806

As a result of a decline in the market value of Turbotec Products, Plc at September 30, 2009, the carrying amount of the investment exceeded its market value.  Management has evaluated this decline in market value, and deemed the decline to be other than temporary as of September 30, 2009.  Accordingly, an impairment loss of $2,196 has been charged to operations during the six months ended September 30, 2009.

Following is a summary of financial position and results of operations of Turbotec Products, Plc for the six months ended:

	2009	2008	2007	2006
Current assets	$7,139	$7,565	$6,469	$5,653
Property and equipment, net	5,221	4,867	4,318	3,941
Other assets, net	101	101	95	95
Total assets	12,461	12,533	10,882	9,689

Current liabilities	1,627	2,358	1,959	1,997
Long-term Debt	103	212	475	242
Deferred liabilities	781	728	573	908
	2,511	3,298	3,007	3,147
Stockholders' equity	9,950	9,235	7,875	6,542
	12,461	12,533	10,882	9,689

Sales	14,682	22,251	20,874	17,312
Net income	$510	$1,342	$1,387	$672

Included in consulting fees and rental income on the income statement is $461, $462, $428, and $396 from Turbotec Products, Plc, for the six months ended September 30, 2009, 2008, 2007 and 2006, respectively.  Additionally, included in receivables on the balance sheet are net amounts from Turbotec Products, Plc which represents consulting fees, dividends receivable (net of an allowance) and pass-through rent amounts.  The balances are $111, $1,286, $449 and $(53) at September 30, 2009, 2008, 2007 and 2006 respectively.

NOTE 5: EARNINGS PER SHARE

Earnings per share for the six months ended September 30, 2009, 2008, 2007 and 2006 have been computed based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

	Six Months Ended September 30,
	(in 000's)
	2009	2008	2007	2006
Weighted Average Shares Outstanding-Basic	4,373,023	4,080,306	4,046,361	4,002,308
Weighted Average Shares Outstanding-Diluted	4,373,023	4,080,306	4,046,361	4,002,308

NOTE 6: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of ASC 230-10.

	Six Months Ended September 30,
	(in 000's)
	2009	2008	2007	2006
Cash payments for interest	$79	$71	$65	$106

During the six months ended September 30, 2008, long – term debt of approximately $35,000 was incurred to acquire a vehicle.

NOTE 7: INVESTMENT/LOAN

As of September 30, 2009, $300,000 had been advanced to a manufacturer of commercial buildings under loans which bear interest at 12%, payable monthly, and are repayable upon the financing of the manufacturer or on August 31, 2010, whichever comes first.  As a consideration of the loan described above, shares were issued to the Company representing 6% of the manufacturer; Thermodynetics’ CEO is also serving as the manufacturer’s CEO, and he has been issued shares equal to 5% of the manufacturer as an incentive.

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

With respect to the impairment of the Turbotec share holdings, the issues considered are the value that is carried on the Company’s books, the price of the shares as they trade on the open market, the underlying causes of the changes in share value and the duration of the price trends of the shares.  The holdings were valued at the end of each quarterly period based on GAAP and were compared to the market value based on the quoted share price; careful consideration was given to all the issues noted above as to whether the value was impaired or not.  The prevalent determining factors of these evaluations were the time duration of the decreased valuation and the affects of the global economy and related currency fluctuations, therefore it was determined that at June 30, 2009 the impairment was temporary as the price rose subsequent to June 30 and the value had only been depressed for a few months.  When evaluated during the 3 month period ended September 30, 2009, it was determined that the decrease was now other than temporary and the impairment was entered in the Company’s records as of the end of the second quarter of fiscal 2010.

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