Form 10-Q/A
period 2009-12-31
THERMODYNETICS INC
filed 2010-06-28
CIK 351902

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

Thus, the Company hereby restates its financial statements for the fiscal periods ended December 31, 2009, 2008, 2007 and 2006, and restates its Management's Discussion and Analysis of Financial Condition and Results of Operations for the corresponding periods, by hereby amends its report on form 10-Q as had been filed February 16, 2010.  Items 1, 2 and 4T of Part I and Item 6 of Part II are hereby amended and restated in their entirety as follows:

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements
THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009, 2008, 2007 AND 2006
(UNAUDITED)
(in 000's)

	2009	2008	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$220	$611	$242	$946
Marketable securities	49	52	311	-
Prepaid expenses and other current assets	872	45	60	354
Total current assets	1,141	708	613	1,300

PROPERTY, PLANT AND EQUIPMENT, net	3,079	3,252	3,354	3,493

DEFERRED INCOME TAXES	1,200	1,200	1,200	1,492

OTHER ASSETS
Investments - at equity	3,416	5,245	4,723	3,895
Related party receivables	121	1,411	613	26
Other	74	197	174	165
Total other assets	3,611	6,853	5,510	4,086

	$9,031	$12,013	$10,677	$10,371

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,087	$1,021	$-	$-
Accounts payable	210	185	27	56
Accrued expenses and taxes	1,110	416	57	(37)
Current portion of long-term debt	129	123	96	125
Current portion of liabilities from discontinued operations	-	-	-	33
Total current liabilities	2,536	1,745	180	177

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1,447	1,579	1,687	1,792
Long-term liabilities from discontinued operations	2,782	2,782	2,782	2,782
Total long-term liabilites	4,229	4,361	4,469	4,574

COMMITMENTS AND CONTINGENCIES	-	-	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized
25,000,000 shares	46	41	41	40
Additional paid-in capital	7,262	7,138	7,134	7,237
Accumulated other comprehensive income	20	24	88	-
Deficit	(5,062)	(1,296)	(1,235)	(1,657)
	2,266	5,907	6,028	5,620

	$9,031	$12,013	$10,677	$10,371

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009, 2008, 2007 AND 2006
(UNAUDITED)
(in 000's, except for earnings per share)

	2009	2008	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

REVENUES
Consulting Fee & Rental Income	$742	$724	$693	$641
Manufacturing Sales	-	-	-	2,840

COST OF SALES	-	-	-	2,160

OPERATING EXPENSES	2,240	1,265	975	1,225

Income (loss) from operations	(1,498)	(541)	(282)	96

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	363	829	851	294

OTHER INCOME (EXPENSE)
Other, net	51	55	21	64
Interest expense	(116)	(112)	(98)	(140)
Gain of sale of investment in unaffiliated company	-	-	-	-
Gain on sale of stock of subsidiary	-	-	-	2,666
Gain on extinguishment of debt	-	-	-	606
Realized Loss on Impairment	(2,196)	-	-	-
	(2,261)	(57)	(77)	3,196

Income (loss) before provision for income taxes	(3,396)	231	492	3,586

PROVISION FOR INCOME TAXES	2	38	(149)	375

Income from continuing operations	(3,398)	193	641	3,211

DISCONTINUED OPERATIONS
Loss from discontinued operations including gain on extinguishment
of debt of $605,929	-	-	-	(9)
Net income on discontinued operations	-	-	-	(9)

Net income (loss)	(3,398)	193	641	3,202

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(5)	(16)	-	-

Comprehensive income (loss)	$(3,403)	$177	$641	$3,202

EARNINGS PER COMMON SHARE	$(0.78)	$0.05	$0.16	$0.80

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009, 2008, 2007 AND 2006
(UNAUDITED)
(in 000's)

	2009	2008	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,398)	$193	$641	$3,202
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	279	131	121	124
Earnings in unconsolidated subsidiary	(289)	(745)	(377)	(295)
Realized loss on impairment	2,196	-	-
Gain on sale of stock of subsidiary	-	-	-	(2,666)
Gain on extinguishment of debt	-	-	-	(606)
Deconsolidation of subsidiary, net of cash	-	-	-	117
Increase (decrease) in deferred tax liability	-	-	-	(445)
Issuance of stock	129	-	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-	-	(1,147)
Decrease (increase) in inventories	-	-	-	1,090
(Increase) decrease in prepaid expenses and
other current assets	(288)	(20)	(23)	237
(Increase) decrease in other assets	-	(30)	(5)	4
Increase (decrease) in accounts payable	5	104	(10)	(356)
Increase (decrease) in accrued expenses and taxes	558	206	(31)	76
Net cash provided by (used in) operating activities	(808)	(161)	316	(665)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(142)	(17)	(15)	(76)
(Purchase) proceeds - marketable securities	(3)	194	10	-
Net cash provided by (used in) investing activities	(145)	177	(5)	(76)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (increase) decrease in related party receivable	768	(414)	(604)	(23)
Proceeds from issuance of stock	-	-	-	3,213
Proceeds from short-term borrowings	25	921	-	176
Principal payments on debt and capital lease obligations	(95)	(88)	(79)	(1,679)
Net cash provided by (used in) financing activities	698	419	(683)	1,687

NET INCREASE (DECREASE) IN CASH	(255)	435	(372)	946

CASH, beginning of year	475	176	614	-

CASH, end of year	$220	$611	$242	$946

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009, 2008, 2007 AND 2006
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the nine months ended December 31, 2009, 2008, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

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

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009, 2008, 2007 AND 2006

	As Restated				As Previously Reported				Change
	2009	2008	2007	2006	2009	2008	2007	2006	2009	2008	2007	2006

ASSETS
CURRENT ASSETS
Cash	$220	$611	$242	$946	$2,023	$2,000	$799	$946	$(1,803)	$(1,389)	$(557)	$-
Accounts receivable, net of allowance for doubtful
accounts	-	-	-	-	1,089	2,014	2,252	2,394	(1,089)	(2,014)	(2,252)	(2,394)
Marketable securities	49	52	311	-	49	52	311	-	-	-	-	-
Inventories					3,971	3,944	3,312	3,862	(3,971)	(3,944)	(3,312)	(3,862)
Prepaid expenses and other current assets	872	45	60	354	115	283	269	511	757	(238)	(209)	(157)
Total current assets	1,141	708	613	1,300	7,247	8,293	6,943	7,713	(6,106)	(7,585)	(6,330)	(6,413)

PROPERTY, PLANT AND EQUIPMENT, net	3,079	3,252	3,354	3,493	8,302	8,119	7,672	7,435	(5,223)	(4,867)	(4,318)	(3,942)

DEFERRED INCOME TAXES	1,200	1,200	1,200	1,492	980	980	980	1,492	220	220	220	-

OTHER ASSETS
Investments - at equity	3,416	5,245	4,723	3,895	-	-	-	-	3,416	5,245	4,723	3,895
Related party receivables	121	1,411	613	26	-	-	-	-	121	1,411	613	26
Other	74	197	174	165	255	298	255	259	(181)	(101)	(81)	(94)
Total other assets	3,611	6,853	5,510	4,086	255	298	255	259	3,356	6,555	5,255	3,827

TOTAL ASSETS	$9,031	$12,013	$10,677	$10,371	$16,784	$17,690	$15,850	$16,899	$(7,753)	$(5,677)	$(5,173)	$(6,528)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,087	$1,021	$-	$-	$1,087	$1,021	$-	$-	$-	$-	$-	$-
Accounts payable	210	185	27	56	1,362	1,738	1,171	1,898	(1,152)	(1,553)	(1,144)	(1,842)
Accrued expenses and taxes	1,110	416	57	(37)	1,338	1,041	654	193	(228)	(625)	(597)	(230)
Current portion of long-term debt	129	123	96	125	229	302	285	784	(100)	(179)	(189)	(659)
Current portion of liabilities from discontinued operations	-	-	-	33	-	-	-	33	-	-	-	-
Total current liabilities	2,536	1,745	180	177	4,016	4,102	2,110	2,908	(1,480)	(2,357)	(1,930)	(2,731)

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1,447	1,579	1,687	1,792	1,550	1,791	2,071	2,035	(103)	(212)	(384)	(243)
Long-term liabilities from discontinued operations	2,782	2,782	2,782	2,782	2,782	2,782	2,782	2,782	-	-	-	-
Total long-term liabilities	4,229	4,361	4,469	4,574	4,332	4,573	4,853	4,817	(103)	(212)	(384)	(243)

DEFERRED INCOME TAXES	-	-	-	-	387	140	366	908	(387)	(140)	(366)	(908)

COMMITMENTS AND CONTINGENCIES (Note 23)	-	-	-	-	-	-	-	-	-	-	-	-
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized
25,000,000 shares	46	41	41	40	46	41	40	40	-	-	1	-
Additional paid-in capital	7,262	7,138	7,134	7,237	7,262	7,138	7,134	7,237	-	-	-	-
Accumulated other comprehensive income	20	24	88	-	20	24	89	-	-	-	(1)	-
Deficit	(5,062)	(1,296)	(1,235)	(1,657)	(3,482)	(1,960)	(1,956)	(1,868)	(1,580)	664	721	211
Total Thermodynetics , Inc. Stockholders Equity	2,266	5,907	6,028	5,620	3,846	5,243	5,307	5,409	(1,580)	664	721	211
Noncontrolling Interest	-	-	-	-	4,203	3,632	3,214	2,857	(4,203)	(3,632)	(3,214)	(2,857)
Total Equity	2,266	5,907	6,028	5,620	8,049	8,875	8,521	8,266	(5,783)	(2,968)	(2,493)	(2,646)

TOTAL LIABILITIES AND EQUITY	$9,031	$12,013	$10,677	$10,371	$16,784	$17,690	$15,850	$16,899	$(7,753)	$(5,677)	$(5,173)	$(6,528)

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009, 2008, 2007 AND 2006

	As Restated				As Previously Reported				Change
	2009	2008	2007	2006	2009	2008	2007	2006	2009	2008	2007	2006

REVENUES
Consulting Fee & Rental Income	$742	$724	$693	$641					$742	$724	$693	$641
Manufacturing Sales				2,840	$14,682	$22,251	$20,874	$17,312	(14,682)	(22,251)	(20,874)	(14,472)

COST OF SALES	-	-	-	2,160	10,277	15,582	15,431	13,624	(10,277)	(15,582)	(15,431)	(11,464)

OPERATING EXPENSES	2,240	1,265	975	1,225	4,994	5,276	3,833	2,814	(2,754)	(4,011)	(2,858)	(1,589)

Income from operations	(1,498)	(541)	(282)	96	(589)	1,393	1,610	874	(1,651)	(2,658)	(2,585)	(1,419)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	363	829	851	294	-	-	-	-	363	829	851	294

OTHER INCOME (EXPENSE)
Other, net	51	55	21	64	23	40	(2)	613	28	15	23	(549)
Interest expense	(116)	(112)	(98)	(140)	(120)	(126)	(122)	(197)	4	14	24	57
Gain of sale of investment in unaffiliated company	-	-	-	-	-	-	-	-	-	-	-	-
Gain on sale of stock of subsidiary	-	-	-	2,666	-	-	-	2,666	-	-	-	-
				606								606
Realized loss on impairment	(2,196)
	(2,261)	(57)	(77)	3,196	(97)	(86)	(124)	3,082	32	29	47	114

Income before provision for income taxes	(3,396)	231	492	3,586	(686)	1,307	1,486	3,956	(2,710)	(1,076)	(994)	(370)

PROVISION FOR INCOME TAXES	2	38	(149)	375	318	753	423	555	(316)	(715)	(572)	(180)

Income from continuing operations	(3,398)	193	641	3,211	(1,004)	554	1,063	3,401	(2,394)	(361)	(422)	(190)

DISCONTINUED OPERATIONS
Income from discontinued operations including gain on
extinguishment of debt of $605,929	-	-	-	(9)	-	-	-	(9)	-	-	-	-
Net income on discontinued operations	-	-	-	(9)	-	-	-	(9)	-	-	-	-

Net income (loss)	(3,398)	193	641	3,202	(1,004)	554	1,063	3,392	(2,394)	(361)	(422)	(190)

Less Net Income attributable to the Noncontrolling Interest	-	-	-	-	(224)	(456)	(504)	(201)	224	456	504	201

Net income (loss) attributable to Thermodynetics, Inc.	(3,398)	193	641	3,202	(1,228)	98	559	3,191	(2,170)	95	82	11

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(5)	(16)	-	-	(5)	(16)	-	-	-	-	-	-

Comprehensive income (loss) attributable to Thermodynetics	$(3,403)	$177	$641	$3,202	$(1,233)	$82	$559	$3,191	$(2,170)	$95	$82	$11

EARNINGS PER COMMON SHARE	$(0.78)	$0.05	$0.16	$0.80	$(0.28)	$0.02	$0.14	$0.79	$(0.50)	$0.02	$0.02	$0.00

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2009, 2008, 2007 AND 2006

	As Restated				As Previously Reported				Change
	2009	2008	2007	2006	2009	2008	2007	2006	2009	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,398)	$193	$641	$3,202	(1,228)	$98	$559	$3,191	$(2,170)	$95	$82	$11
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	279	131	121	124	376	362	332	295	(97)	(231)	(211)	(171)
Earnings in unconsolidated subsidiary	(289)	(745)	(377)	(295)	-	-	-	-	(289)	(745)	(377)	(295)
Noncontrolling interest in earnings of subsidiary	-	-	-	-	288	480	50	201	(288)	(480)	(50)	(201)
Amortization of share based payment expense	-	-	-	-	-	-	-	-	-	-	-	-
Gain on sale of investments in unaffiliated companies	-	-	-	-	-	-	-	-	-	-	-	-
Realized loss in impairment	2,196	-	-	-	-	-	-		-	-	-
Gain on sale of stock of subsidiary	-	-	-	(2,666)	-	-	-	(2,666)	-	-	-	-
Gain on extinguishment of debt	-	-	-	(606)	-	-	-	(606)	-	-	-	-
Deconsolidation of subsidiary, net of cash	-	-	-	117	-		-		-
Increase (decrease) in deferred tax liability	-	-	-	(445)	4	(156)	31	311	(4)	156	(31)	(756)
Unrealized gain on marketable securities	-	-	-		-	-	-	-	-	-	-	-
Issuance of stock	129	-	-	-	129	-	-	-	-	-	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-	-	(1,147)	771	896	588	(344)	(771)	(896)	(588)	(803)
Decrease (increase) in inventories	-	-	-	1,090	(399)	(808)	104	(861)	399	808	(104)	1,951
(Increase) decrease in prepaid expenses and
other assets	(288)	(20)	(23)	237	176	(87)	(117)	(66)	(464)	67	94	303
(Increase) decrease in other assets	-	(30)	(5)	4	-	-	-	-	-	(30)	(5)	4
Increase (decrease) in accounts payable	5	104	(10)	(356)	456	(308)	(924)	(361)	(451)	412	914	5
Increase (decrease) in accrued expenses and taxes	558	206	(31)	76	134	223	(321)	(136)	424	(17)	290	212
Cash provided from operating activities of discontinued operations	-	-	-	-	-	-	-	(8)	-	-	-	8
Net cash provided by (used in) operating activities	(808)	(161)	316	(665)	707	700	302	(1,050)	(3,711)	(861)	14	268

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(142)	(17)	(15)	(76)	(451)	(666)	(369)	(575)	309	649	354	499
(Purchase) proceeds - marketable securities	(3)	194	10	-	(3)	207	-	-	-	(13)	10	-
Net cash provided by (used in) investing activities	(145)	177	(5)	(76)	(454)	(459)	(369)	(575)	309	636	364	499

CASH FLOWS FROM FINANCING ACTIVITIES
Net (increase) decrease in related party receivable	768	(414)	(604)	(23)	-	-	-	-	768	(414)	(604)	(23)
Proceeds from issuance of stock	-	-	-	3,213	-	-	18	-	-	-	(18)	3,213
Proceeds from short-term borrowings	25	921	-	176	25	921	357	657	-	-	(357)	(481)
Payments of debt from stock offering proceeds	-	-	-	-	-	-	-	(4,619)	-	-	-	4,619
Cash used to finance activities of discontinued operations	-	-	-	-	-	-	-	(21)	-	-	-	21
Compensation Expense from stock options	-	-	-	-	-	-	28		-	-	(28)
Principal payments on debt and capital lease obligations	(95)	(88)	(79)	(1,679)	(239)	(188)	(196)	(201)	144	100	117	(1,478)
Net cash provided by (used in) financing activities	698	419	(683)	1,687	(214)	733	207	(4,184)	912	(314)	(890)	5,871

NET INCREASE (DECREASE) IN CASH	(255)	435	(372)	946	39	974	140	(5,809)	(294)	(539)	(512)	6,755

CASH, beginning of year	475	176	614	-	1,984	1,062	659	-	(1,509)	(886)	(45)	-

CASH, end of year	$220	$611	$242	$946	$2,023	$2,036	$799	$(5,809)	$(1,803)	$(1,425)	$(557)	$6,755

NOTE 4: EQUITY METHOD INVESTMENT

The Company’s 56.32% investment in its unconsolidated subsidiary Turbotec Products, Plc, in which the Company exercises significant influence, is carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses.

At December 31, 2009, 2008, 2007 and 2006, the market values of the common stock investment in Turbotec Products, Plc were as follows:

Year	Carrying Value	Per Share MV	Market Value

2009	$3,416	$0.44	$3,160
2008	5,245	0.67	4,804
2007	4,723	1.64	11,886
2006	3,895	1.36	9,821

As a result of a decline in the market value of Turbotec Products, Plc at September 30, 2009, the carrying amount of the investment exceeded its market value.  Management evaluated this decline in market value, and deemed the decline to be other than temporary as of September 30, 2009.  Accordingly, an impairment loss of $2,196 has been charged to operations during the nine months ended December 31, 2009.

Following is a summary of financial position and results of operations of Turbotec Products, Plc for the nine months ended:

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

Included in consulting fees and rental income on the income statement is $690, $672, $643, and $593 from Turbotec Products, Plc, for the nine months ended December 31, 2009, 2008, 2007 and 2006, respectively.  Additionally, included in receivables on the balance sheet are net amounts from Turbotec Products, Plc which represents consulting fees, dividends receivable (net of an allowance) and pass-through rent amounts.  The balances are $121, $1,411, $613 and $26 at December 31, 2009, 2008, 2007 and 2006 respectively.

NOTE 5: EARNINGS PER SHARE

Earnings per share for the nine months ended December 31, 2009, 2008, 2007 and 2006 have been computed based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are as follows:

	Nine Months Ended December 31, (in 000's)
	2009	2008	2007	2006
Weighted Average Shares Outstanding-Basic	4,373,023	4,080,306	4,051,906	4,023,261
Weighted Average Shares Outstanding-Diluted	4,373,023	4,080,306	4,051,906	4,023,261

NOTE 6: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of ASC 230-10.

	Nine Months Ended December 31,
	(in 000's)
	2009	2008	2007	2006
Cash payments for interest	$116	$112	$98	$140

During the nine months ended December 31, 2008, long – term debt of approximately $35,000 was incurred to acquire a vehicle.  During the nine months ended December 31, 2006, long – term debt of approximately $83,000 was incurred to acquire a vehicle

NOTE 7: INVESTMENT/LOAN

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