Form 10-K/A
period 2010-03-31
THERMODYNETICS INC
filed 2010-07-08
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
OR

[     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of Class
Common Stock $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Thermodynetics, Inc.
Amended 2009 Annual Report on Form 10-K/A

AMENDMENT:

On March 31, 2010, the Audit Committee of the Company's Board of Directors and the Company's management concluded that the equity method of accounting for the May 2006 sale of 43.68% of Turbotec Products, Plc ("Turbotec") and subsequent reporting for the remaining 56.32% interest in Turbotec is the proper method to utilize.  Previously the Company utilized the consolidation method of accounting under Generally Accepted Accounting Principles ("GAAP").  In the course of a routine Securities and Exchange Commission ("SEC") review of the Company's prior periodic filings, the SEC issued comments identifying possible incorrect applications of certain accounting principles.  As a result of the SEC staff comments, the Company reconsidered its accounting method and agreed consolidating Turbotec into its financial statements subsequent to the May, 2006 Turbotec stock offering was inappropriate.  Therefore, the Company on June 11, 2010 restated its annual and quarterly financial statements since May, 2006 utilizing the equity method of accounting.  Further, due to the deconsolidation of Turbotec, the business description and its management's discussion and analysis require corresponding restatements to address the effects of the deconsolidation.

A complete amendment and restatement of the amended form 10-K reporting events through July 13, 2009 is hereby submitted in its entirety as follows:

PART I

Item 1.	Business.

(a)           Business Development - Thermodynetics, Inc. (the "Company") was incorporated in Delaware in 1981 and reincorporated by merger in Nevada in 2008.

At July 13, 2009 the Company was engaged in managing its real estate and business holdings, and offering consulting services to and investing in other companies.  The Company competes with other companies which have been established for a longer period of time, are larger, and possess substantially greater financial resources and substantially larger staffs.  No assurances can be given that the Company will be able to successfully compete with such firms.  The Company owns two commercial buildings which it leases to two commercial/industrial tenants; the leases expire on August 31, 2010 and March 31, 2011.  The loss of both tenants is expected to have a material adverse effect upon the Company.

Prior to the May 2006 London initial public offering ("IPO") described below, the Company was principally engaged in the manufacture of spirally fluted metal tubes used for a variety of heat transfer applications through its then subsidiary, Turbotec Products, Inc. ("Turbotec").  After the IPO, Turbotec and its new parent, Turbotec Products Plc (the “PLC"), operated independently of the Company as a requirement of the UK underwriter and as a result of the April 28, 2006 Relationship Agreement (“RA”).  The RA became the subject of litigation between the Company and the PLC described in Item 3 herein.  At July 13, 2009, the Company owned 7,212,407 shares of the PLC, constituting 56.32% of the PLC.

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

The Company has a significant tax loss carryforward, which tax loss carryforward is believed to be of significant value.  The Company is seeking a merger partner to utilize the tax loss carryforward.

Turbotec Investment and London IPO

In December 2005, the Company formed the PLC as a 100% owned subsidiary organized in the United Kingdom and contributed 100% of the outstanding shares of Turbotec to the PLC.  In 2006 an offering and sale of 43.68% of the PLC was sold through the IPO.  The PLC ordinary shares are trading under the symbol “TRBO” on the Alternative Investment Market (“AIM Market”) of the London Stock Exchange.  As of July 13, 2009 an aggregate of 12,806,773 ordinary shares of the PLC were issued and outstanding.

Under the terms of the RA, the Company and its directors had agreed to certain limitations of the Company's voting rights.  The RA contained provisions whereby Turbotec was to conduct its business independently of the Company, and contained other restrictive provisions which are in dispute.  See Item 3 herein.

The Company maintains its registered U.S. trademark "THERMODYNETICS®" and believes such mark to be valuable.

Subsidiaries.

TPI Systems, Inc. ("TPI") and National Energy Systems, Inc. ("NES") 100% owned subsidiaries have been dormant with little or no activity for many years.  In 2003, the Company financed the acquisition of Vulcan Industries, Inc. ("Vulcan") as an operating subsidiary.  In September, 2005, Vulcan was closed and liquidated.  The Company restructured its debt in November, 2005.  A further loan restructuring along with significant debt repayments were made in May 2006 as a result of the proceeds from the IPO.  In December 2006, the Company refinanced its remaining debt obligations with its current bank.  See item 1(b)(13).

The Company does not have majority control over any manufacturing concern, and as such, it has no foreign operations, no inventory, does not export products or services, its present business is not seasonal in nature nor does the Company offer or produce any products.  The Company does not have any patents.  The Company's business does not and is not expected to involve contracts or subcontracts with the United States government.  The Company is not conducting any research and development.  During the fiscal year ended March 31, 2009, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

At July 13, 2009, the Company had 2 salaried employees and 1 part-time employee compensated on an hourly basis.

Working Capital Items - At March 31, 2009, the Company had a negative working capital position of $4,351,530.  See Item 7 herein.

At March 31, 2009, the Company's material credit facilities consisted of:  The Company’s bank has provided a revolving line of credit dated December 21st, 2006 with a maximum credit limit of $1,100,000; this revolving line of credit provides for borrowings on a demand basis with interest payable at the bank’s prime rate.  At March 31, 2009 the principal balance due under this line of credit was $1,062,000 which subsequently matured on July 31, 2009; at July 13, 2009, the bank and the Company are in discussions with respect to repayment or further extensions of the line of credit.  The credit facility is secured by the Company’s Day Hill Road facility.

Item 1A.	Risk Factors.

Not required.

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

Item 1B.	Unresolved Staff Comments.

Not required.

Item 2.	Properties.

Facilities:

The Company's executive offices are located at its approximately 55,000 square foot one story building (of which 40,000 sq. ft. was constructed in 1981 and a 15,000 sq. ft. addition was constructed in 2000) on a six acre site located at 651 Day Hill Road, Windsor, Connecticut.  Turbotec's manufacturing operations are also located at the Day Hill facility.  The Day Hill facility is a steel frame structure with polystyrene and stucco outer walls, has parking for approximately 115 cars and contains approximately 45,000 square feet of factory space and approximately 10,000 square feet of office space.  The Day Hill facility is owned by the Company in fee simple and is subject to a $900,000 mortgage term note for the Day Hill Road facility, payable in 120 equal monthly installments of $3,750 plus interest through December 2016 with the balance due at that time.  At March 31, 2009 the interest rate in effect was 7.5% and the unpaid balance was $798,750.  See Notes 10 and 11 of Notes to Financial Statements.

The Company owns in fee simple a light manufacturing multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site.  The Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block outer walls, has parking for approximately 95 cars and contains approximately 28,500 square feet of factory space.  The Company's Baker Hollow facility is subject to a $1,000,000 ten year mortgage from its bank which is due August 2011 with an interest rate of 6.9%.  At March 31, 2009 the Company owed $799,860 under such mortgage.

Leases:
The Company, as lessor, and Turbotec, as the lessee, entered into two five year real estate leases effective May 8th, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT.  The five-year term of both leases terminate on March 31st, 2011 with extension options.  Rent charges with respect to the 651 Day Hill Road property equaled to seven dollars per square foot in years one and two, escalating by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $36,333 monthly in year five.  Rent charges with respect to the 50 Baker Hollow Road property were equal to $5.50 per square foot in year one, escalating by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $9,208 monthly in year five.  The Company and Turbotec Products are currently litigating with respect to monies owed and encroachment issues under the leases.  See Item 3 "Legal Proceedings" herein.  That lease will expire March 31st, 2011.

The Company has reserved from the Turbotec Windsor leases, and continues to use, its existing executive office space in the Day Hill facility, and additional office/storage space in the Baker Hollow facility.  See Item 3 "Legal Proceedings" herein.

The Company is currently leasing approximately 11,500 square feet of the Baker Hollow facility to an unaffiliated third-party with monthly rental of $5,750, triple net which lease will expire August 31, 2010.

The Company built the Day Hill facility and the Baker Hollow facility for the operating needs of Turbotec, not for investment purposes.  The stated intention by Turbotec to relocate its operations to North Carolina leaving the Company without its significant and primary tenant will have a material adverse effect on the Company’s revenues and liabilities.  The Company is actively seeking a purchaser or tenant for either or both buildings.

Vehicles

The Company has an $83,464 term loan dated December 1, 2006, which is payable in 60 monthly installments of $1,628 including principal and interest at 6.39%.  The unpaid balance at March 31, 2009 was $49,149.  The note is secured by a vehicle.  The Company has a second term loan in the amount of $34,557 dated May 6, 2008, which is payable in 36 monthly installments of $974 including principal and interest at 1%.  The unpaid balance at March 31, 2009 was $24,096.

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

Item 3.	Legal Proceedings.

At July 13, 2009 there are no material legal proceedings known or threatened against the Company, except:

(a)           The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc regarding the PLC’s non-payment of dividends payable to Thermodynetics and the PLC’s attempt to off-set that dividend against administrative fees payable to the Company under their Relationship Agreement of April 28, 2006.  The PLC declared and paid dividends in cash to the other shareholders, but not to Thermodynetics, as follows:  August 24, 2007 in the amount of 5.8 cents per share, December 12, 2007 in the amount of 2.3 cents per share and March 28, 2008 in the amount of 4.4 cents per share.  Thermodynetics owns 7,212,407 ordinary shares of the PLC; the unpaid dividends equal $884,162.  Thermodynetics’ solicitors in the United Kingdom share the view as expressed in the written opinion of the Queen’s Counsel representing Thermodynetics that the legal positions taken by Thermodynetics are the correct ones and that Thermodynetics is likely to prevail at trial, and therefore Thermodynetics does not view the risk of loss to be probable or material at July 13, 2009.

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

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

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

(d)           Securities Authorized for Issuance under Equity Compensation Plans.  The following table sets forth as of March 31, 2009, compensation plans under which equity securities of the Company are authorized for issuance:

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

(e)           Recent Sales of Unregistered Securities - The Company has not made any sales of any unregistered securities within the past three (3) years at fiscal year ended March 31, 2009 other than (a) shares sold under the Company’s 401(k) plan.  The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was under §4(2) of the Act not involving a public offering and Regulation S under the Act.

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Income resulted from consulting fees and rental income in fiscal years 2007, 2008 and 2009 respectively, in roughly equal amounts while the period from April 1, 2006 through May 10, 2006 also reflected that period’s manufacturing revenues generated by Turbotec Products, Inc.

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

The Company recorded net income in each of fiscal years 2007 and 2008 except in fiscal 2009 when a loss occurred in that fiscal year.

Rental income derives from the two buildings located in Windsor, CT that are currently rented.  The current tenants are not expected to renew their leases and the property is being actively offered for sale or rent.  There can be no assurance that a sale or rental will be consummated, nor as to the financial effect of such transactions, if any.

With respect to the impairment of the Turbotec share holdings, the issues considered are the value that is carried on the Company’s books, the price of the shares as they trade on the open market, the underlying causes of the changes in share value and the duration of the price trends of the shares.  The holdings were valued at the end of each reporting period based on GAAP and were compared to the market value based on the quoted share price; consideration was given to all the issues noted above as to whether the value was impaired or not.  The prevalent determining factors of these evaluations were the time duration of the decreased valuation and the affects of the global economy and related currency fluctuations, therefore it was determined that at March 31, 2009 the impairment was temporary.

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

Liquidity.

The Company’s working capital position was positive at March 31, 2007 and negative at March 31, 2008 and 2009.  It is anticipated that future working capital will be generated by the sale of assets or from consulting assignments and rents, although no assurance can be given that these efforts will be successful.

At July 13, 2009, the Company’s line of credit was due to be repaid in July 2009 and discussions with the lender as to repayment and extension are ongoing.

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

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

Item 9A(T).	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures -

The Company’s principal executive and principal financial officers believe, based on their evaluation, that as of March 31, 2009 the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) were not effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act.  Utilization of the consolidation method of accounting under GAAP rather than the equity method of accounting was the result of the ineffective procedures.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting –

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, an evaluation of the effectiveness of our control over financial reporting was conducted based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation under the framework, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009.  Utilization of the consolidation method of accounting under GAAP rather than equity method of accounting was the result of the ineffective procedures.

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

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

There were no changes made and no corrective actions taken during the fourth quarter of fiscal year 2009 with respect to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over its financial reporting, except the utilization of the equity method of accounting in the restated financial statements.

Item 9.B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a)           At June 9, 2009 the executive officers and directors of the Company were:

Name	Born	Position	Officer or Director Since

John F. Ferraro	1934	Chairman of the Board, Treasurer, Chief Financial Officer, and Secretary	1979
Robert A. Lerman	1935	President, Chief Executive Officer and Director	1979
John J. Hughes	1926	Director	2003
Fred H. Samuelson	1931	Director	2003

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

Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in Mathematics, Adelphi College (1961), and Master of Science in Electrical Engineering, University of Connecticut (1964).  In 1979, Mr. Lerman was elected Treasurer and a Director, in 1980 President of the Company and was appointed Chief Executive Officer in 2002.  Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York.  In 1998 Mr. Lerman became a Director of Bio Minerals n.v. and resigned his position in June 2009.  Mr. Lerman was appointed in June 2008 as Chairman and a director of Tower Acquisitions Limited.  Mr. Lerman was appointed in February 2009 as president, CEO and a director of Tower Structures, Inc.  See Item 13 “Certain Relationships”.

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

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

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the forms submitted to the Company during and with respect to the most recent fiscal year, the Company is not aware that any report required by §16(a) of the Exchange Act to be filed by any director, officer or principal shareholder that was not filed on a timely basis.

Item 11.	Executive Compensation.

(a)-(b)           Summary Compensation Table - The following table sets forth on an accrual basis for the most recently ended two fiscal years, the remuneration of each of the Company's officers whose remuneration exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Thermodynetics
Robert A. Lerman(1) President, CEO & Director	2009	276,553	0	0	0	0	0	6,087	282,640
	2008	267,289	100,000	0	0	0	0	18,047	385,336
John F. Ferraro (1) Chairman of the Board, Treasurer and CFO, Secretary & Director	2009	208,628	0	0	0	0	0	6,089	214,717
	2008	200,792	0	0	0	0	0	6,466	207,258

Notes:
(1)  See (1) in sub-item (c) Narrative Disclosure to Summary Compensation Table.

(c)            Narrative Disclosure to Summary Compensation Table.

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

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

However, in 2009 the Compensation Committee had requested, and Messrs. Ferraro and Lerman agreed, to reduce their respective salaries twenty-five (25%) percent from April 1, 2009 through March 31, 2010, and in consideration of such cash deferrals such committee recommended that a stock bonus award of 150,000 and 300,000 shares to those two officers, respectively, be issued; both stock bonuses were issued in August 2009.

(2) Remuneration -For the fiscal year ending March 31, 2010, the Company anticipates paying aggregate direct remuneration (based on current salaries and anticipated bonuses) of approximately $325,000 to all officers as a group (two persons) of which Mr. Lerman will be paid approximately $225,000, and Mr. Ferraro will be paid approximately $150,000.

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

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

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

(h)           Other Plans and Employment Contracts - The Company does not have any other pension or similar plan.  See Item 11(a) at footnotes (1) and (3) therein as to the Company's employment contracts with Messrs. Lerman and Ferraro, which provide for the terms of their compensation and disability and termination payment provisions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 9, 2009, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director, by each officer named in the Summary Compensation Table and by all officers and directors of the Company as a group.

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned
THERMODYNETICS (1) Directors and Officers
Robert A. Lerman	1,058,999 shs (2)	25.9%
John F. Ferraro	831,341 shs (3)	20.3%
John J. Hughes	18,500 shs	0.5%
Fred H. Samuelson	18,500 shs	0.5%

Directors and Officers
All above listed officers and directors as a group (four persons)	1,927,340 shs	47.2%

Other 5% Shareholders
Turbotec Products, Inc. 401(k) Retirement Savings Plan	298,156 shs	7.3%

(1)	The address of all officers and directors of the Company is c/o Thermodynetics, Inc., 651 Day Hill Road, Windsor, CT 06095.

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

(i)           Tower Acquisitions.  Tower Acquisitions Limited (“TAL”) was incorporated in England in June 2008 primarily to acquire, finance and operate other businesses.  (i) Robert A. Lerman, the president, CEO and a director of the Company, in 2008 became Chairman and a director of TAL.  The Company, Mr. Lerman, and one UK individual (Irving Goldstein) were the original three founders of TAL, owning one-third each of its outstanding equity; each of the founders at July 13, 2009 own approximately 18% of the outstanding equity of TAL.  The Company and each founder invested approximately $36,000 for its ownership stake in TAL; (ii) TAL acquired HenMar International from one of TAL’s founders, Irving Goldstein, and from Mark O’Callaghan, for a purchase price of £150,000 plus shares of stock of TAL resulting in the 3 founders and Mr. O’Callaghan each owning an equal amount of the outstanding shares.  Henmar previously assisted the Company in its 2006 stock placing of its Turbotec subsidiary on the London AIM market; and previously received 31,579 shares of common stock of the Company as compensation.  (iii) Kenneth B. Lerman, Esquire through his law firm provides legal services to the Company; he is the son of Robert A. Lerman.  Attorney Lerman acquired for $15,000 less than a 1% stake in the equity of TAL.

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

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

(b)           Director Independence.  At March 31, 2009, Messrs. John J. Hughes and Fred H. Samuelson are independent directors of the Company.  In making this determination, the Board used the criteria of applicable NASDAQ rules to determine their independence.  Messrs. Hughes and Samuelson are members of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees and under the criteria of applicable NASDAQ rules are also independent members of such Committees.  In determining their independence, the Board of Directors did not consider any transaction, relationship or arrangement under the independence definition of the NASDAQ rules.  Messrs. Lerman and Ferraro are also members of the Nominating/Corporate Governance Committee but are not independent under the criteria of the applicable NASDAQ rules as they are officers of the Company.

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

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

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

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets - March 31, 2009 and March 31, 2008.

Consolidated Statements of Operations - For The Years Ended March 31, 2009 and 2008.

Consolidated Statements of Stockholders' Equity - For The Years Ended March 31, 2009 and 2008.

Consolidated Statements of Cash Flows - For The Years Ended March 31, 2009 and 2008.

Notes to Consolidated Financial Statements

(b)           Exhibits

(3)(a)	Articles of Incorporation, as filed with the Nevada Secretary of State. (a)
(3)(b)	Articles of Merger, as filed with the Nevada Sec. of State. (b)
(3)(c)	Certificate of Merger, as filed with the Delaware Secretary of State. (c)

(3)(b)                      By-Laws. (d)

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A

(10.1)	Loan and Security Agreement dated February 20, 2009 between the Company and Tower Structures, Inc. (i)

(11)(i)	Calculations of Earnings Per Common Share. This information is presented in Note 13 to the Financial Statements.

(14.1)	Code of Ethics. (e)

(21)	Subsidiaries.

(31.a)	CEO Certification

(31.b)	CFO Certification

(32.a)	CEO Certification

(32.b)	CFO Certification

(99.a)	Audit Committee Charter (f)

(99.b)	Compensation Committee Charter (g)

(99.c)	Nominating Committee/Corporate Governance Charter (h)

Incorporated by Reference to:

(a)	Appendix C to Proxy Statement for October 21, 2008 Annual Meeting filed September 15, 2008 (File No. 0-10707)
(b)	Appendix B to Proxy Statement for October 21, 2008 Annual Meeting filed September 15, 2008 (File No. 0-10707)
(c)	Appendix E to Proxy Statement for October 21, 2008 Annual Meeting filed September 15, 2008 (File No. 0-10707)
(d)	Appendix D to Proxy Statement for October 21, 2008 Annual Meeting filed September 15, 2008 (File No. 0-10707)
(e)	Exhibit 14.1 to Annual Report on Form 10-Ksb for fiscal year ended 2004 filed July 29th, 2005 (File No. 0-10707)
(f)	Exhibit 99.a to Annual Report on Form 10-Ksb for fiscal year ended 2005 (File No. 0-10707)
(g)	Exhibit 99.b to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed July 29th, 2005 (File No. 0-10707)
(h)	Exhibit 99.c to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed July 29th, 2005 (File No. 0-10707)
(i)	Exhibit 10.1 to Current Report on Form 8-K filed July 9th, 2009 (File No. 0-10707)

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

YEARS ENDED MARCH 31, 2009, 2008 AND 2007

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3

Consolidated Statements of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 - F-24

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

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	2009	2008	2007
	(Restated)	(Restated)	(Restated)
REVENUES
Consulting Fees & Rental Income	$967,557	$924,380	$919,824
Manufacturing Sales	-	-	2,839,969

COST OF SALES	-	-	2,160,494

OPERATING EXPENSES	2,269,860	1,546,151	2,097,256

Income (loss) from operations	(1,302,303)	(621,771)	(497,957)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	913,536	1,147,872	751,487

OTHER INCOME (EXPENSE)
Other, net	52,331	21,509	51,130
Interest expense	(147,699)	(130,310)	(172,344)
Gain of sale of investment in unaffiliated company	328,928	-
Gain on sale of subsidiary stock	-	-	2,547,179
	233,560	(108,801)	2,425,965

Income (loss) before provision for income taxes	(155,207)	417,300	2,679,495

PROVISION FOR INCOME TAXES	39,862	30,400	95,313

Income (loss) from continuing operations	(195,069)	386,900	2,584,182

DISCONTINUED OPERATIONS
Income from discontinued operations including gain on extinguishment of debt of $605,929	-	-	597,071
Net income on discontinued operations	-	-	597,071

Net income (loss)	(195,069)	386,900	3,181,253

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(12,136)	35,090	1,600

Comprehensive income (loss)	$(207,205)	$421,990	$3,182,853

EARNINGS PER COMMON SHARE	$(0.05)	$0.10	$0.79

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

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009, 2008 AND 2007

	As Restated			As Previously Reported			Change
	2009	2008	2007	2009	2008	2007	2009	2008	2007

ASSETS
CURRENT ASSETS
Cash	$475,399	$176,068	$613,818	$1,984,092	$1,061,647	$659,238	$(1,508,693)	$(885,579)	$(45,420)
Accounts receivable, net of allowance for doubtful accounts	-	-	-	1,859,834	2,908,606	2,839,958	(1,859,834)	(2,908,606)	(2,839,958)
Marketable securities	50,767	259,332	215,521	50,767	259,332	215,521	-	-	-
Inventories	-	-	-	3,571,743	3,136,220	3,415,929	(3,571,743)	(3,136,220)	(3,415,929)
Prepaid expenses and other current assets	583,644	25,201	37,462	363,418	196,359	120,880	220,226	(171,158)	(83,418)
Total current assets	1,109,810	460,601	866,801	7,829,854	7,562,164	7,251,526	(6,720,044)	(7,101,563)	(6,384,725)

PROPERTY, PLANT AND EQUIPMENT, net	3,207,949	3,329,081	3,460,309	8,226,673	7,825,326	7,635,388	(5,018,724)	(4,496,245)	(4,175,079)

DEFERRED INCOME TAXES	1,200,000	1,200,000	1,200,000	980,000	980,000	980,000	220,000	220,000	220,000

OTHER ASSETS
Investments - at equity	5,323,704	4,520,438	4,366,251	-	-	-	5,323,704	4,520,438	4,366,251
Related party receivables	889,297	997,558	8,723	-	-	-	889,297	997,558	8,723
Other	82,580	167,602	168,907	183,573	266,615	293,649	(100,993)	(99,013)	(124,742)
Total other assets	6,295,581	5,685,598	4,543,881	183,573	266,615	293,649	6,112,008	5,418,983	4,250,232

	$11,813,340	$10,675,280	$10,070,991	$17,220,100	$16,634,105	$16,160,563	$(5,406,760)	$(5,958,825)	$(6,089,572)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,062,000	$100,000	$-	$1,062,000	$100,000	$-	$-	$-	$-
Accounts payable	205,264	80,768	37,367	905,662	2,046,076	2,095,006	(700,398)	(1,965,308)	(2,057,639)
Accrued expenses and taxes	552,515	209,909	87,815	1,204,295	818,680	975,720	(651,780)	(608,771)	(887,905)
Current portion of long-term debt	110,681	111,190	95,950	306,366	290,044	228,830	(195,685)	(178,854)	(132,880)
Total current liabilities	1,930,461	501,867	221,132	3,478,323	3,254,800	3,299,556	(1,547,862)	(2,752,933)	(3,078,424)

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1,561,174	1,645,202	1,766,258	1,711,383	1,991,097	1,965,776	(150,209)	(345,895)	(199,518)
Long-term liabilities from discontinued operations	2,782,195	2,782,195	2,782,195	2,782,195	2,782,195	2,782,195	-	-	-
Total long-term	4,343,369	4,427,397	4,548,453	4,493,578	4,773,292	4,747,971	(150,209)	(345,895)	(199,518)

DEFERRED INCOME TAXES	-	-	-	383,000	296,000	335,000	(383,000)	(296,000)	(335,000)

COMMITMENTS AND CONTINGENCIES (Note 23)	-	-	-	-	-	-	-	-	-

MINORITY INTEREST	-	-	-	3,914,836	3,152,001	3,163,545	(3,914,836)	(3,152,001)	(3,163,545)

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 25,000,000 shares	40,903	40,803	40,463	40,903	40,803	40,463	-	-	-
Additional paid-in capital	7,138,403	7,137,803	7,115,523	7,138,403	7,137,803	7,115,523	-	-	-
Accumulated other comprehensive income	24,554	36,690	1,600	24,554	36,690	1,600	-	-	-
Deficit	(1,664,349)	(1,469,280)	(1,856,180)	(2,253,497)	(2,057,284)	(2,543,095)	589,148	588,004	686,915
Total stockholders' equity	5,539,511	5,746,016	5,301,406	4,950,363	5,158,012	4,614,491	589,148	588,004	686,915

	$11,813,340	$10,675,280	$10,070,991	$17,220,100	$16,634,105	$16,160,563	$(5,406,760)	$(5,958,825)	$(6,089,572)

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	As Restated			As Previously Reported			Change
	2009	2008	2007	2009	2008	2007	2009	2008	2007

REVENUES
Consulting Fees & Rental Income	$967,557	$924,380	$919,824	$-	$-	$-	$967,557	$924,380	$919,824
Manufacturing Sales	-	-	2,839,969	26,985,712	28,020,878	23,529,748	(26,985,712)	(28,020,878)	(20,689,779)

COST OF SALES	-	-	2,160,494	19,052,789	20,212,772	18,439,961	(19,052,789)	(20,212,772)	(16,279,467)

OPERATING EXPENSES	2,269,860	1,546,151	2,097,256	6,691,137	5,637,045	4,258,436	(4,421,277)	(4,090,894)	(2,161,180)

Income from operations	(1,302,303)	(621,771)	(497,957)	1,241,786	2,171,061	831,351	(2,544,089)	(2,792,832)	(1,329,308)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	913,536	1,147,872	751,487	-	-	-	913,536	1,147,872	751,487

OTHER INCOME (EXPENSE)
Other, net	52,331	21,509	51,130	35,000	(8,509)	26,225	17,331	30,018	24,905
Interest expense	(147,699)	(130,310)	(172,344)	(164,310)	(162,831)	(250,562)	16,611	32,521	78,218
Gain of sale of investment in unaffiliated company	328,928	-		328,928	-		-	-	-
Gain on sale of stock	-	-	2,547,179	-	-	2,547,179	-	-	-
	233,560	(108,801)	2,425,965	199,618	(171,340)	2,322,842	33,942	62,539	103,123

Income before provision for income taxes	(155,207)	417,300	2,679,495	1,441,404	1,999,721	3,154,193	(1,596,611)	(1,582,421)	(474,698)

PROVISION FOR INCOME TAXES	39,862	30,400	95,313	1,006,462	863,000	950,000	(966,600)	(832,600)	(854,687)

MINORITY INTEREST	-	-	-	(631,155)	(688,722)	(306,926)	631,155	688,722	306,926

Income from continuing operations	(195,069)	386,900	2,584,182	(196,213)	447,999	1,897,267	1,144	(61,099)	686,915

DISCONTINUED OPERATIONS
Income from discontinued operations including gain on extinguishment of debt of $605,929	-	-	597,071	-	-	597,071	-	-	-
Net income on discontinued operations	-	-	597,071	-	-	597,071	-	-	-

Net income (loss)	(195,069)	386,900	3,181,253	(196,213)	447,999	2,494,338	1,144	(61,099)	686,915

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(12,136)	35,090	1,600	(12,136)	35,090	1,600	-	-	-

Comprehensive income (loss)	$(207,205)	$421,990	$3,182,853	$(208,349)	$483,089	$2,495,938	$1,144	$(61,099)	$686,915

EARNINGS PER COMMON SHARE	$(0.05)	$0.10	$0.79	$(0.05)	$0.11	$0.62	$0.00	$(0.01)	$0.17

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
MARCH 31, 2009, 2008 AND 2007

	As Restated			As Previously Reported			Change
	2009	2008	2007	2009	2008	2007	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(195,069)	$386,900	$3,181,253	$(196,213)	$447,999	$2,494,338	$1,144	$(61,099)	$686,915
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	180,806	162,588	135,483	523,605	456,209	381,833	(342,799)	(293,621)	(246,350)
Earnings in unconsolidated subsidiary	(803,266)	(1,055,725)	(682,990)				(803,266)	(1,055,725)	(682,990)
Net change in minority interest in subsidiary	-	-	-	762,835	(11,544)	306,926	(762,835)	11,544	(306,926)
Amortization of share based payment expense	-	-	-	-	37,812	-	-	(37,812)	-
Gain on sale of investments in unaffiliated companies	(328,928)	-	-	(328,928)	-	-	-	-	-
Deconsolidation of subsidiary, net of cash	-	-	117,340	-	-	-	-	-	117,340
Gain on sale of stock	-	-	(2,547,179)	-	-	(2,547,179)	-	-	-
Gain on extinguishment of debt	-	-	(605,750)	-	-	(605,750)	-	-	-
Increase (decrease) in deferred tax liability	-	-	(305,000)	87,000	(39,000)	250,000	(87,000)	39,000	(555,000)
Unrealized gain on marketable securities	-	-	-	-	35,090	1,600	-	(35,090)	(1,600)
Issuance of stock	-	18,750	-	-	18,750	-	-	-	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-	(1,146,991)	1,048,772	(68,648)	(789,444)	(1,048,772)	68,648	(357,547)
Decrease (increase) in inventories	-	-	1,089,921	(435,523)	279,709	(414,173)	435,523	(279,709)	1,504,094
(Increase) decrease in prepaid expenses andother current assets	(558,445)	12,261	553,589	(167,059)	(45,479)	348,645	(391,386)	57,740	204,944
(Increase) decrease in other assets	6,173	1,305	-	(31,671)	15,963	(27,451)	37,844	(14,658)	27,451
Increase (decrease) in accounts payable	124,497	43,401	(374,605)	(1,140,414)	(48,930)	(163,763)	1,264,911	92,331	(210,842)
Increase (decrease) in accrued expenses and taxes	342,606	122,094	201,276	385,616	(161,261)	645,951	(43,010)	283,355	(444,675)
Cash provided from operating activities of discontinued operations	-	-	(8,858)	-	-	(8,858)	-	-	-
Net cash provided by operating activities	(1,231,626)	(308,426)	(392,511)	508,020	916,670	(127,325)	(1,739,646)	(1,225,096)	(265,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(19,917)	(31,360)	(138,896)	(885,197)	(646,197)	(861,780)	865,280	614,837	722,884
(Purchase) proceeds - marketable securities	196,429	(8,721)	(213,921)	196,429	(58,469)	(245,521)	-	49,748	31,600
Proceeds from sale of investment in unaffiliated companies	438,442	-	-	438,442	-	-	-	-	-
Dividends from equity investment	-	901,538	-	-	-	-	-	901,538	-
Investment in unafiliated company	(35,863)	-	-	-	-	-	(35,863)	-	-
Other decrease in life insurance receivable	-	-	-	-	-	2,437	-	-	(2,437)
Net cash used in investing activities	579,091	861,457	(352,817)	(250,326)	(704,666)	(1,104,864)	829,417	1,566,123	752,047

CASH FLOWS FROM FINANCING ACTIVITIES
Net (increase) decrease in related party receivable	108,261	(988,835)	(6,286)	-	-	-	108,261	(988,835)	(6,286)
Proceeds from long-term debt	-	-	-	-	366,000	-	-	(366,000)	-
Proceeds from issuance of stock	700	3,870	3,212,815	700	3,870	6,736,260	-	-	(3,523,445)
Proceeds from short-term borrowings	962,000	100,000	176,416	962,000	100,000	89,628	-	-	86,788
Payments of debt from stock offering proceeds	-	-	-	-	-	(4,616,000)	-	-	4,616,000
Principal payments on debt and capital lease obligations	(119,095)	(105,816)	(2,023,799)	(297,949)	(279,465)	(318,461)	178,854	173,649	(1,705,338)
Net cash provided by financing activities	951,866	(990,781)	1,359,146	664,751	190,405	1,891,427	287,115	(1,181,186)	(532,281)

NET INCREASE (DECREASE) IN CASH	299,331	(437,750)	613,818	922,445	402,409	659,238	(623,114)	(840,159)	(45,420)

CASH, beginning of year	176,068	613,818	-	1,061,647	659,238	-	(885,579)	(45,420)	-

CASH, end of year	$475,399	$176,068	$613,818	$1,984,092	$1,061,647	$659,238	$(1,508,693)	$(885,579)	$(45,420)

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

Included in consulting fees and rental income on the statements of operations is $898,857, $858,255, $826,189 from Turbotec Products, Plc, for the years ended March 31, 2009, 2008 and 2007, respectively.  Additionally, included in receivables on the balance sheet are net amounts from Turbotec Products, Plc which represent consulting fees, dividends receivable (net of an allowance) and pass-through rent amounts.  The balances are $889,297, $997,558, and $8,723 at March 31, 2009, 2008 and 2007, respectively.

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

Thermodynetics, Inc.
2009 Amended Annual Report on Form 10-K/A
Signature Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
THERMODYNETICS, INC.

By:	/s/ Robert A. Lerman
Robert A. Lerman, President,
Chief Executive Officer,
and Director

Date: July 7, 2010

 (Registrant)
THERMODYNETICS, INC.
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert A. Lerman	By:	/s/ John F. Ferraro
	Robert A. Lerman, President,		John F. Ferraro, Chairman of
	Chief Executive Officer, and Director		the Board, Treasurer, Chief Financial Officer,
Secretary and Director

Date: July 7, 2010		Date: July 7, 2010

By:	/s/ John J. Hughes
John J. Hughes, Director

Date: July 7, 2010