Form 10-K
period 2010-03-31
THERMODYNETICS INC
filed 2010-07-14
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]  No [ X ]

As of June 9, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,900,000 based on the price at which the common equity was last sold, or based on the average of the closing bid and asked prices of such common equity as reported by the Pink OTC Markets' electronic interdealer quotation and trading system: OTCQB or other qualified interdealer quotation medium such as finance.yahoo.com.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
Class	Outstanding as of June 9, 2010
Common Stock $.01 par value	4,600,306 Common Shares

The following documents are incorporated by reference:  None.

PART I

Item 1.   Business.

(a)           Business Development - Thermodynetics, Inc. (the "Company") was incorporated in Delaware in 1981 and reincorporated by merger in Nevada in 2008.

The Company is engaged in managing its real estate and business holdings, and offering consulting services to, and investing in, other companies.  The Company competes with other companies which have been established for a longer period of time, are larger, and possess substantially greater financial resources and substantially larger staffs.  No assurances can be given that the Company will be able to successfully compete with such firms.  The Company owns two commercial buildings which it leases to two commercial/industrial tenants; the leases expire on August 31, 2010 and March 31, 2011.  The Company does not anticipate either tenant renewing its lease and the loss of both tenants is expected to have a material adverse effect upon the Company.  The Company's bank initiated legal proceedings on June 28, 2010 against the Company seeking recovery through foreclosure of each of the two commercial buildings; negative outcomes in either of such proceedings will have a material adverse effect upon the Company; see Item 3.

Prior to the May 2006 London initial public offering ("IPO") described below, the Company was principally engaged in the manufacture of spirally fluted metal tubes used for a variety of heat transfer applications through its then subsidiary, Turbotec Products, Inc. ("Turbotec").  After the IPO, Turbotec and its new parent, Turbotec Products Plc (the “PLC"), operated independently of the Company as a requirement of the UK underwriter and as a result of the April 28, 2006 Relationship Agreement (“RA”).  The RA became the subject of unsuccessful litigation between the Company and the PLC described in Item 3 herein (the "London judgment").  At June 28, 2010, the Company owned 3,812,407 shares of the PLC, constituting 29.77% of the PLC.

As a result of the London judgment, the Company currently has no revenue producing consulting arrangements; such result has had a material adverse affect upon the Company.  The Company has a significant tax loss carryforward, which tax loss carryforward is believed to be of significant value.  The Company is seeking a merger partner to utilize the tax loss carryforward.

Turbotec Investment and London IPO

In December 2005, the Company formed the PLC as a 100% owned subsidiary organized in the United Kingdom and contributed 100% of the outstanding shares of Turbotec to the PLC.  In 2006 an offering and sale of 43.68% of the PLC was sold through the IPO.  On April 26, 2010 the Company sold 3,400,000 of its 7,212,407 ordinary shares of the PLC (the "Sale") reducing its ownership to 3,812,407 ordinary shares of the PLC representing a 29.77% holding in the PLC.  The PLC ordinary shares are trading under the symbol “TRBO” on the Alternative Investment Market (“AIM Market”) of the London Stock Exchange.  As of April 30, 2010 an aggregate of 12,806,773 ordinary shares of the PLC were issued and outstanding.

Under the terms of the RA, the Company and its directors had agreed to certain limitations of the Company's voting rights.  The RA contained provisions whereby Turbotec was to conduct its business independently of the Company, and contained other restrictive provisions which were the subject of the litigation; see Item 3.  The RA terminated in accordance with its terms by virtue of the Sale which reduced the Company's holdings in the PLC below 30%.

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

The Company does not have majority control over any manufacturing concern, and as such, it has no foreign operations, no inventory, does not export products or services, its present business is not seasonal in nature nor does the Company offer or produce any products.  The Company does not have any patents.  The Company's business does not and is not expected to involve contracts or subcontracts with the United States government.  The Company is not conducting any research and development.  During the fiscal year ended March 31, 2010, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

At June 28, 2010, the Company had 2 salaried employees and 1 part-time employee compensated on an hourly basis.

Working Capital Items - At March 31, 2010, the Company had a negative working capital position of $4,549,268.  See Item 7 herein.

At March 31, 2010, the Company's material credit facilities consisted of:  The Company’s bank has provided a revolving line of credit dated December 21st, 2006 with a maximum credit limit of $1,100,000; this revolving line of credit provides for borrowings on a demand basis with interest payable at the bank’s prime rate.  At March 31, 2010 the principal balance due under this line of credit was $1,087,000 which matured on July 31, 2009.  The bank and the Company had been in discussions with respect to repayment or further extensions of the line of credit.  The bank initiated legal proceedings on June 28, 2010; see Item 3.  The credit facility is secured by the Company’s Day Hill Road facility.

Item 1A.   Risk Factors.

Not required.

Item 1B.   Unresolved Staff Comments.

Not required.

Item 2.   Properties.

Facilities:

The Company's executive offices are located at its approximately 55,000 square foot one story building (of which 40,000 sq. ft. was constructed in 1981 and a 15,000 sq. ft. addition was constructed in 2000) on a six acre site located at 651 Day Hill Road, Windsor, Connecticut.  The Day Hill facility is a steel frame structure with polystyrene and stucco outer walls, has parking for approximately 115 cars and contains approximately 45,000 square feet of factory space and approximately 10,000 square feet of office space.  The Day Hill facility is owned by the Company in fee simple and is subject to a $900,000 mortgage term note for the Day Hill Road facility, payable in 120 equal monthly installments of $3,750 plus interest through December 2016 with the balance due at that time. At March 31, 2010 the interest rate in effect was 7.5% and the unpaid balance was $753,750.  See Notes 10 and 11 of Notes to Financial Statements.  The bank initiated legal proceedings on June 28, 2010; see Item 3.

The Company owns in fee simple a light manufacturing multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site.  The Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block outer walls, has parking for approximately 95 cars and contains approximately 28,500 square feet of factory space.  The Company's Baker Hollow facility is subject to a $1,000,000 ten year mortgage from its bank which is due August 2011 with an interest rate of 6.9%.  At March 31, 2010 the Company owed $746,653 under such mortgage.  The bank initiated legal proceedings on June 28, 2010; see Item 3.

Leases:

The Company, as lessor, and Turbotec, as the lessee, entered into two five year real estate leases effective May 8th, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT.  The five-year term of both leases terminate on March 31st, 2011 with extension options.  Rent charges with respect to the 651 Day Hill Road property equaled to seven dollars per square foot in years one and two, escalating by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $36,333 monthly in year five.  Rent charges with respect to the 50 Baker Hollow Road property were equal to $5.50 per square foot in year one, escalating by $0.25 per square foot annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $9,208 monthly in year five.  The Company and Turbotec Products are currently litigating with respect to monies owed and encroachment issues under the leases.  See Item 3 "Legal Proceedings" herein.  It is not anticipated that Turbotec will exercise either lease extension beyond March 31st, 2011.

The Company has reserved from the Turbotec Windsor leases, and continues to use, its existing executive office space in the Day Hill facility, and additional office/storage space in the Baker Hollow facility.  See Item 3 "Legal Proceedings" herein.

The Company is currently leasing approximately 11,500 square feet of the Baker Hollow facility to an unaffiliated third-party with monthly rental of $5,750, triple net which lease will expire August 31, 2010.  It is not expected that the tenant will renew such lease beyond August 31, 2010.  See Note 10 of Notes to Financial Statements.

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

Vehicles

The Company has an $83,464 term loan dated December 1, 2006, which is payable in 60 monthly installments of $1,628 including principal and interest at 6.39%.  The unpaid balance at March 31, 2010 was $30,943.  The note is secured by a vehicle.  The Company has a second term loan in the amount of $34,557 dated May 6, 2008, which is payable in 36 monthly installments of $974 including principal and interest at 1%.  The unpaid balance at March 31, 2010 was $12,631.

Item 3.   Legal Proceedings.

There are no material legal proceedings known or threatened against the Company, except:

(a) The Company's bank initiated and served two separate lawsuits on June 28, 2010 against the Company in the Connecticut Superior Court, Judicial District of Hartford, alleging defaults of certain mortgages of record and seeking recovery through foreclosure of the lien against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  The Company is current on both primary mortgages for each of the buildings, and is current on its interest payments against the line of credit which had matured in 2009; the default against such line of credit is that it has matured and has not been repaid in whole through refinancing or payment in full, thus the bank has claimed a cross-default against the other mortgages.  The Company believes there is material equity value in the buildings exceeding the value of all of the bank debt.  The Company intends to defend its rights vigorously, including seeking a right to sell the buildings over an extended period of time.  Both buildings are currently listed for sale with a commercial real estate broker.

(b) The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10, 2010.  The net effect of the judgment held that the administrative fees were not payable to the Company, and that the Company was required under British law to reimburse the PLC for a substantial portion of the PLC’s legal expenses.  All administrative fees that had been paid to the Company by the PLC were credited against the dividends that had been due to the Company, and no further previously declared dividend payments are payable.  The PLC has claimed total legal costs of approximately £700,000 which are to be subject to an assessment by the Court if they cannot be agreed.  The PLC will be entitled to 85% of its legal costs after assessment by the Court.  On May 24, 2010 in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.

(c) Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases. The lawsuit was transferred from the regular docket to the Housing Session and now is entitled Turbotec Product, Inc. v. Thermodynetics, Inc., Connecticut Superior Court, J.D. of Hartford, Housing Session, Docket No. 7712.  In 2009, Turbotec Products filed an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.).  Thermodynetics has completed discovery.  The Company's motion to transfer the case back to the regular docket given the nature of the new claims was granted on August 5, 2009.  A pretrial conference is scheduled for July 21, 2010.  Turbotec Products claims that it suffered damages in excess of $350,000 and such damages are continuing to accrue.  Thermodynetics denies the allegations, is vigorously defending the case, and filed counterclaims for sums due under the two leases, and has claimed the case for a jury trial.  Thermodynetics does not view the risk of loss in the case as probable or material.

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

Market for Common Equity and Related Stockholder Matters

(a)           The Company's Common Stock is quoted and traded in the over-the-counter market on the Pink OTC Markets' electronic interdealer quotation and trading system system: OTCQB under the symbol:  "TDYT".

(i) The following table indicates high and low bid and asked quotations for the Company's Common Stock for the April 1, 2009 through March 31, 2010 periods based upon information obtained from finance.yahoo.com and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and may not represent actual transactions.  (ii) The following table indicates high and low bid and asked quotations for the Company's Common Stock for the April 1, 2008 through March 31, 2009 periods based upon information compiled by the Pink OTC Markets, Inc. and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and may not represent actual transactions.

Quarter Ended	High Price	Low Price

March 31, 2010	$1.20	$0.30
December 31, 2009	$1.35	$0.30
September 30, 2009	$0.95	$0.26
June 30, 2009	$1.01	$0.20

	Bid Prices		Asked Prices
Quarter Ended	High	Low	High	Low

March 31, 2009	$0.30	$0.20	$1.01	$0.50
December 31, 2008	$0.75	$0.30	$2.25	$0.40
September 30, 2008	$1.45	$0.68	$1.50	$1.30
June 30, 2008	$1.79	$1.01	$1.93	$1.35

(b)           At March 31, 2010, the number of record holders of the Company's Common Stock was 1,797.

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

(d)           Securities Authorized for Issuance under Equity Compensation Plans.  The following table sets forth as of the end of the most recently ended fiscal year, compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders:	0	0	0
Equity Compensation Plans Not Approved by Shareholders:	0	0	0
Total	0	0	0

(e)           Recent Sales of Unregistered Securities - The Company has not made any sales of any unregistered securities within the past three (3) years other than shares sold under the Company’s 401(k) plan.  The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was under §4(2) of the Act not involving a public offering.

Item 6.   Selected Financial Data.

Not required.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

2010 Compared to 2009

The Company is engaged in managing its real estate and business holdings, offering consulting services to, and investing in, other companies.  The Company competes with other companies which have been established for a longer period of time, are larger, and possess substantially greater financial resources and substantially larger staffs.  No assurances can be given that the Company will be able to successfully compete with such firms.

Income resulted from rental income in fiscal 2010.

Operating expenses increased during these periods reflecting primarily the legal costs involved in the litigation regarding the interpretation of the relationship agreement that was required to consummate the London IPO of Turbotec in May 2006.

The equity in earnings of Turbotec Products Plc (the Plc) derives from the 56.32% ownership by the Company of the Plc shares.  The sale of one of the Company’s other holdings in an unaffiliated entity was realized in fiscal 2009.

The Company recorded a loss in fiscal 2009 primarily as a result of increased operating expenses and the reduced equity in the earnings of the PLC, partially offset by the sale of the stock of an unaffiliated company.  The loss in 2010 was caused primarily by litigation expenses and the normal operating expenses of the Company.

Rental income derives from the two buildings located in Windsor, CT that are currently rented.  The current tenants are not expected to renew their leases and the properties are being offered for sale or rent, although there can be no assurance that a sale or rental will be consummated, nor if it is able to do so, the financial effect of such transactions, if any.

The Company is seeking other organizations that could be interested in obtaining assistance through consulting assignments for their organizations.  Such opportunities are possible from a modular building manufacturer that is currently seeking financing and a metal finishing company that has approached the Company’s management on a preliminary basis. The difficulty in consummating such assignments is believed to be a result of the general sluggish economy and the lack of credit available through banks or other lenders. There can be no assurance that the Company will be able to consummate such opportunities.

2009 Compared to 2008

Income resulted from consulting fees earned and rental income in fiscal 2009 and 2008 in roughly equal amounts.

The equity in earnings of Turbotec Products, Plc derives from the 56.32% holding of that company’s shares.  The sale of the 43.68% interest in the PLC is reflected in 2007 while the sale of one of the Company’s holdings in an unaffiliated entity was realized in 2009.

The Company recorded net income in fiscal 2008 primarily as a result of the equity in the increased earnings of Turbotec Products, Plc and a loss in fiscal 2009 primarily as a result of increased operating expenses and the reduced equity in the earnings of the PLC, partially offset by the sale of the stock of an unaffiliated company.

Rental income derives from the two buildings located in Windsor CT that are currently rented.  While the current tenants are not expected to renew their leases in 2010 as to a lease at a rental of $5,750 per month and 2011 as to leases at an aggregate rentals of $45,542 per month, the properties are being offered for sale or rent, although there can be no assurance that the Company will be able to rent or sell such properties, or if it is able to do so, the amount that will be received as a result.

The Company is seeking other organizations that could be interested in obtaining assistance in consulting and management of their organizations.  Such opportunities are possible from a modular building manufacturer that is currently seeking financing and other firms that have approached the Company’s management on a preliminary basis.  There can be no assurance that the Company will be able to consummate such opportunities as a result of the generally weak economy and the lack of credit available through banks.

FINANCIAL ACCOUNTING STANDARDS

In June 2009, the FASB issued the ASC which has become the single source of accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements.  The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company.  The Company adopted the ASC as of August 1, 2009 and has replaced all FASB references with ASC references. The ASC does not change GAAP and did not have an effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance which is included in ASC 855 “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that previously existed for subsequent events, it included a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted the guidance in the first quarter of fiscal year 2010 and the adoption did not have a significant impact on the Company’s consolidated financial statements.  We have evaluated subsequent events through the date that the financial statements are issued.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value” ("ASU 2009-05").  ASU 2009-05 provides clarification to entities that measure liabilities at fair value under circumstances where a quoted price in an active market is not available.  The Company adopted ASU 2009-05 as of November 1, 2009.  The adoption did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 provides amendments to ASC 820 by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  ASU 2010-06 is effective for the Company as of May 1, 2010.  Since the revised guidance only requires additional disclosures about the Company’s fair value measurements, its adoption will not affect the Company’s financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital position was a negative $4,549,268 at March 31, 2010.  It is anticipated that in the future working capital will be generated by the sale of assets or from consulting assignments and rents, although no assurance can be given that these efforts will be successful.

The Company’s line of credit was due to be repaid in July 2009 and discussions with the lender as to repayment and extension had been pursued by the Company.  However, the Company's bank initiated legal proceedings on June 28, 2010 against the Company seeking recovery through foreclosure of the two commercial buildings; negative outcomes in either of such proceedings will have a material adverse effect upon the Company; see Item 3.

Cash was generated primarily from short term borrowings, as well as the sale of assets.

Management believes that actions taken since fiscal year end, along with its plans to raise cash through the sale of long-term assets, are expected to satisfy going concern issues for the forseeable future.  However, it is acknowledged that there can be no assurance that the Company will be able to timely resolve those issues.

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

Item 9A(T).  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures -

The Company’s principal executive and principal financial officers believe, based on their evaluation, that as of March 31, 2010 the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) were effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting –
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, an evaluation of the effectiveness of our control over financial reporting was conducted based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation under the framework, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.

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

Item 9.B.   Other Information.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

(a)           At June 9, 2010 the executive officers and directors of the Company were:

Name	Born	Position	Officer or Director Since

John F. Ferraro	1934	Chairman of the Board, Treasurer, Chief Financial Officer, and Secretary	1979
Robert A. Lerman	1935	President, Chief Executive Officer and Director	1979
John J. Hughes	1926	Director	2003

Retired Directors
Fred H. Samuelson	1931	Director	2003-2010

The directors of the Company are each elected to one-year terms.  The term of each director and officer expires when his successor is elected and qualified.

The following is a brief account of the business experience of each director and executive officer of the Company during the past five years.

John F. Ferraro holds the degree of Bachelor of Science in Industrial Engineering, New York University (1962).  In 1979, Mr. Ferraro was elected Secretary and a Director of the Company.  In 2006 Mr. Ferraro was elected Treasurer and Chief Financial Officer of the Company.  Since 1981, Mr. Ferraro has been Chairman of the Board of the Company.  Mr. Ferraro was appointed a Director of Initio, Inc. in 2003.  See Item 13 “Certain Relationships”.

Qualifications:  Mr. Ferraro has over 30 years of management and operating experience with the Company.  Based on his current role as Chairman of the Company and his history with the Company and the industry, Mr. Ferraro provides the Board with skillful leadership and in-depth industry knowledge.

Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in Mathematics, Adelphi College (1961), and Master of Science in Electrical Engineering, University of Connecticut (1964).  In 1979, Mr. Lerman was elected Treasurer and a Director, in 1980 President of the Company and was appointed Chief Executive Officer in 2002.  Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York.  In 1998 Mr. Lerman became a Director of Bio Minerals n.v.; he resigned such position in 2009.  Mr. Lerman was appointed in June 2008 as Chairman and a director of Tower Acquisitions Limited; he resigned such position in January 2010.  Mr. Lerman was appointed in February 2009 as president, CEO and a director of Tower Structures, Inc.  See Item 13 “Certain Relationships”.

Qualifications:  Mr. Lerman has over 30 years of management and operating experience with the Company.  Based on his current role as CEO of the Company and his history with the Company and the industry, Mr. Lerman provides the Board with skillful leadership and in-depth industry knowledge.

John J. Hughes was appointed a Director of the Company in 2003.  Mr. Hughes was the founder, and served from 1970 through 1990 as the president and chief executive officer of East Windsor Metal Fabricating Inc.; Mr. Hughes continues to provide services on a consulting basis to that company.

Qualifications:  Mr. Hughes has over 30 years of management and operating experience with his company in the metal fabrication industry.  Based on his current role as a director and his history with the Company and the industry, Mr. Hughes strengthens the Board’s collective knowledge and capabilities.

Fred H. Samuelson retired from his directorship on March 31, 2010.

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

(e)           Audit Committee and Audit Committee Financial Expert.

Audit Committee.  The Audit Committee consists of John J. Hughes who is an independent member of the Board of Directors.  The Audit Committee has the responsibility to ascertain that the Company's financial statements reflect fairly the financial condition and operating results of the Company and to appraise the accounting and operating controls.  The Audit Committee is to (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system, (ii) review and appraise the audit efforts of the Company's independent auditors, (iii) review and confirm the Company’s financial statements contained in filings with the SEC, (iv) review and confirm matters relating to the examination of the Company by its independent auditors, (v) review the use and security of the Company’s liquid assets through the review of the Treasurer’s function, (vi) reassess its charter annually and recommend any proposed changes to the Board for approval, and (vii) recommend the appointment of independent auditors to the Board of Directors for its consideration and approval.  The above responsibilities of the Audit Committee are set forth in a written charter, which is included as Exhibit 99.a to this report.

During fiscal 2010, the Company did not have an “Audit Committee Financial Expert” serving on the Audit Committee because the Audit Committee members did not qualify as such under the rules of the SEC.  In 2005, the Audit Committee engaged Mr. David S. Federman and he has since served as a financial expert advisor to the Committee.  Mr. Federman is a certified public accountant, and is senior partner of the accounting firm of Federman, Lally & Remis.  Mr. Federman has experience in financial and tax matters.  Mr. Federman is independent and meets the requirements to qualify as an Audit Committee Financial Expert; Mr. Federman serves as an advisor but he is not a member of the Audit Committee.

Senior Officer Code of Ethics

The Company’s Code of Business Conduct (the "Code") includes a code of ethics (the "Senior Officer Code of Ethics") that applies to the Company's Chief Executive Officer and senior financial officers (including the Company's Chief Financial Officer, Controller and persons performing similar functions) (collectively, the "Senior Financial Officers").  The Company will provide a copy of the Senior Financial Officer Code of Ethics, without charge, upon written request to the Office of the Treasurer at the Company.

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

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thermodynetics
Robert A. Lerman(1) President, CEO & Director	2010	208,659	0	75,000	0	0	0	5,390	289,049
	2009	276,553	0	0	0	0	0	6,087	282,640
John F. Ferraro (1) Chairman of the Board, Treasurer and CFO, Secretary & Director	2010	157,410	0	37,500	0	0	0	2,762	197,672
	2009	208,628	0	0	0	0	0	6,089	214,717

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

However, the Compensation Committee had requested, and Messrs. Ferraro and Lerman agreed, to reduce their respective salaries twenty-five (25%) percent from April 1, 2009 through March 31, 2010, and in consideration of such cash deferrals such committee recommended that a stock bonus award of 150,000 and 300,000 shares to those two officers, respectively, be issued; both stock bonuses were issued in August 2009.

(2)
Remuneration – For the fiscal year ending March 31, 2011, the Company anticipates paying aggregate direct remuneration (based on current salaries) of approximately $375,000 to all officers as a group (two persons) of which Mr. Lerman will be paid approximately $225,000, and Mr. Ferraro will be paid approximately $150,000.

(d)           Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert A. Lerman	0	0	0	0	0	0	0	0	0
John F. Ferraro	0	0	0	0	0	0	0	0	0

2002 Incentive Stock Option Plan - On October 22nd, 2002, the Company's stockholders approved the adoption of the Company's 2002 Incentive Stock Option Plan (the "2002 ISO Plan") reserving 100,000 shares (on a post-split basis) of the Company's Common Stock for issuance pursuant to incentive stock options (“ISOs”) qualified under the U.S. Internal Revenue Code of 1986 which may be granted under the 2002 ISO Plan at exercise prices at least equal to 100% of the fair market value of the Common Stock on effective date of the grant of the option.

At March 31, 2010 and at June 9, 2010 no ISOs under the 2002 ISO Plan were outstanding.  No options under the 2002 ISO Plan were granted or outstanding in fiscal year ended March 31, 2010.  The 2002 ISO Plan will expire on July 31st, 2012.

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

No stock incentive awards were issued or outstanding under the 2002 NQ Plan in fiscal year ended March 31, 2010.  The 2002 NQ Plan will expire on December 31, 2012.

(e)           Additional Narrative Disclosure – See Item 11(b) with respect to certain employment contracts, and retirement and termination benefits provided to the executive officers of the Company.  See Item 11(g) with respect to the Company’s employee 401(k) retirement savings plan.

(f)           Directors’ Compensation – During the fiscal year ended March 31, 2010, the Company’s nonexecutive and nonemployee directors were compensated as shown in the following table.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John J. Hughes (1)	3,500	1,250	0	0	0	0	4,750
Fred H. Samuelson(1) (2)	3,500	1,250	0	0	0	0	4,750

Note (1):  Each independent director receives an annual retainer of $5,000, $500 for each Board meeting attended and $500 for each committee meeting attended, and an annual stock award of 5,000 shares of the Company's common stock.
Note (2):  Mr. Samuelson retired effective March 31, 2010.

(g)           Employee Retirement Savings Plans - The Company made no contributions to the Thermodynetics, Inc. 401(k) Profit-Sharing Plan (the "TDYT 401(k) Plan") for the plan year ending December 31, 2009.  The assets of the TDYT 401(k) Plan are held in trust for the exclusive benefit of the participants by the trustees of the Plan, Messrs. Hughes and Lerman.  The Company intends to terminate this plan and distribute its assets among its plan participants.

(h)           Other Plans and Employment Contracts - The Company does not have any other pension or similar plan.  See Item 11(a) at footnotes (1) and (3) therein as to the Company's employment contracts with Messrs. Lerman and Ferraro which provide for the terms of their compensation and disability and termination payment provisions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 9, 2010, the number of shares of the Company's Common Stock owned beneficially to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director, by each officer named in the Summary Compensation Table and by all officers and directors of the Company as a group.  The shares underlying the ISOs held by one officer which are presently exercisable are deemed beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned

Directors and Officers(1)
Robert A. Lerman	1,441,353 shs (2)	31.3%
John F. Ferraro	1,000,739 shs (3)	21.8%
John J. Hughes	28,500 shs	0.6%

Directors and Officers
All above listed officers and directors as a group (three persons)	2,470,592 shs(5)	53.7%

Other 5% Shareholders
Turbotec Products, Inc. 401(k) Retirement Savings Plan	298,156 shs	6.5%

(1)	The address of all officers and directors of the Company is c/o Thermodynetics, Inc., 651 Day Hill Road, Windsor, CT 06095. Mr. Samuelson retired his directorship effective March 31, 2010.

(2)
Includes 76,359 shares held for Mr. Lerman in trust under the TDYT 401(k) Plan; includes 48,905 shares held by the spouse of Mr. Lerman; excludes 135,793 shares held in trust by the trustees, including Mr. Lerman, of the TDYT 401(k) Plan for all of the participating employees.  Mr. Lerman owns 66,500 shares which are subject to a Rule 10b5-1 sales plan.  The plan has terminated as the broker is no longer with RBC.

(3)
Includes 50,802 shares held for Mr. Ferraro in trust under the TDYT 401(k) Plan; excludes 135,793 shares held in trust by the trustees, including Mr. Ferraro, of the TDYT 401(k) Plan for all of the participating employees.

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

Tower Structures, Inc.  Tower Structures, Inc. (“TSI”) is a modular building manufacturer and was incorporated in Connecticut in February 2009.  On February 20, 2009, the Company committed to loan, and has since loaned $300,000 to finance the start-up and early operations of TSI.  The loan is secured by the assets of TSI and by a total of 45% of the outstanding common shares of TSI which are pledged in favor of the Company by two principals of TSI.  The Company was also issued common stock in TSI comprising 6% of its outstanding capital stock.  TSI’s operations have ceased.

Robert A. Lerman, the president, CEO and a director of the Company, on February 20, 2009 became president, CEO and a director of TSI; he was compensated by TSI at the rate of $5,000 per month and such fee has not been paid since July 2009.  He was issued common stock in TSI comprising 5% of its outstanding capital stock as a performance incentive.

The Company’s 6% share holding and Mr. Lerman’s 5% share holding are protected against dilution until completion of a financing of TSI.  The Company is to be paid a loan fee of $60,000 by TSI upon a further financing of TSI, which fee has not been paid to date.  In the event of a legal conflict between the Company and TSI, TSI had agreed that Mr. Lerman will resign as an officer and director of TSI, and Mr. Lerman will assist the Company in pursuing any legal remedies the Company may then have against TSI.  The Company is considering what business alternatives are available to TSI before taking legal action.

The Company does not have any formal policies and procedures for review, approval or ratification of related party transactions.  In the transaction reported above, the terms of the transaction with Mr. Lerman were on the same terms as with unrelated third parties who participated.

(b)           Director Independence.  Mr. John J. Hughes is an independent director of the Company; Mr. Fred H. Samuelson resigned as a director effective March 31, 2010.  In making the determination that Mr. Hughes is an independent director, the Board used the criteria of applicable NASDAQ rules to determine his independence.  Mr. Hughes is the sole member of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees and under the criteria of applicable NASDAQ rules is also an independent member of such Committees.  In determining independence, the Board of Directors did not consider any transaction, relationship or arrangement under the independence definition of the NASDAQ rules.  Messrs. Lerman and Ferraro are also members of the Nominating/Corporate Governance Committee but are not independent under the criteria of the applicable NASDAQ rules as they are officers of the Company.

Item 14.   Principal Accountant Fees and Services.

Audit Fees –The aggregate fees billed for the professional audit services rendered by Mahoney Sabol & Co., LLP for the audit of the Company's annual financial statements for the years ended March 31, 2010 and 2009 equaled $66,900, and $70,000 respectively.

Audit-Related Fees –The aggregate fees billed for assurance and related services by Mahoney Sabol & Co., LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above for the fiscal years ended March 31, 2010 and 2009 equaled $13,450, and $21,500, respectively.  The nature of such services were the quarterly reviews of the quarterly reports on Form 10-Q and an audit of the 401(K) Plan.

Tax Fees –The aggregate fees billed for tax compliance, tax advice and tax planning services by Mahoney Sabol & Co., LLP for the fiscal years ended March 31, 2010 and 2009 equaled $7,820, and $7,500, respectively.

All Other Fees – The aggregate fees billed for products and services provided by Mahoney Sabol & Co., LLP , other than as reported above, for the fiscal years ended March 31, 2010 and 2009 equaled $8,850, and $32,150, respectively.  Such services consisted of accounting services in connection with a tax audit, and SEC comment letters.

Auditor Independence  – The Audit Committee evaluated whether providing non-audit services by Mahoney Sabol & Co., LLP for the fiscal year ended March 31, 2010 is compatible with maintaining the principal accountant's independence, and concluded it is independent.

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

During the last two fiscal year ended March 31, 2010, 100% of all audit and permissible non-audit services were approved by the Audit Committee.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)           Financial Statements

Report of Independent Registered Public Accounting Firm.

Balance Sheets - March 31, 2010 and March 31, 2009.

Statements of Operations - For The Years Ended March 31, 2010 and 2009.

Statements of Stockholders' Equity - For The Years Ended March 31, 2010 and 2009.

Statements of Cash Flows - For The Years Ended March 31, 2010 and 2008.

Notes to Financial Statements

(b)           Exhibits

(3)(a)	Articles of Incorporation, as filed with the Nevada Secretary of State. (a)
(3)(b)	Articles of Merger, as filed with the Nevada Sec. of State. (b)
(3)(c)	Certificate of Merger, as filed with the Delaware Secretary of State. (c)

(3)(b)                      By-Laws. (d)

(11)(i)	Calculations of Earnings Per Common Share. This information is presented in Note 13 to the Financial Statements.

(14.1)	Code of Ethics. (e)

(21)	Subsidiaries.

(31.1)	CEO Certification

(31.2)	CFO Certification

(32.1)	CEO Certification

(32.2)	CFO Certification

(99.a)	Audit Committee Charter (f)

(99.b)	Compensation Committee Charter (g)

(99.c)	Nominating Committee/Corporate Governance Charter (h)

Incorporated by Reference to:

(a)	Appendix C to Proxy Statement for October 21, 2008 Annual Meeting filed September 15, 2008 (File No. 0-10707)
(b)	Appendix B to Proxy Statement for October 21, 2008 Annual Meeting filed September 15, 2008 (File No. 0-10707)
(c)	Appendix E to Proxy Statement for October 21, 2008 Annual Meeting filed September 15, 2008 (File No. 0-10707)
(d)	Appendix D to Proxy Statement for October 21, 2008 Annual Meeting filed September 15, 2008 (File No. 0-10707)
(e)	Exhibit 14.1 to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed July 29th, 2005 (File No. 0-10707)
(f)	Exhibit 99.a to Annual Report on Form 10-Ksb for fiscal year ended 2005 (File No. 0-10707)
(g)	Exhibit 99.b to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed July 29th, 2005 (File No. 0-10707)
(h)	Exhibit 99.c to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed July 29th, 2005 (File No. 0-10707)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
THERMODYNETICS, INC.

By: /s/ Robert A. Lerman
Robert A. Lerman, President,
Chief Executive Officer,
and Director

Date: July 13, 2010

 (Registrant)
THERMODYNETICS, INC.

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert A. Lerman	/s/ John F. Ferraro
Robert A. Lerman, President,	John F. Ferraro, Chairman of
Chief Executive Officer, and Director	the Board, Treasurer, Chief Financial Officer,
Secretary and Director

Date: July 13, 2010	Date: July 13, 2010

/s/ John J. Hughes
John J. Hughes, Director

Date: July 13, 2010

20

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC
  ACCOUNTING FIRM

YEARS ENDED MARCH 31, 2010 AND 2009

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3

Consolidated Statements of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 – F-20

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of
Thermodynetics, Inc. and Subsidiaries
Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of Thermodynetics, Inc. and Subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants
Glastonbury, Connecticut

July 9, 2010

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND 2009

	2010	2009

ASSETS
CURRENT ASSETS
Cash	$229,440	$475,399
Marketable securities	44,625	50,767
Prepaid expenses and other current assets	14,179	583,644
Total current assets	288,244	1,109,810

PROPERTY, PLANT AND EQUIPMENT, net	3,017,850	3,207,949

DEFERRED INCOME TAXES	1,200,000	1,200,000

OTHER ASSETS
Investments - at equity	3,198,412	5,323,704
Related party receivables	42,024	889,297
Other	76,489	82,580
Total other assets	3,316,925	6,295,581

	$7,823,019	$11,813,340

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,087,000	$1,062,000
Accounts payable	214,350	205,264
Accrued expenses and taxes	2,005,028	552,515
Current portion of long-term debt	1,531,134	110,681
Total current liabilities	4,837,512	1,930,460

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	12,843	1,561,174
Long-term liabilities from discontinued operations	2,782,195	2,782,195
Total long-term liabilities	2,795,038	4,343,369

COMMITMENTS AND CONTINGENCIES (Notes 3 and 20)	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized
25,000,000 shares	46,003	40,903
Additional paid-in capital	7,262,053	7,138,403
Accumulated other comprehensive income	15,645	24,554
Accumulated deficit	(7,133,232)	(1,664,349)
Total stockholders' equity	190,469	5,539,511

	$7,823,019	$11,813,340

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	2010	2009

REVENUES
Consulting Fee & Rental Income	$521,894	$967,557

OPERATING EXPENSES	3,833,864	2,269,860

Loss from operations	(3,311,970)	(1,302,303)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	525,440	913,536

OTHER INCOME (EXPENSE)
Other, net	47,897	52,331
Interest expense	(153,111)	(147,699)
Gain of sale of investment in unaffiliated company	-	328,928
Gain on sale of subsidiary stock	-	-
Realized loss on impairment	(2,575,000)	-
	(2,680,214)	233,560

Loss before provision for income taxes	(5,466,744)	(155,207)

PROVISION FOR INCOME TAXES	2,139	39,862

Net loss	(5,468,883)	(195,069)

OTHER COMPREHENSIVE LOSS, net of tax	(8,909)	(12,136)

Comprehensive loss	$(5,477,792)	$(207,205)

EARNINGS PER COMMON SHARE	$(1.24)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	Common Stock
					Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, March 31, 2008	4,080,306	$40,803	$7,137,803	$(1,469,280)	$36,690	$5,746,016

Issuance of common stock	10,000	100	600	-	-	700
Net income	-	-	-	(195,069)	(12,136)	$(207,205)

Balance, March 31, 2009	4,090,306	$40,903	$7,138,403	$(1,664,349)	$24,554	$5,539,511

Issuance of common stock	510,000	5,100	123,650	-	-	128,750
Net loss	-	-	-	(5,468,883)	(8,909)	(5,477,792)

Balance, March 31, 2010	4,600,306	$46,003	$7,262,053	$(7,133,232)	$15,645	$190,469

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,468,883)	$(195,069)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	191,864	180,806
Earnings in unconsolidated subsidiary	(449,708)	(803,266)
Realized loss on impairment	2,575,000	-
Gain on sale of investments in unaffiliated companies	-	(328,928)
Issuance of stock	128,750	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	569,461	(558,445)
(Increase) decrease in other assets	4,330	6,173
Increase (decrease) in accounts payable	9,086	124,497
Increase (decrease) in accrued expenses and taxes	1,452,513	342,606
Net cash used in operating activities	(987,587)	(1,231,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(19,917)
(Purchase) proceeds - marketable securities	(2,767)	196,429
Proceeds from sale of investment in unaffiliated companies	-	438,442
Investment in unaffiliated company	-	(35,863)
Net cash provided by (used in) investing activities	(2,767)	579,091

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in related party receivable	847,273	108,261
Proceeds from issuance of stock	-	700
Proceeds from short-term borrowings	25,000	962,000
Principal payments on debt and capital lease obligations	(127,878)	(119,095)
Net cash provided by financing activities	744,395	951,866

NET INCREASE (DECREASE) IN CASH	(245,959)	299,331

CASH, beginning of year	475,399	176,068

CASH, end of year	$229,440	$475,399

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 1 – BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Thermodynetics, Inc. and its wholly owned subsidiaries, Vulcan Industries, Inc., TPI Systems, Inc. and National Energy Systems, Inc. (collectively the “Company”).   All material intercompany balances and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Property and Equipment:

Property and equipment of the Company are carried at cost.  For financial and income tax reporting purposes, depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized; expenditures for maintenance and repairs are charged to expense as incurred.

Estimated useful lives to compute depreciation are as follows:

Office equipment, furniture and fixtures	7 years
Building and improvements	40 years

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition:

Rental income and consulting fee income are recognized when services are rendered or when the revenue is earned.

Income Taxes:

The Company files consolidated federal and combined state corporate income tax returns with all of its subsidiaries.  Tax credits are recorded as a reduction of income taxes in the year realized. The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by ASC 740 (formerly Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes.")  This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

The Company also follows ASC 740, “Income Taxes” (“ASC 740”), formerly FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109), which clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Earnings Per Common Share:

In fiscal 1999, the Company adopted ASC 505-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”).  ASC 505-10 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards.  It replaced the presentation of primary EPS with a presentation of basic EPS.

Reclassification:

Certain amounts as of March 31, 2009 have been reclassified to conform with the March 31, 2010 presentation.  The reclassifications have no material affect on the financial statements.

New Pronouncements:

In June 2009, the FASB issued the ASC which has become the single source of accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements.  The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company.  The Company adopted the ASC as of August 1, 2009 and has replaced all FASB references with ASC references. The ASC does not change GAAP and did not have an effect on the Company’s consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In May 2009, the FASB issued guidance which is included in ASC 855 “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Although the standard is based on the same principles as those that previously existed for subsequent events, it included a new required disclosure of the date through which an entity has evaluated subsequent events. The Company adopted the guidance in the first quarter of fiscal year 2010 and the adoption did not have a significant impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value” ("ASU 2009-05").  ASU 2009-05 provides clarification to entities that measure liabilities at fair value under circumstances where a quoted price in an active market is not available.  The Company adopted ASU 2009-05 as of November 1, 2009.  The adoption did not have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 provides amendments to ASC 820 by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  ASU 2010-06 is effective for the Company as of May 1, 2010.  Since the revised guidance only requires additional disclosures about the Company’s fair value measurements, its adoption will not affect the Company’s financial position or results of operations.

NOTE 3 – GOING CONCERN:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and at March 31, 2010, current liabilities exceed current assets by $4,549,268.  The Company is currently in default on their line of credit and one of its long-term mortgages and subsequent to year end, the bank has commenced an action (Note 21).  Management will propose alternatives in an attempt to cure the defaults.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the curing the defaults, satisfying its current liabilities and the success of its future operations.  Management believes that actions presently being taken (partial sale of an investment, see Note 21) along with management’s future plans to raise cash through the sale of long-term assets, provide the opportunity for the Company to continue as a going concern.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 4 – FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and other assets.

•
Cash – At various times during the fiscal year, the Company’s cash balances exceeded federally insured limits. The cash balance was not in excess of federally insured limits at March 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments:

ASC 825-10 (formerly Statement of Financial Accounting Standards (SFAS) No. 107, “Fair Value of Financial Instruments”), requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable.  ASC 825-10 (formerly SFAS No. 107) defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amounts of the Company’s financial instruments approximate their fair value as outlined below:

•	Cash and trade payables – The carrying amounts approximate their fair value because of the short maturity of those instruments.

•	Line of credit – The carrying amount approximates fair value as the line of credit has a variable interest rate which fluctuates with the market.

•	Long-term debt and capital leases – The carrying amount approximates fair value as the interest rates on the various notes/leases approximate the Company’s estimated incremental borrowing rate.

The Company’s financial instruments are held for other than trading purposes.

NOTE 5 – MARKETABLE SECURITIES:

The Company invests in certain marketable securities that are categorized as available for sale. The cost and market values of marketable securities as well as the unrealized gains and losses are as follows at March 31:

	2010	2009

Cost	$28,980	$26,213
Unrealized gains	15,645	24,554

Market value	$44,625	$50,767

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 6 – NET PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows at March 31:

	2010	2009

Buildings	$4,915,481	$4,915,481
Leasehold improvements	954,339	967,312
Land	204,484	204,484
Furniture and equipment	143,860	140,486
	6,218,164	6,227,763
Less accumulated depreciation
and amortization	3,200,314	3,019,814

	$3,017,850	$3,207,949

NOTE 7 – OTHER ASSETS:

Other assets consist of the following at March 31:

	2010	2009

Deferred financing costs	$40,626	$46,717
Investments in unaffiliated companies	35,863	35,863

	$76,489	$82,580

NOTE 8 – EQUITY METHOD INVESTMENT

The Company’s 56.32% investment in its unconsolidated subsidiary Turbotec Products, Plc, in which the Company exercises significant influence, is carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses.

At March 31, 2010 and 2009, the market values of the common stock investment in Turbotec Products, Plc were as follows:

Year	Carrying Value	Per Share MV	Market Value

2010	$3,198,412	$0.39	$2,794,055
2009	5,323,704	$0.39	2,819,352

As a result of a decline in the market value of Turbotec Products, Plc at March 31, 2010 and 2009, the carrying amount of the investment exceeded its market value.  Management evaluated this decline in market value and deemed the decline to be other than temporary.  Accordingly an impairment loss of $2,575,000 has been recognized and charged to operations during the year ended March 31, 2010.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 8 – EQUITY METHOD INVESTMENT (Continued):

Following is a summary of financial position and results of operations of Turbotec Products, Plc:

	2010	2009
Current assets	$6,754,348	$6,734,746
Property and equipment, net	5,423,920	5,018,725
Other assets, net	203,191	100,991
Total assets	$12,381,459	$11,854,462

Current liabilities	1,203,486	1,531,336
Long-term Debt	82,243	167,040
Deferred liabilities	781,000	781,000
	2,066,729	2,479,376

Stockholders' equity	10,314,730	9,375,086
	$12,381,459	$11,854,462

Sales	$19,822,873	$26,985,712

Net income	$798,489	$1,446,983

Included in consulting fee and rental income on the statements of operations, is $452,894, and $898,857 from Turbotec Products, Plc, for the years ended March 31, 2010 and 2009, respectively.  Additionally, included in receivables on the balance sheet are net amounts from Turbotec Products, Plc which represent consulting fees, dividends receivable (net of an allowance) and pass-through rent amounts.  The balances are $42,024 and $889,297 at March 31, 2010 and 2009, respectively.

NOTE 9 – LINES OF CREDIT:

During December 2006, the Company entered into a line of credit (the “Line”) agreement with a bank.  The agreement provides for a borrowing base of $1,100,000.  Interest is charged at the bank’s prime rate (3.25% and 3.25% at March 31, 2010 and 2009, respectively).  The Line is secured by certain real property of the Company.  At March 31, 2009, the Company had available borrowings of $38,000.  The line expired on July 31, 2009 and the Company is currently in default.  Negotiations relating to renewal and repayment terms are on going.

Subsequent to March 31, 2010, the bank commenced legal action.  See Note 21 for further discussion.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 10 – NOTES PAYABLE AND LONG-TERM DEBT:

In December 2006, the Company refinanced the mortgage on the Day Hill Road property by obtaining a 10-year, $900,000 mortgage note payable from a bank.  The mortgage note is secured by a first mortgage on the building.  The note is payable in monthly principal installments of $3,750 plus accrued interest commencing January 21, 2007.  Interest is accrued on the unpaid principal at the 30 day LIBOR market Index rate (.2598%, and .5325% at March 31, 2010 and 2009, respectively) plus 1.5%.

In August 2004 the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,000,000 mortgage note payable.  The mortgage note is secured by a first mortgage on the multi-purpose building.  The note is payable in one hundred twenty monthly installments of principal and interest of $8,932 and has a fixed interest rate of 6.9%.

As a result of the default relative to the Line (Note 9) and the cross default provisions of the Line agreement, the two mortgages above are technically in default as of March 31, 2010.  Therefore, these mortgages are classified as current liabilities in these financial statements.

The Company has a term loan dated December 1, 2006, which is payable in 60 monthly installments of $1,628 including principal and interest at 6.39%.  The note is secured by a vehicle.  The Company also has a term loan dated May 6, 2008, which is payable in 36 monthly installments of $974 including principal and interest at 1%.  The note is secured by a vehicle.

The balances are as follows at March 31:

	2010	2009

Mortgage loan	$753,750	$798,750
Mortgage note payable –
multi-purpose building	746,653	799,860
Notes payable – vehicles	43,574	73,245

	$1,543,977	$1,671,855

Maturities of notes payable and long-term debt from continuing operations for each of the years succeeding March 31, 2010 are as follows:

Year ending March 31,	Amount

2011	$1,531,134
2012	12,843

$1,543,977

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 11 – LEASES:

The Company and Turbotec Products, Inc. entered into real estate leases for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. The leases commenced April 1, 2006 with five-year terms, and one extension option for three years, and a second extension option for two years.  Rent charges with respect to the 651 Day Hill Road property are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $36,333 monthly in year five.  Rent charges with respect to the 50 Baker Hollow Road property are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $9,208 monthly in year five.

The Company leases a portion of its Baker Hollow Road building to an unrelated tenant under an agreement which expires August 31, 2010.  Rental income aggregated $69,000 for each of the years ended March 31, 2010 and 2009 and is included in rental income in the accompanying consolidated statements of operations and comprehensive income.

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

The option price and the value awarded for bonuses shall not exceed 33.33% of the fair market value on the effective date of the option or bonus.  The value awarded for stock appreciation rights shall be equal to the excess of fair market value on the day of exercise less the fair market value on the effective date of the award.  Through March 31, 2010, no options, shares or SARS had been granted under these plans.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 13 – EARNINGS PER COMMON SHARE:

A reconciliation of the numerators and denominators of the basic and diluted Earnings per Common Share (EPS) computations for the years ended March 31:

	2010		2009
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Net income (loss)	$(5,468,883)		$(195,069)

Basic EPS
Income (loss) available to
common stockholders	(5,468,883)	4,413,813	(195,069)	4,083,895
Effect of Dilutive Securities
Stock warrants	-	-	-	-
Diluted EPS
Income (loss) available to
common stockholders including
assumed conversions	$(5,468,883)	4,413,813	$(195,069)	4,083,895

NOTE 14 – INCOME TAXES:

The provision (benefit) for income taxes consists of the following as of March 31:

	2010	2009

Current	$2,139	$39,862
Deferred	-	-

	$2,139	$39,862

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 14 – INCOME TAXES (Continued):

The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes, as the Company’s AMT income was completely offset by application of AMT net operating loss carryforwards and the AMT exemption.  State taxes accrued were based on net income on a separate company basis.

The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for continuing operations for fiscal years 2010 and 2009. The principal reasons for this difference are listed in the following table as of March 31:

	2010	2009

Statutory federal and state income tax	39%	39%
Change in valuation allowance	(40)	(39)
Other	1	(26)

	-%	(26)%

The significant components of the deferred tax provision are as follows as of March 31:

	2010	2009

Net operating loss	$1,484,000	$6,000
Reserves	146,000	-
Deferred Revenue	-	-
Valuation allowance	(1,433,000)	397,000
Equity method investment	(198,000)	(402,000)
Property and equipment, net	1,000	(1,000)

	$-	$-

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 14 – INCOME TAXES (Continued):

The components of the net deferred tax asset as of March 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss	$2,863,000	$1,379,000
Reserves	264,000	118,000
Deferred revenue	1,224,000	1,224,000
Valuation allowance	(1,559,000)	(126,000)
Total deferred tax assets	2,792,000	2,595,000
Deferred tax liabilities:
Equity method investment	(1,134,000)	(936,000)
Property and equipment, net	(458,000)	(459,000)

Net deferred tax asset	$1,200,000	$1,200,000

Differences between financial reporting and tax reporting relate primarily to equity method accounting, reserves, deferred revenue and differences between depreciation for financial reporting and tax reporting purposes.  Net operating loss carryforwards of approximately $5,600,000 and $7,367,000 are available for federal and state income tax purposes.  The carryforwards begin to expire in 2026 for federal income tax purposes and 2023 for state income tax purposes.

In July 2006, the FASB issued ASC 740-10. The Company adopted the provisions of ASC 740-10 effective April 1, 2007.  This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The cumulative effect of adopting ASC 740-10 did not have a material impact on the financial statements of the Company.  At March 31, 2010 and 2009, the Company had no material gross unrecognized tax benefits.  At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is deemed not to be material during the next twelve months mainly due to the expiration of certain statutes of limitations.  The federal statute of limitations remains open for this fiscal year.  Tax years 2005 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 15 – 401(k) PLANS:

During the year ended March 31, 2008, the Company formed a deferred compensation/retirement plan covering employees of Thermodynetics.  A contribution of $0 and $1,750, was accrued to the plan during the years ended March 31, 2010 and 2009, respectively, and was paid through a contribution of shares of Thermodynetics common stock.  It is the Company’s intention to terminate the plan and distribute assets to the participants.

NOTE 16 – EMPLOYMENT CONTRACTS:

The Company has extended its employment agreements with two employees and directors through March 2014.  These agreements provide for annual base salaries of approximately $276,000 and $208,000, respectively, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage.  For fiscal year 2010, these employees reduced their salaries by 25%.

In the event of termination, each agreement provides for the continuation of compensation and benefits.  However, the employees may not compete with the Company within the United States for a period of two years after termination and are subject to the terms and conditions of confidentiality agreements.

NOTE 17 – STOCK BONUSES:

During the years ended March 31, 2010 and 2009, the Company issued a total of 460,000 and 10,000 shares, respectively, to certain members of its Board of Directors.

NOTE 18 – CASH FLOW INFORMATION:

Cash paid for interest was $153,111 and $147,699 for the years ended March 31, 2010 and 2009, respectively.

Long term debt of $34,555 was incurred to acquire vehicles during the years ended March 31, 2009.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 19 – DISCONTINUED OPERATIONS:

In August 2005, the Company discontinued the operations of Vulcan.  From that date through March 31, 2007 the Company liquidated Vulcan’s remaining assets and settled all secured liabilities.

The Company allocates interest expense based on the named debtor of all interest bearing debt.  Interest expense included in discontinued operations was $0 for the years ended March 31, 2010 and 2009.

Assets and liabilities of Vulcan were reported as assets and liabilities of discontinued operations at March 31, 2010 and 2009.

Total long-term liabilities of discontinued operations were $2,782,195 for both March 31, 2010 and 2009.

The following amounts of Vulcan are included in discontinued operations on the consolidated statement of operations:

	2010	2009

Revenues	$-	$-
Pre-tax income (loss)	$-	$-

NOTE 20 – COMMITMENTS AND CONTINGENCIES:

The following are the known or threatened legal proceedings:

a)
The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10, 2010.  The net effect of the judgment held that administrative fees were not payable to the Company, and that the Company was required under British law to reimburse the PLC for a substantial portion of the PLC’s legal expenses.  All administrative fees that had been paid to the Company by the PLC were credited against the dividends that had been due to the Company, and no further previously declared dividend payments are payable.  The PLC has claimed total legal costs of approximately £700,000 which are to be subject to an assessment by the court if they cannot be agreed.  The PLC will be entitled to 85% of its legal costs after assessment by the court.  On May 24, 2010 in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.   These legal fees have been accrued at March 31, 2010 and are included in accrued expenses in these financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 20 – COMMITMENTS AND CONTINGENCIES (Continued):

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

In 2009, Turbotec Products filed an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.).  Thermodynetics has completed discovery.  The Company's motion to transfer the case back to the regular docket given the nature of the new claims was granted on August 5, 2009.   A pretrial conference is scheduled for July 21, 2010.

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

NOTE 21 – SUBSEQUENT EVENTS:

Sale of Shares of Turbotec Products, Plc:

On April 26, 2010, the Company entered into an agreement for the sale and purchase of 3,400,000 ordinary shares of Turbotec Products, Plc between the Company as the seller and the buyers, for approximately $1,300,000 before fees and transaction expenses.

The Relationship Agreement, dated April 28, 2006 was terminated in accordance with its terms by virtue of the sale of shares which reduced the Company’s holding in Turbotec Products, Plc below 30%.

Judgment from High Court in England:

On May 10, 2010, a judgment was rendered in the High Court in England against Thermodynetics and in favor of Turbotec Products, Plc (See Note 20).

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 21 – SUBSEQUENT EVENTS (Continued):

Bank Action:

The Company's bank initiated and served two separate lawsuits on June 28, 2010 against the Company, alleging defaults of certain mortgages of record and seeking recovery through foreclosure of the lien against the two commercial buildings.  The Company is current on both primary mortgages for each of the buildings, and is current on its interest payments against the line of credit which had matured in 2009; the default against such line of credit is that it has matured and has not been repaid in whole through refinancing or payment in full, thus the bank has claimed a cross-default against the other mortgages.  The Company believes there is material equity value in the buildings exceeding the value of all of the bank debt.  The Company intends to seek the right to sell the buildings over an extended period of time.  Both buildings are currently listed for sale with a commercial real estate broker

Subsequent Events:

Management has evaluated subsequent events through July 9, 2010, the date at which these financial statements were available for issue.