Form 10-Q
period 2010-06-30
THERMODYNETICS INC
filed 2010-08-13
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010
or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2010
Common stock $.01 Par Value	4,600,306 Shares

INDEX

		Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

	Consolidated Balance Sheets
	June 30, 2010 and March 31, 2010	1

	Consolidated Statements Of Income
	Three Months Ended June 30, 2010 and 2009	2

	Consolidated Statements Of Cash Flows
	Three Months Ended June 30, 2010 and 2009	3

	Notes To Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.	9

Item 4T.	Controls and Procedures.	9

PART II OTHER INFORMATION
Item 1.	Legal Proceedings.	10

Item 1A.	Risk Factors.	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10

Item 3.	Defaults Upon Senior Securities.	10

Item 4.	Submission of Matters to a Vote of Security Holders.	11

Item 5.	Other Information.	11

Item 6.	Exhibits.	11

Signatures		12

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in 000's)

	June 30,	March 31,
	2010	2010
ASSETS
CURRENT ASSETS
Cash	$559	$229
Marketable securities	62	45
Prepaid expenses and other current assets	96	14
Total current assets	717	288

PROPERTY, PLANT AND EQUIPMENT, net	2,973	3,018

DEFERRED INCOME TAXES	1,200	1,200

OTHER ASSETS
Investments - at equity	1,891	3,198
Related party receivables	42	42
Other	74	77
Total other assets	2,007	3,317

	$6,897	$7,823

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,087	$1,087
Accounts payable	224	214
Accrued expenses and taxes	1,450	2,005
Current portion of long-term debt	1,503	1,531
Total current liabilities	4,264	4,837

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	8	13
Long-term liabilities from discontinued operations	2,782	2,782
Total long-term liabilities	2,790	2,795

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized
25,000,000 shares	46	46
Additional paid-in capital	7,262	7,262
Accumulated other comprehensive income	33	16
Deficit	(7,498)	(7,133)
	(157)	191

	$6,897	$7,823

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30,
(UNAUDITED)
(in 000's, except earnings per share)

	2010	2009
REVENUES
Consulting fee and rental income	$154	$248

OPERATING EXPENSES	385	458

Income (loss) from operations	(231)	(210)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	-	211

OTHER INCOME (EXPENSE)
Other, net	-	1
Interest expense	(37)	(40)
Loss on sale of stock	(97)	-
	(134)	(39)

Loss before provision for income taxes	(365)	(38)

PROVISION FOR INCOME TAXES	-	-

Net loss	(365)	(38)

OTHER COMPREHENSIVE LOSS, net of tax	-	-

Comprehensive loss	$(365)	$(38)

EARNINGS (LOSS) PER COMMON SHARE	$(0.08)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(UNAUDITED)
(in 000's)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(365)	$(38)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	48	51
Earnings in unconsolidated subsidiary	-	(187)
Loss on sale of stock of subsidiary	97	-
(Increase) decrease in prepaid expenses and
other current assets	(82)	271
Increase (decrease) in accounts payable	10	21
Increase (decrease) in accrued expenses and taxes	(555)	36
Net cash provided by (used in) operating activities	(847)	154

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	-	(5)
Net cash provided by (used in) investing activities	-	(5)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (increase) decrease in related party receivable	-	(99)
Proceeds from sale of stock	1,210	-
Proceeds from short-term borrowings	-	(50)
Principal payments on debt and capital lease obligations	(33)	(31)
Net cash provided by (used in) financing activities	1,177	(180)

NET INCREASE (DECREASE) IN CASH	330	(31)

CASH, beginning of year	229	475

CASH, end of year	$559	$444

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and at June 30, 2010, current liabilities exceed current assets by $3,547,000.  The Company is currently in default on their line of credit and its long-term mortgages, yet at June 30, 2010, the Company is current on both primary mortgages for each of the buildings, and is current on its interest payments against the line of credit.  During June, 2010, the bank commenced two legal proceedings (Note 10).  Discussions with the bank were held in August 2010 and it is anticipated that a resolution without foreclosure may result.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the curing the defaults, satisfying its current liabilities and the success of its future operations.  Management believes that actions presently being taken (partial sale of an investment, see Note 10) along with management’s future plans to raise cash through the sale of long-term assets, provide the opportunity for the Company to continue as a going concern.

NOTE 3: SUBSIDIARY TRANSACTIONS

On May 8, 2006, the Company completed the sale of a 43.68% minority interest of its subsidiary, Turbotec Products Plc, (the “PLC”), through an offering on the AIM Market of the London Stock Exchange.  As a result, the Company began to account for Turbotec under the equity method of accounting effective May 8, 2006.

At that date, the Company and the PLC entered into a Relationship Agreement (RA) which provided for an annual administration fee; restrictions on related party transactions; restrictions on appointments to the board of the PLC and mutual confidentiality and reporting undertakings.

On April 26, 2010, the Company sold 3,400,000 ordinary shares of Turbotec Products, Plc for approximately $1,300,000 before fees and transaction expenses.  As a result, the RA was terminated in accordance with its terms as the sale reduced the company’s holding in the PLC below 30%.

Commercial Leases:

The Company and Turbotec Products, Inc., a wholly-owned subsidiary of the PLC (“Turbotec Products”), entered into real estate leases effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. See Part II, Item 1. The leases commenced April 1, 2006 with a five-year term, and one extension option for three years, and a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $36,333 monthly in year five.  Rent charges with respect to the 50 Baker Hollow Road property are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $9,208 monthly in year five.  Turbotec has stated its plan to relocate its operations to North Carolina by the end of the five year lease term, and will not renew such lease.

NOTE 4: LACK OF CURRENT INFORMATION FROM TURBOTEC PRODUCTS PLC

Certain financial information in the Company’s notes to the financial statement, as they pertain to the PLC, reflects the information at March 31, 2010 and June 30, 2009.  The PLC reports semi-annually, as that is the requirement of the UK AIM market.  As such there is no public information that is available to be included in the Company’s financial statements subsequent to March 31, 2010.

NOTE 5: EQUITY METHOD INVESTMENT

The Company’s 29.77% investment in its unconsolidated subsidiary Turbotec Products, Plc, is carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses.  On April 26, 2010, the Company sold 3,400,000 shares of the stock of the PLC.  Prior to the sale the Company held a 56.32% investment in the PLC.

The market values of the common stock investment in the PLC were:

Period Ending	Carrying Value	Per Share MV	Market Value
June 30, 2010	$1,868	$0.49	$1,896

June 30, 2009	$5,510	0.33	$2,383

	March 31, 2010	June 30, 2009
Current assets	$6,754	$7,117
Property and equipment, net	5,424	5,069
Other assets, net	203	101
Total assets	12,381	12,287

Current liabilities	1,203	1,633
Long-term Debt	82	146
Deferred liabilities	781	781
	2,066	2,560
Stockholders' equity	10,315	9,727
	12,381	12,287

	Year Ended March 31, 2010	Three Months Ended June 3, 2009
Sales	19,823	4,927

Net income	$798	$330

Included in consulting fee and rental income on the income statement is $137 and $231 from the PLC, for the three months ended June 30, 2010 and 2009, respectively.  Additionally, included in receivables on the balance sheet are net amounts from the PLC which represents consulting fees, dividends receivable (net of an allowance) and pass-through rent amounts.  The balances are $42 and $988 at June 30, 2010 and June 30, 2009 respectively.

NOTE 6: EARNINGS PER SHARE

Earnings per share for the three months ended June 30, 2010 have been computed based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are:

	Three Month Ended June 30,
	2010	2009
Weighted Average Shares Outstanding-Basic and Diluted	4,600,306	4,090,306

NOTE 7: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of ASC 230-10.

	Three Month Ended June 30,
	(in 000's)
	2010	2009
Cash payments for interest	$37	$40

NOTE 8: INVESTMENT/LOAN

As of June 30, 2010, $300,000 had been advanced to a manufacturer of modular commercial buildings under loans which bear interest at 12%, payable monthly, and are repayable upon the financing of the manufacturer.  As a consideration of the loan described above, shares were issued to the Company representing 6% of the manufacturer; Thermodynetics’ CEO is also serving as the manufacturer’s CEO, and he has been issued shares equal to 5% of the manufacturer as an incentive.

Payments due under the loan are currently overdue and payment of the loan is in doubt, although it is the intent to be repaid once the company is refinanced.  The company is currently seeking capital and is not operating.  Part of the consideration for making the loan was an escrow of additional shares to bring the total owned to 51%.  It is intended that the shares are to be called if the loan is not paid.  A reserve of $300,000 has been established.

NOTE 9: LINE OF CREDIT

The Company’s $1.1 million line of credit matured on July 31, 2009 and is due in full; and the Company is currently in default.  The Company has continued to pay interest under the terms of the line of credit through June 30, 2010.

On June 28, 2010 the Bank commenced legal action.  See Note 10 for further discussion.

NOTE 10: LEGAL PROCEEDINGS

The following are the known or threatened legal proceedings:

a)
The lawsuit instituted by the Company on January 8, 2008 in England against the PLC was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10, 2010.  The net effect of the judgment held that administrative fees were not payable to the Company, and that the Company was required under British law to reimburse the PLC for a substantial portion of the PLC’s legal expenses.  The PLC has claimed total legal costs of approximately £700,000 which are to be subject to an assessment by the court if they cannot be agreed.  The PLC will be entitled to 85% of its legal costs after assessment by the court.  On May 24, 2010, in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.

(b)
Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 alleging that Thermodynetics breached two commercial leases, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases.  In 2009, Turbotec Products filed an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act.  Thermodynetics has completed discovery.  A prejudgment hearing was held on July 27, 2010, which resulted in a trial being scheduled for February 2012.  Turbotec Products claims that it suffered damages in excess of $350,000 and such damages are continuing to accrue.  Thermodynetics denies the allegations, is vigorously defending the case, and filed counterclaims for sums due under the two leases, and has claimed the case for a jury trial.   Thermodynetics does not view the risk of loss in the case as probable or material.

(c)
The Company’s bank initiated and served two separate lawsuits on June 28, 2010 against the Company, alleging defaults of the line of credit and of certain mortgages and seeking recovery through foreclosure of the liens against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At June 30, 2010, the Company was current on both primary mortgages for each of the buildings, and was current on its interest payments against the line of credit which had matured in 2009.  The default is against the line of credit which has not been repaid and the bank has claimed a cross-default against the mortgages.  The Company believes there is material equity value in the buildings exceeding the value of all of the bank debt.  Discussions with the bank were held in August 2010 and it is anticipated that a resolution without foreclosure may result.  Both buildings are currently listed for sale with a commercial real estate broker.

(d)
There are a number of threatened and pending actions against Vulcan, and a number of material judgments obtained against Vulcan.  Thermodynetics and its other subsidiaries are not and have not been a party to any such Vulcan actions.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

During the latest quarterly period, the Company disposed of slightly more than 26% of its stockholdings in Turbotec Products Plc reducing its holdings to below 30%.  That transaction followed an unexpected decision from the London trial which decision awarded costs to Turbotec and which preliminary amount was paid from the proceeds of the stock sale.  Other pressing and overdue payables were also paid from the sale proceeds.

The Company is pursuing various activities which are designed to raise capital and to generate income.  These include seeking management contracts, assisting other companies in securing financing, and in the sale or rental of the two commercial buildings which are located in a highly desirable area of north central Connecticut.

Rental income is expected to materially decline unless new tenants are found as the leases for the buildings will expire by the end of this fiscal year and neither tenant plans to renew their leases.

It is believed that the tax loss carry forward is an asset that can be utilized in raising capital and/or in allowing the Company to merge with another organization.  That is being explored as well.

Certain financial information in the Company’s notes to the financial statement, as they pertain to the Plc, reflects the information at March 31, 2010 and June 30, 2009.  The Plc reports semi-annually as that is the requirement of the UK AIM market.  As such there is no public information that is available to be included in the Company’s financial statements subsequent to March 31, 2010.

The lawsuit that Turbotec Products Inc instituted against the Company is progressing.  Thermodynetics denies Turbotec’s allegations, is vigorously defending the case, and filed counterclaims for sums due under the two leases, and has claimed the case for a jury trial.  A pretrial hearing was held in July and as the two sides are quite far apart in their beliefs as to an equitable resolution of the matters; a trial was scheduled for February 2012.  Thermodynetics does not view the risk of loss in the case as probable or material.

The Company's bank began foreclosure proceedings in June 2010 as the line of credit had not been repaid after it matured in July 2009.  Discussions with the bank were held in August 2010 and it is anticipated that a resolution without foreclosure may result to allow the buildings securing the obligations to be sold and thereby repay the bank all sums due.  The Company believes there is material equity value in the buildings exceeding the value of all of the bank debt.  Both buildings are currently listed for sale with a commercial real estate broker.  Should the sales not be successful, or another means of satisfying the bank not found, the resolution of this matter would have a materially adverse effect on the Company.

Liquidity.

The London trial severely impacted the cash resources of the Company and as a result it was decided to sell a portion of the holdings of the Company.  With the move to North Carolina, it was further decided that the buildings should be sold or leased and following the listing with a commercial broker, the Company’s bank began foreclosure actions to collect the sums due as discussed in the footnotes to the financial statements.  Conversations with the bank are ongoing and both the bank and the Company believe that it is prudent to find an alternative to the foreclosure action; specific proposals are currently being discussed.

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

Item 4T.       Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures -

The Company’s principal executive and principal financial officers have concluded, based on their evaluation, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report, were effective to provide the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act.

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

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

There are no material legal proceedings known or threatened against the Company, except:

(a)          The lawsuit instituted by the Company on January 8, 2008 in England against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10, 2010.  The net effect of the judgment held that the Company was required under British law to reimburse the PLC for a substantial portion of the PLC’s legal expenses.  The PLC has claimed total legal costs of approximately £700,000 which are to be subject to an assessment by the Court if they cannot be agreed.  The PLC will be entitled to 85% of its legal costs after assessment by the Court.  On May 24, 2010 in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.

(b)          Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases.  In 2009, Turbotec Products filed an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.).  Thermodynetics has completed discovery.  A prejudgment hearing was held on July 27, 2010, which resulted in a trial being scheduled for February 2012.  Turbotec Products claims that it suffered damages in excess of $350,000 and such damages are continuing to accrue.  Thermodynetics denies the allegations, is vigorously defending the case, and filed counterclaims for sums due under the two leases, and has claimed the case for a jury trial.  Thermodynetics does not view the risk of loss in the case as probable or material.

(c)           The Company's bank initiated and served two separate lawsuits on June 28, 2010 against the Company in the Connecticut Superior Court, Judicial District of Hartford, alleging defaults of the line of credit and certain mortgages and seeking recovery through foreclosure of the liens against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At June 30, 2010, the Company was current on both primary mortgages for each of the buildings, and was current on its interest payments against the line of credit which had matured in 2009.  The default is against the line of credit which has not been repaid and the bank has claimed a cross-default against the other mortgages.  The Company believes there is material equity value in the buildings exceeding the value of all of the bank debt.  Discussions with the bank were held in August 2010 and it is anticipated that a resolution without foreclosure may result.  Both buildings are currently listed for sale with a commercial real estate broker.

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

Item 3.          Defaults Upon Senior Securities.

There were no material defaults of any terms of the securities or indebtedness of the Company or any of its significant subsidiaries during the three-month period covered by this Form 10-Q report, except that the Company’s $1.1 million line of credit matured on July 31, 2009 and is due in full.  The Company's bank initiated and served two separate lawsuits on June 28, 2010 against the Company alleging defaults of the line of credit and certain mortgages; see Item 1(c).

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

THERMODYNETICS, INC.

Date: August 12, 2010	By:	/s/ Robert A. Lerman
Robert A. Lerman
President and Chief Executive Officer

Date: August 12, 2010	By:	/s/ John F. Ferraro
John F. Ferraro
Treasurer and Chief Financial Officer