Form 10-Q
period 2010-09-30
THERMODYNETICS INC
filed 2010-11-15
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common stock $.01 Par Value	4,600,306 Shares

INDEX

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in 000's)
	September 30,	March 31,
	2010	2010

ASSETS
CURRENT ASSETS
Cash	$458	$229
Marketable securities	1,909	45
Prepaid expenses and other current assets	16	14
Total current assets	2,383	288

PROPERTY, PLANT AND EQUIPMENT, net	2,929	3,018

DEFERRED INCOME TAXES	-	1,200

OTHER ASSETS
Investments - at equity	-	3,198
Related party receivables	42	42
Other	35	77
Total other assets	77	3,317

	$5,389	$7,823

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$1,031	$1,087
Accounts payable	176	214
Accrued expenses and taxes	1,559	2,005
Current portion of long-term debt	1,478	1,531
Total current liabilities	4,244	4,837

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	5	13
Long-term liabilities from discontinued operations	-	2,782
Total long-term liabilities	5	2,795

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized
25,000,000 shares	46	46
Additional paid-in capital	7,262	7,262
Accumulated other comprehensive income (loss)	(12)	16
Deficit	(6,156)	(7,133)
	1,140	191

	$5,389	$7,823

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)
(in 000's, except earnings per share)
	2010	2009

REVENUES
Consulting fee and rental income	$154	$247

OPERATING EXPENSES	319	455

Income (loss) from operations	(165)	(208)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	-	173

OTHER INCOME (EXPENSE)
Other, net	-	(152)
Interest expense	(39)	160
Realized Loss on Impairment	-	(2,196)
Loss on sale of stock	(36)
	(75)	(2,188)

Loss before provision for income taxes and extraordinary item	(240)	(2,223)

PROVISION FOR INCOME TAXES	-	4

Loss before extraordinary item	(240)	(2,227)

EXTRAORDINARY ITEM - Gain on extinguishment of debt net of
taxes of $1,200	1,582	-

Net income (loss)	1,342	(2,227)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(45)	(18)

Comprehensive income (loss)	$1,297	$(2,245)

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM
PER COMMON SHARE	$(0.05)	$(0.51)

EARNINGS (LOSS) PER COMMON SHARE	$0.29	$(0.51)

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)
(in 000's)
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$977	$(2,265)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	96	97
Earnings in unconsolidated subsidiary	-	(335)
Realized Loss on Impairment		2,196
Loss on sale of stock of subsidiary	97	-
Realized loss on investment in unaffiliated company	36	-
Gain on extinguishment of debt	(1,582)	-
Issuance of stock		129
(Increase) decrease in prepaid expenses and
other current assets	(2)	(731)
Increase (decrease) in accounts payable	(38)	(10)
Increase (decrease) in accrued expenses and taxes	(447)	217
Net cash provided by (used in) operating activities	(863)	(702)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1)	(4)
Purchases of marketable securities	-	(3)
Net cash provided by (used in) investing activities	(1)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (increase) decrease in related party receivable	-	778
Proceeds from sale of stock	1,210	-
Proceeds from short-term borrowings	-	25
Principal payments on debt and capital lease obligations	(117)	(66)
Net cash provided by (used in) financing activities	1,093	737

NET INCREASE IN CASH	229	28

CASH, beginning of year	229	475

CASH, end of period	$458	$503

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and at September 30, 2010, current liabilities exceed current assets by approximately $1,861,000.  The Company is currently in default on their line of credit and its long-term mortgages, yet at September 30, 2010, the Company is current on both primary mortgages for each of the buildings, and is current on its interest payments against the line of credit.  Rental income from the commercial buildings is now collected by the Bank and those proceeds are utilized for the principal and interest payments on the mortgages, with all remaining cash utilized to pay principal and interest on the line of credit.   During June, 2010, the bank commenced two legal proceedings (Note 11).  Discussions with the bank were held in August and it is anticipated that a resolution without foreclosure will result.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon curing defaults, satisfying current liabilities and the success of future operations.  Management believes that actions presently being taken (partial sale of an investment, see Note 10) along with management’s future plans to raise cash through the sale of long-term assets, provide the opportunity for the Company to continue as a going concern.

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

On April 26, 2010, the Company sold 3,400,000 ordinary shares of Turbotec Products, Plc for approximately $1,300,000 before fees and transaction expenses.  As a result, the RA was terminated in accordance with its terms, as the sale reduced the Company’s holding in the PLC below 30%.  With this sale of stock and the termination of the RA, the Company no longer has significant influence with respect to the PLC and accordingly has ceased utilizing the equity method of accounting for its investment in the PLC.  The Company’s investment is now accounted for as a marketable security under ASC 320 and is reflected in these financial statements as a current asset.

Commercial Leases:

The Company and Turbotec Products, Inc., a wholly-owned subsidiary of the PLC (“Turbotec Products”), entered into real estate leases effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. See Part II, Item 1. The leases commenced April 1, 2006 with a five-year term, and one extension option for three years, and a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property (651 DHR) are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $36,333 monthly in year five.  Rent charges with respect to the 50 Baker Hollow Road property (50 BHR) are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $9,208 monthly in year five; Turbotec has requested that the lease for 651 DHR be extended through December 31, 2011 for 50,000 sq ft and negotiations as to the lease are continuing.  Turbotec has stated its plan to relocate its operations to North Carolina after the end of the five year lease term, and will not renew the lease for 50 BHR.

NOTE 4: LACK OF CURRENT INFORMATION FROM TURBOTEC PRODUCTS PLC

Certain financial information in the Company’s notes to the financial statement, as they pertain to the PLC, reflects the information at March 31, 2010 and September 30, 2009.  The PLC reports semi annually, as that is the requirement of the UK AIM market, and is next scheduled to report in December 2010.  As such there is no public information that is available to be included in the Company’s financial statements subsequent to March 31, 2010.

NOTE 5: INVESTMENT IN TURBOTEC PRODUCTS, PLC

The Company’s 29.77% investment in its unconsolidated subsidiary Turbotec Products, Plc, is carried at market value at September 30, 2010.  At March 31, 2010 and September 30, 2009, the equity method of accounting was utilized whereby the investment was carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses.  On April 26, 2010, the Company sold 3,400,000 shares of the stock of Turbotec Products, Plc.  Prior to the sale the Company held a 56.32% investment in Turbotec Products, Plc.

The market values of the common stock investment in the PLC were:

Year	Carrying Value	Per Share MV	Market Value	Cost

September 30, 2010	$1,846	$0.48	$1,846	$1,891
September 30, 2009	3,462	0.45	3,273	N/A

	March 31, 2010	September 30, 2009

Current assets	$6,754	$7,139
Property and equipment, net	5,424	5,221
Other assets, net	203	101
Total assets	12,381	12,461

Current liabilities	1,203	1,627
Long-term debt	82	103
Deferred liabilities	781	781
	2,066	2,511
Stockholders' equity	10,315	9,950
	12,381	12,461

	Year Ended March 31, 2010	Six Months Ended September 30, 2009
Sales	19,823	14,682
Net income	$798	$510

Included in consulting fee and rental income on the income statement is $279,000 and $461,000 from the PLC, for the six months ended September 30, 2010 and 2009, respectively.  Additionally, included in receivables on the balance sheet are net amounts from the PLC which represents consulting fees and dividends receivable both net of an allowance and pass-through rent amounts.  The balances are $42,000 and $111,000 at September 30, 2010 and September 30, 2009 respectively.

NOTE 6: EARNINGS PER SHARE

Earnings per share for the three and six month periods ended September 30, 2010 and September 30, 2009 have been computed based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Weighted Average Shares Outstanding-Basic & Diluted	4,600,306	4,373,023	4,600,306	4,373,023

NOTE 7: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of ASC 230-10.

	Six Months Ended September 30
	(in 000's)
Cash payments for interest	2010	2009
	$77	$79

NOTE 8: INVESTMENT/LOAN

As of September 30, 2010, $300,000 had been advanced to a manufacturer of modular commercial buildings under loans which bear interest at 12%, payable monthly, and were repayable upon the financing of the manufacturer.  As a consideration of the loan described above, shares were issued to the Company representing 6% of the manufacturer; Thermodynetics’ CEO also served as the manufacturer’s CEO, and he had been issued shares equal to 5% of the manufacturer as an incentive.

Payments due under the loan are currently overdue and payment of the loan is in doubt.  Part of the consideration for making the loan was an escrow of additional shares to bring the total owned to 51%.  It was intended that the shares are to be called if the loan is not paid.  The loan was written off during the second quarter.

NOTE 9: LINE OF CREDIT

The Company’s $1.1 million line of credit matured on July 31, 2009 and is due in full; the Company is currently in default.  The Company has continued to pay interest under the terms of the line of credit through September 30, 2010.

On June 28, 2010 the Bank commenced legal action.  See Notes 2 and 11 for further discussion.

NOTE 10: EXTRAORDINARY ITEM

During the fiscal quarter ended September 30, 2010, the Company extinguished debts, totaling approximately $2,800,000, which reflected liabilities from a defunct subsidiary named Vulcan Industries, Inc.  (“Vulcan”).  Vulcan was closed during 2005 and all secured creditors were satisfied.  The remaining liabilities were payable by Vulcan alone to unsecured creditors and, with the passing of their statutory rights, those liabilities were written off resulting in a gain, net of taxes, of $1,582,000.

NOTE 11: LEGAL PROCEEDINGS

The following are the known or threatened legal proceedings:

a)
The lawsuit instituted by the Company on January 8, 2008 in England against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10, 2010.  The net effect of the judgment held that the Company was required under British law to reimburse the PLC for a substantial portion of the PLC’s legal expenses.  The PLC has claimed total legal costs of approximately £795,000 which are to be subject to an assessment by the Court if they cannot be agreed.  The PLC will be entitled to 85% of its legal costs after assessment by the Court.  The PLC has served a Notice of Commencement of Detailed Assessment proceedings along with a Bill of Costs.  The Company has served its Points of Dispute challenging the PLC's costs as appropriate.  The Company is waiting to receive the PLC's response to the Points of Dispute.  The Company believes that the costs that it will be required to pay will be reduced.  On May 24, 2010, in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.

(b)
Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 alleging that Thermodynetics breached two commercial leases, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases.  In 2009, Turbotec Products filed an amended complaint adding counts for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act.  Thermodynetics has completed discovery.  A prejudgment hearing was held on July 27, 2010, which resulted in a trial being scheduled for February 2012.  Turbotec Products claims that it suffered damages in excess of $350,000 and such damages are continuing to accrue.  Thermodynetics denies the allegations, is vigorously defending the case, and filed counterclaims for sums due under the two leases, and has claimed the case for a jury trial.   Thermodynetics does not view the risk of loss in the case as probable or material.  The discussions related to the lease extension for 651 DHR include a resolution of this lawsuit.

(c)
The Company’s bank initiated and served two separate lawsuits on June 28, 2010 against the Company, alleging defaults of the line of credit and of certain mortgages and seeking recovery through foreclosure of the lien against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At September 30, 2010, the Company is current on both primary mortgages for each of the buildings, and is current on its interest payments against the line of credit which had matured in 2009.  The default is against the line of credit, which matured and has not been repaid in whole through refinancing or payment in full, thus the bank has claimed a cross-default against the other mortgages.  The Company believes there is material equity value in the buildings exceeding the value of all of the bank debt.  Discussions with the bank were held in August 2010 and it is anticipated that a forbearance may be agreed upon permitting the Company more time to sell the buildings at fair value.  Both buildings are currently listed for sale with a commercial real estate broker.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

The London trial severely impacted the cash resources of the Company and as a result it was decided to sell a portion of the holdings of the Company.

During the latest six month period, the Company disposed of slightly more than 26% of its stockholdings in Turbotec Products Plc reducing its holdings to below 30%.  That transaction followed an unexpected decision from the London trial which decision awarded costs to Turbotec and which preliminary amount was paid from the proceeds of the stock sale.  Other pressing and overdue payables were also paid from the sale proceeds.

The Company is pursuing various activities which are designed to raise capital and to generate income.  These include seeking management contracts, assisting other companies in securing financing, and in the sale or rental of the Company’s two commercial buildings which are located in a desirable area of north central Connecticut.

Rental income is expected to materially decline unless new tenants are secured.  Rental income for the smaller of the two buildings owned by the Company was consistent with prior periods, but going forward, one tenant has vacated its leased space as of September 30, 2010 and the other tenant plans to vacate upon the lease termination on March 31, 2011.  The Company expects to extend the lease for the larger building with the tenant and negotiations are currently being conducted.  The two properties are being marketed for sale or lease.

It is believed that the tax loss carry forward is an asset that can be utilized in raising capital and/or in allowing the Company to merge with another organization.  That is being explored as well.

Certain financial information in the Company’s notes to the financial statement, as they pertain to the PLC, reflects the information at March 31, 2010 and September 30, 2009.  The Plc reports semi-annually as that is the requirement of the UK AIM market and information for the period ending September 30, 2010 was not available prior to the filing date of this report.  As such there is no public information that is available to be included in the Company’s financial statements subsequent to March 31, 2010.

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

The Company's bank began foreclosure proceedings in June 2010 as the line of credit had not been repaid after it matured in July 2009.  Discussions with the bank were held in August 2010 and it is anticipated that a resolution without foreclosure may result to allow the buildings securing the obligations to be sold and thereby repay the bank all sums due.  The Company believes there is material equity value in the buildings exceeding the value of all of the bank debt.  Both buildings are currently listed for sale with a commercial real estate broker.  Should the Company not be successful in selling the buildings, or another means of satisfying the bank not found, the bank’s resolution of this matter would have a materially adverse effect on the Company.

Liquidity.

The London trial severely impacted the cash resources of the Company and as a result it was decided to sell a portion of the holdings of the Company.  With the move to North Carolina, it was further decided that the buildings should be sold or leased, and are being marketed for sale or lease.

Turbotec Products PLC (the “PLC”) has claimed total legal costs of approximately £795,000 which are to be subject to an assessment by the court if they cannot be agreed.  On May 24, 2010, in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.  The PLC will be entitled to 85% of its legal costs after assessment by the court.  The PLC has served a Notice of Commencement of Detailed Assessment proceedings along with a Bill of Costs.  The Company has served its Points of Dispute challenging the PLC's costs as appropriate.  The Company is waiting to receive the PLC's response to the Points of Dispute.  The Company believes that the costs that it will be required to pay will be reduced.

Subsequent to September 30, 2010 on October 29th, the Company’s investment in one of its holdings was liquidated and $218,000 was received as a result of the sale.

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

There are no material legal proceedings known or threatened against the Company, except:

(a)           The lawsuit instituted by the Company on January 8, 2008 in England against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10, 2010.  The net effect of the judgment held that the Company was required under British law to reimburse the PLC for a substantial portion of the PLC’s legal expenses.  The PLC has claimed total legal costs of approximately £795,000 which are to be subject to an assessment by the Court if they cannot be agreed.  The PLC will be entitled to 85% of its legal costs after assessment by the Court.  The PLC has served a Notice of Commencement of Detailed Assessment proceedings along with a Bill of Costs.  The Company has served its Points of Dispute challenging the PLC's costs as appropriate.  The Company is waiting to receive the PLC's response to the Points of Dispute.  The Company believes that the costs that it will be required to pay will be reduced.  On May 24, 2010 in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.

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

(c)           The Company's bank initiated and served two separate lawsuits on June 28, 2010 against the Company in the Connecticut Superior Court, Judicial District of Hartford, alleging defaults of the line of credit and certain mortgages and seeking recovery through foreclosure of the liens against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At September 30, 2010, the Company was current on both primary mortgages for each of the buildings, and was current on its interest payments against the line of credit which had matured in 2009.  The default is against the line of credit which has not been repaid and the bank has claimed a cross-default against the other mortgages.  The Company believes there is material equity value in the buildings exceeding the value of all of the bank debt.  Discussions with the bank were held in August 2010 and it is anticipated that a forbearance may be agreed upon permitting the Company more time to sell the buildings at fair value.  Both buildings are currently listed for sale with a commercial real estate broker.

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

THERMODYNETICS, INC.

Date: November 11, 2010	By:	/s/ Robert A. Lerman
Robert A. Lerman
President and Chief Executive Officer

Date: November 11, 2010	By:	/s/ John F. Ferraro
John F. Ferraro
Treasurer and Chief Financial Officer