Form 10-Q/A
period 2010-09-30
THERMODYNETICS INC
filed 2010-11-15
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Thermodynetics, Inc. is filing this amendment No. 1 (the Amendment) to its Form 10-Q for the quarterly period ended September 30, 2010, which was filed with the U.S. Securities and Exchange Commission on November 15, 2010, to include the "Consolidated Statements of Operations and Comprehensive Income (Loss) for the Six Months ended September 30, 2010" which was inadvertently omitted from the financial statements of the Form 10-Q. Other than the foregoing, and the new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934, our Quarterly Report on Form 10-Q is not being amended or updated in any respect.

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

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)
(in 000's, except earnings per share)

	2010	2009

REVENUES
Consulting fee and rental income	$308	$495

OPERATING EXPENSES	704	913

Loss from operations	(396)	(418)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	-	384

OTHER INCOME (EXPENSE)
Other, net	-	(151)
Interest expense	(76)	120
Realized Loss on Impairment	-	(2,196)
Loss on sale of stock	(133)	-
	(209)	(2,227)

Loss before provision for income taxes and extraordinary item	(605)	(2,261)

PROVISION FOR INCOME TAXES	-	4

Loss before extraordinary item	(605)	(2,265)

EXTRAORDINARY ITEM - Gain on extinguishment of debt net of
taxes of $1,200	1,582	-

Net income (loss)	977	(2,265)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(45)	(18)

Comprehensive income (loss)	$932	$(2,283)

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM
PER COMMON SHARE	$(0.13)	$(0.52)

EARNINGS (LOSS) PER COMMON SHARE	$0.21	$(0.52)

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

THERMODYNETICS, INC.

Date: November 15, 2010	By:	/s/ Robert A. Lerman
Robert A. Lerman
President and Chief Executive Officer

Date: November 15, 2010	By:	/s/ John F. Ferraro
John F. Ferraro
Treasurer and Chief Financial Officer