Form 10-Q
period 2010-12-31
THERMODYNETICS INC
filed 2011-02-14
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010
or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2010
Common stock $.01 Par Value	4,600,306 Shares

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Balance Sheets
	December 31, 2010 and March 31, 2010	2

	Consolidated Statements Of Income
	Three Months Ended December 31, 2010 and 2009	3

	Consolidated Statements Of Income
	Nine Months Ended December 31, 2010 and 2009	4

	Consolidated Statements Of Cash Flows
	Nine Months Ended December 31, 2010 and 2009	5

	Notes To Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risks.	11

Item 4T.	Controls and Procedures.	11

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.	12

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

Item 3.	Defaults Upon Senior Securities.	13

Item 5.	Other Information.	13

Item 6.	Exhibits.	13

SIGNATURES		14

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in 000's)

	December 31,	March 31,
	2010	2010

ASSETS
CURRENT ASSETS
Cash	$459	$229
Cash - restricted	424	-
Marketable securities	1,126	45
Prepaid expenses and other current assets	32	14
Total current assets	2,041	288

PROPERTY, PLANT AND EQUIPMENT, net	2,884	3,018

DEFERRED INCOME TAXES	-	1,200

OTHER ASSETS
Investments - at equity	-	3,198
Related party receivables	-	42
Other	32	77
Total other assets	32	3,317

	$4,957	$7,823

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$954	$1,087
Accounts payable	204	214
Accrued expenses and taxes	1,291	2,005
Current portion of long-term debt	1,449	1,531
Total current liabilities	3,898	4,837

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	1	13
Long-term liabilities from discontinued operations	-	2,782
Total long-term liabilities	1	2,795

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 25,000,000 shares	46	46
Additional paid-in capital	7,262	7,262
Accumulated other comprehensive income (loss)	(232)	16
Deficit	(6,018)	(7,133)
	1,058	191

	$4,957	$7,823

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31,
(UNAUDITED)
(in 000's, except earnings per share)

	2010	2009

REVENUES
Consulting fee and rental income	$134	$247

OPERATING EXPENSES	80	1,327

Income (loss) from operations	54	(1,080)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	-	(21)

OTHER INCOME (EXPENSE)
Other, net	2	202
Interest expense	(37)	(236)
Realized Loss on Impairment	-	-
Gain on sale of stock	114	-
	79	(34)

Income (loss) before provision for income taxes and extraordinary item	133	(1,135)

PROVISION FOR INCOME TAXES	(5)	(2)

Net income (loss)	138	(1,133)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(203)	13

Comprehensive income (loss)	$(65)	$(1,120)

EARNINGS (LOSS) PER COMMON SHARE	$0.03	$(0.25)

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31,
(UNAUDITED)
(in 000's, except earnings per share)

	2010	2009

REVENUES
Consulting fee and rental income	$442	$742

OPERATING EXPENSES	784	2,240

Loss from operations	(342)	(1,498)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	-	363

OTHER INCOME (EXPENSE)
Other, net	2	51
Interest expense	(113)	(116)
Realized Loss on Impairment	-	(2,196)
Loss on sale of stock	(19)	-
	(130)	(2,261)

Loss before provision for income taxes and extraordinary item	(472)	(3,396)

PROVISION FOR INCOME TAXES	(5)	2

Loss before extraordinary item	(467)	(3,398)

EXTRAORDINARY ITEM - Gain on extinguishment of debt net of
taxes of $1,200	1,582	-

Net income (loss)	1,115	(3,398)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(248)	(5)

Comprehensive income (loss)	$867	$(3,403)

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM PER COMMON SHARE
PER COMMON SHARE	$(0.10)	$(0.78)

EARNINGS (LOSS) PER COMMON SHARE	$0.24	$(0.78)

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(UNAUDITED)
(in 000's)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,115	$(3,398)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	144	279
Earnings in unconsolidated subsidiary	-	(289)
Realized Loss on Impairment		2,196
Loss on sale of stock of subsidiary	(18)	-
Realized loss on investment in unaffiliated company	36	-
Gain on extinguishment of debt	(1,582)	-
Issuance of stock		129
(Increase) decrease in prepaid expenses and
other current assets	(18)	(288)
Increase (decrease) in accounts payable	(10)	5
Increase (decrease) in accrued expenses and taxes	(714)	558
Net cash provided by (used in) operating activities	(1,047)	(808)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1)	(142)
Purchases of marketable securities	-	(3)
Net cash provided by (used in) investing activities	(1)	(145)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (increase) decrease in related party receivable	42	768
Proceeds from sale of stock	1,887	-
Payments on short-term borrowings	(133)	25
Principal payments on debt	(94)	(95)
Net cash provided by (used in) financing activities	1,702	698

NET INCREASE IN CASH	654	(255)

CASH, beginning of year	229	475

CASH, end of period	$883	$220

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and at December 31, 2010, current liabilities exceed current assets by approximately $1,857,000.  The Company is currently in default on their line of credit and its long-term mortgages, yet at December 31, 2010, the Company is current on both primary mortgages for each of the buildings, and is current on its interest payments against the line of credit.  Rental income from the commercial buildings is now collected by the Bank and those proceeds are utilized for the principal and interest payments on the mortgages, with all remaining cash utilized to pay principal and interest on the line of credit.   During June, 2010, the bank commenced two legal proceedings (Note 11).

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

On April 26, 2010, the Company sold 3,400,000 ordinary shares of Turbotec Products, Plc for approximately $1,300,000 before fees and transaction expenses.  As a result, the RA was terminated in accordance with its terms, as the sale reduced the Company’s holding in the PLC below 30%.  With this sale of stock and the termination of the RA, the Company no longer had significant influence with respect to the PLC and accordingly ceased utilizing the equity method of accounting for its investment in the PLC.  The Company’s investment is now accounted for as a marketable security under ASC 320 and is reflected in these financial statements as a current asset.

On December 21, 2010, the Company sold 1,100,000 ordinary shares (the "Shares") of the PLC.  The Shares were sold for an aggregate purchase price of £308,000 (approximately $480,000) before fees and transaction expenses.  The Company granted an 18-month right of first refusal to the Buyers to match any other offers to purchase additional shares of Turbotec held by the Company.  The net proceeds were deposited in a secured escrow account to be utilized to pay the obligation to be awarded in the London litigation, and are reflected on the balance sheet as restricted cash; the amount claimed by Turbotec is being challenged by the Company.  The remaining proceeds will be used at the discretion of the Company.

Commercial Leases:

The Company and Turbotec Products, Inc., a wholly-owned subsidiary of the PLC (“Turbotec Products”), entered into real estate leases effective May 8, 2006, for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. See Part II, Item 1. The leases commenced April 1, 2006 with a five-year term, and one extension option for three years, and a second extension option for two years. Rent charges with respect to the 651 Day Hill Road property (651 DHR) are equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $36,333 monthly in year five.  Rent charges with respect to the 50 Baker Hollow Road property (50 BHR) are equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $9,208 monthly in year five; Turbotec has stated its plan to relocate its operations to North Carolina before December 31, 2011.  The lease for 50BHR is expected to terminate on March 31, 2011 and not be renewed.  The new lease for 651 DHR has been entered into through December 31, 2011 which lease TRBO will pay $5 triple net for the space it is occupying.

NOTE 4: LACK OF CURRENT INFORMATION FROM TURBOTEC PRODUCTS PLC

Certain financial information in the Company’s notes to the financial statement, as they pertain to the PLC, reflects the information at March 31, 2010 and September 30, 2010.  The PLC reports semi annually, as that is the requirement of the UK AIM market, and is next scheduled to report in July 2011.  As such, the most recent public information that is available to be included in the Company’s financial statements reflects financial results thru September 30, 2010.

NOTE 5: INVESTMENT IN TURBOTEC PRODUCTS, PLC

The Company’s investment in the PLC is carried at market value at December 31, 2010.  At March 31, 2010 and December 31, 2009, the equity method of accounting was utilized whereby the investment was carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses.  On April 26, 2010 and December 21, 2010, the Company sold 3,400,000 and 1,100,000 shares, respectively, of the stock of the PLC.  Prior to the sales the Company held a 56.32% investment in the PLC and currently owns 21.18%

The market values of the common stock investment in the PLC were:

Year	Carrying Value	Per Share MV	Market Value	Cost

December 31, 2010	$1,112	$0.41	$1,112	$1,346
December 31, 2009	3,416	0.44	3,160	N/A

	September 31, 2010	March 31, 2010
Current assets	$7,306	6,754
Property and equipment, net	10,156	5,424
Other assets, net	324	203
Total assets	17,786	12,381

Current liabilities	3,131	1,203
Long-term Debt	2,393	82
Deferred liabilities	900	781
	6,424	2,066
Stockholders’ equity	11,362	10,315
	17,786	12,381

	Six Months Ended September 31, 2010	Year Ended March 31, 2010
Sales	$12,162	$26,986
Net income	856	1,447

Included in consulting fee and rental income on the income statement is $413,000 and $690,000 from the PLC, for the nine months ended December 31, 2010 and 2009, respectively.  Additionally, included in receivables on the balance sheet at March 31, 2010 are net amounts from the PLC which represents consulting fees and dividends receivable both net of an allowance and pass-through rent amounts.  The balances are $0 and $42,000 at December 31, 2010 and March 31, 2010 respectively.

NOTE 6: EARNINGS PER SHARE

Earnings per share for the three and nine month periods ended December 31, 2010 and December 31, 2009 have been computed based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Weighted Average Shares Outstanding-Basic &Diluted	4,600,306	4,600,306	4,600,306	4,373,023

NOTE 7: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of ASC 230-10.

	Nine Months Ended December 31
	(in 000's)
Cash payments for interest	2010	2009
	$113	$116

NOTE 8: INVESTMENT/LOAN

The fully reserved, $300,000 advance made to a manufacturer of modular commercial buildings was written off during the second quarter.

NOTE 9: LINE OF CREDIT

The Company’s $1.1 million line of credit matured on July 31, 2009 and is due in full; the Company is currently in default.  The Company has continued to pay interest under the terms of the line of credit through December 31, 2010.  On June 28, 2010 the Bank commenced legal action.  See Notes 2 and 11 for further discussion.

NOTE 10: EXTRAORDINARY ITEM

During the fiscal quarter ended September 30, 2010, the Company extinguished debts, totaling approximately $2,800,000, which reflected liabilities from Vulcan Industries, Inc.  (“Vulcan”).  Vulcan was closed during 2005 and all secured creditors were satisfied.  The remaining liabilities were payable by Vulcan alone to unsecured creditors and, with the passing of their statutory rights, those liabilities were written off resulting in a gain, net of taxes, of $1,582,000.

NOTE 11: LEGAL PROCEEDINGS

The following are the known or threatened legal proceedings:

(a)
The lawsuit instituted by the Company on January 8, 2008 in England against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10, 2010.  The net effect of the judgment held that the Company was required to reimburse the PLC for 85% of the PLC’s legal expenses which the PLC has claimed approximate £795,000.  The PLC has served a Notice of Commencement of Detailed Assessment proceedings along with a Bill of Costs and the Company has served its Points of Dispute challenging the PLC's costs as being excessive and inappropriate.  The Company believes that the costs that it will be required to pay will be reduced.  On May 24, 2010 in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.  The Company could ultimately be responsible for up to an additional £325,000 of legal costs claimed by the PLC in the event the Company loses its arguments.

(b)
Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases, and for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.).  Thermodynetics denies the allegations.  Thermodynetics estimated its total risk of loss would not exceed $350,000 and did not view its risk of loss in the case as probable or material.  On that January 10, 2011 mutual releases were exchanged between Thermodynetics and Turbotec, and the lawsuit was dismissed without any financial obligation owed to either party.  An outcome of the settlement was that Turbotec extended its leasehold interest in the Day Hill facility through December 31, 2011.

(c)
The Company's bank initiated and served two separate lawsuits on June 28, 2010 against the Company in the Connecticut Superior Court, Judicial District of Hartford, alleging defaults of a line of credit and certain mortgages and seeking recovery through foreclosure of the liens against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At December 31, 2010, the Company was current on both primary mortgages, and was current on its interest payments against the line of credit which had matured in 2009.  The default initially was against the line of credit which has not been repaid and the bank has claimed a cross-default against the mortgages.  The Company believes there is material equity value in the buildings exceeding the value of all of the bank debt.  The current balance due under the line of credit and mortgages equals approximately $2.4 million; the Bank is claiming such balance plus costs and legal expenses of the proceeding.  In the event the bank is successful in its foreclosure proceedings and a qualified buyer for the properties is not secured, the loss to the Company could exceed the amounts due under the line of credit and mortgages.  However, in the event of a strict foreclosure, under Connecticut foreclosure law, a court would apply a fair market value to the properties and buildings based upon a then to be appraised value as of the date title vested in the bank; therefore, the likely risk of loss to the Company would be the loss of the land and buildings but not further financial deficiency claims.  Both properties are currently listed for sale with a commercial real estate broker, and management would also consider any long-term lease opportunities.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

During the latest nine months, the Company reduced its holdings in Turbotec Products Plc (“PLC”) to approximately 21%.  The sales of its holdings in the PLC were precipitated by an unexpected decision resulting from the London trial which decision awarded costs to Turbotec and which preliminary amount was paid from the proceeds of the stock sales.  An additional payment is due the PLC which amount is in dispute and may require the UK courts to resolve.  The Company has deposited sufficient capital from the sales proceeds in a secured escrow account to be utilized to pay the obligation to be awarded in the London litigation.  Other payables were also paid from the sale proceeds.

The Company’s investment in one of its other holdings was sold for $218,000.

The Company is pursuing various activities which are designed to raise capital and to generate income.  These include seeking management contracts, assisting other companies in securing financing, and in the sale or rental of the two commercial buildings which are located in a highly desirable area of north central Connecticut.

Rental income for the smaller of the two buildings owned by the Company was consistent through September 30, 2010; one tenant has vacated its leased space as of September 30, 2010 and the other tenant plans to vacate upon the lease termination on March 31, 2011.  The PLC is the tenant in the larger building and has extended its lease through December 31, 2011.  The two properties are currently being marketed for sale or lease.

It is believed that the tax loss carry forward is an asset that can be utilized in raising capital and/or in allowing the Company to merge with another organization.

Certain financial information in the Company’s notes to the financial statement, as they pertain to the PLC, reflects the information at March 31, 2010 and September 30, 2010.  The PLC reports semi-annually as that is the requirement of the UK AIM market and information for the period after September 30, 2010 is not available.  As such there is no public information that is available to be included in the Company’s financial statements subsequent to March 31, 2010.  Further since the holdings in the PLC are now being accounted for as a marketable security, it is not expected that additional information about the PLC will be included in future reports, other than information that is publicly disseminated by the PLC.

The lawsuit that Turbotec Products Inc instituted against the Company was settled with neither party paying anything to the other.  The lease extension described above resulted from and was a contributing factor in the settlement.

The Company's bank began foreclosure proceedings in June 2010 as the line of credit had not been repaid after it matured in July 2009.  The Company believes there is material equity value in the buildings exceeding the value of all of the bank debt.  Both buildings are currently listed for sale with a commercial real estate broker, and management would also consider any long-term lease opportunities.  Should the sales not be successful, or another means of satisfying the bank not found, the resolution of this matter would have a materially adverse effect on the Company.

Liquidity.

The Company is challenging the PLC's claimed costs as being excessive and inappropriate.  The Company believes that the costs that it will be required to pay will be reduced.  On May 24, 2010 in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.  The Company could ultimately be responsible for up to an additional £325,000 of legal costs claimed by the PLC in the event the Company loses its arguments.

The London trial severely impacted the cash resources of the Company and as a result the Company sold a portion of its holdings.

On October 29th, 2010, the Company’s investment in one of its holdings was liquidated and $218,000 was received as a result of the sale.

On December 21, 2010, the Company sold 1,100,000 ordinary shares (the "Shares") of the PLC.  The Shares were sold for an aggregate purchase price of £308,000 which (approximately $480,000) before fees and transaction expenses.  The Company granted an 18-month right of first refusal to the Buyers to match any other offers to purchase additional shares of Turbotec held by the Company.  The net proceeds were deposited in a secured escrow account to be utilized to pay or reduce the outstanding obligation to be awarded in the London litigation; the amount claimed by Turbotec is being challenged by the Company.  The remaining proceeds will be used at the discretion of the Company.

The Company believes there is material equity value in both of its buildings exceeding the value of all of the bank debt which are subject to the current foreclosure proceedings.  Both buildings are currently listed for sale with a commercial real estate broker.  Should the sales not be successful, or another means of satisfying the bank not found, the resolution of this matter would have a materially adverse effect on the Company.

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

tem 3.	Quantitative and Qualitative Disclosures About Market Risks.

Not required by smaller reporting companies.

Item 4T.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures -

The Company’s principal executive and principal financial officers believe, based on their evaluation, that as of the end of the period covered by this report the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act and such information is:  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure.

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

There are no material legal proceedings known or threatened against the Company, except:

(a)           The lawsuit instituted by the Company on January 8, 2008 in England against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10, 2010.  The net effect of the judgment held that the Company was required to reimburse the PLC for 85% of the PLC’s legal expenses which the PLC has claimed approximate £795,000.  The PLC has served a Notice of Commencement of Detailed Assessment proceedings along with a Bill of Costs and the Company has served its Points of Dispute challenging the PLC's costs as being excessive and inappropriate.  The Company believes that the costs that it will be required to pay will be reduced.  On May 24, 2010 in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.  The Company could ultimately be responsible for up to an additional £325,000 of legal costs claimed by the PLC in the event the Company loses its arguments.

(b)           Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases, and for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act (Conn. Gen. Stat. Sect. 42-110b, et seq.).  Thermodynetics denies the allegations.  Thermodynetics estimated its total risk of loss would not exceed $350,000 and did not view its risk of loss in the case as probable or material.  On January 10, 2011 mutual releases were exchanged between Thermodynetics and Turbotec, and the lawsuit was dismissed without any financial obligation owed to either party.  An outcome of the settlement was that Turbotec extended its leasehold interest in the Day Hill facility through December 31, 2011.

(c)           The Company's bank initiated and served two separate lawsuits on June 28, 2010 against the Company in the Connecticut Superior Court, Judicial District of Hartford, alleging defaults of a line of credit and certain mortgages and seeking recovery through foreclosure of the liens against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At December 31, 2010, the Company was current on both primary mortgages, and was current on its interest payments against the line of credit which had matured in 2009.  The default initially was against the line of credit which has not been repaid and the bank has claimed a cross-default against the mortgages.  The Company believes there is material equity in the buildings exceeding the value of all of the bank debt.  The current balance due under the line of credit and mortgages equals approximately $2.4 million; the Bank is claiming such balance plus costs and legal expenses of the proceeding.  In the event the bank is successful in its foreclosure proceedings and a qualified buyer for the properties is not secured, the loss to the Company could exceed the amounts due under the line of credit and mortgages.  However, in the event of a strict foreclosure, under Connecticut foreclosure law, a court would apply a fair market value to the properties and buildings based upon a then to be appraised value as of the date title vested in the bank; therefore, the likely risk of loss to the Company would be the loss of the land and buildings but not further financial deficiency claims.  Both properties are currently listed for sale with a commercial real estate broker, and management would also consider any long-term lease opportunities.

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

THERMODYNETICS, INC.

Date: February 11, 2011	By:	/s/ Robert A. Lerman
Robert A. Lerman
President and Chief Executive Officer

Date: February 10, 2011	By:	/s/ John F. Ferraro
John F. Ferraro
Treasurer and Chief Financial Officer