Form 10-K
period 2011-03-31
THERMODYNETICS INC
filed 2011-07-14
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 0-10707

THERMODYNETICS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	06-1042505
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

651 Day Hill Road, Windsor, Connecticut	06095	(860) 683-2005
(Address of Principal Executive Offices)	(Zip Code)	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Name of Each Exchange
Title of Each Class	on which Registered
None	None

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
Annual Report on Form 10-K

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
Yes [  ]  No [ X ]

As of July 1, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $770,000 based on the price at which the common equity was last sold, or based on the average of the closing bid and asked prices of such common equity as reported by the quotation medium finance.yahoo.com.

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 9, 2011
Common Stock $.01 par value	6,165,306 Common Shares

The following documents are incorporated by reference:  None.

Thermodynetics, Inc.
Annual Report on Form 10-K

PART I

Item 1.           Business.

(a)           Business Development - Thermodynetics, Inc. (the "Company") was incorporated in Delaware in 1981 and reincorporated by merger in Nevada in 2008.

The Company is engaged in managing its real estate and business holdings, and investing in other companies.  The Company competes with other companies which have been established for a longer period of time, are larger, and possess substantially greater financial resources and substantially larger staffs.  No assurances can be given that the Company will be able to successfully compete with such firms.  The Company owns two commercial buildings which it leases to two commercial/industrial tenants; the leases expired on September 30th, 2010 and March 31st, 2011.  One tenant extended its lease through December 31st, 2011; see Item 3.  The loss and projected loss of its tenants is having and is expected to have a material adverse effect upon the Company.  The Company's bank initiated legal proceedings on June 28th, 2011 against the Company seeking recovery through foreclosure of each of the two commercial buildings; negative outcomes in either of such proceedings will have a material adverse effect upon the Company; see Item 3.  The Company listed its two commercial buildings for sale, and the buildings are actively being marketed.

Prior to the May 2006 London initial public offering ("IPO") described below, the Company was principally engaged in the manufacture of spirally fluted metal tubes used for a variety of heat transfer applications through its then subsidiary, Turbotec Products, Inc. ("Turbotec").  After the IPO, Turbotec and its new parent, Turbotec Products Plc (the “PLC"), operated independently of the Company as a requirement of the UK underwriter and as a result of the April 28, 2006 Relationship Agreement (“RA”).  The RA became the subject of unsuccessful litigation between the Company and the PLC described in Item 3 herein (the "London judgment").  As of April 12, 2011 an aggregate of 12,806,773 ordinary shares of the PLC were issued and outstanding.  At July 1, 2011, the Company owned 2,712,407 shares of the PLC, constituting approximately 21.18% of the PLC.

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

Subsidiaries.

           TPI Systems, Inc. ("TPI") and National Energy Systems, Inc. ("NES"), 100% owned subsidiaries, have been dormant with little or no activity for many years.  In 2003, the Company acquired Vulcan Industries, Inc. ("Vulcan") as an operating subsidiary; its operations were closed and the assets were liquidated by its secured lender in 2005.

Thermodynetics, Inc.
Annual Report on Form 10-K

TPI was reincorporated in Delaware in May 2011 with the intention of a dividend spin-off by the Company to its shareholders of record as of July 15, 2011; such dividend spin-off is anticipated to be completed at the end of July 2011.  The Board of Directors of Thermodynetics on June 29, 2011 approved the spin-off and distribution of a dividend to its shareholders of record on July 15, 2011 in a spin-off transaction.  Those shareholders who are owners of at least 1,000 shares of Thermodynetics common stock will receive shares of TPI on a one-for-one (1:1) pro rata basis at the record date.  All other Thermodynetics shareholders will receive a distribution of $0.0002/share for each of the shares, pro rata, they owned of Thermodynetics as of the record date.  There is no effect on any holdings in Thermodynetics.  The spin-off will occur through a dividend in stock of TPI which will equal at least 80% and no more than 85% of the now outstanding shares of TPI, and Thermodynetics is retaining the remaining shares.  TPI has nominal assets and therefore the shares have nominal value and have been valued by the Thermodynetics Board of Directors at $0.0002 per share.

The Company does not have majority control over any manufacturing concern, and as such, it has no foreign operations, no inventory, does not export products or services, its present business is not seasonal in nature nor does the Company offer or produce any products.  The Company does not have any patents.  The Company's business does not and is not expected to involve contracts or subcontracts with the United States government.  The Company is not conducting any research and development.  During the fiscal year ended March 31, 2011, there was no material effect on the business of the Company with respect to its requirements to comply with environmental laws.

At July 1, 2011, the Company had 2 salaried employees and no employees compensated on an hourly basis.

Working Capital Items - At March 31, 2011, the Company had a negative working capital position of $1,252,400.  See Item 7 herein.

At March 31, 2011, the Company's material credit facilities consisted of:  the Company’s bank has provided a revolving line of credit dated December 21~~s~~t, 2006 with a maximum credit limit of $1,100,000; this revolving line of credit provides for borrowings on a demand basis with interest payable at the bank’s prime rate.  At March 31, 2011 the principal balance due under this line of credit was $877,000 which matured on July 31, 2009.  The bank initiated legal proceedings on June 28th, 2010; see Item 3.  The credit facility is secured by the Company’s Day Hill Road facility.

Item 1A.         Risk Factors.

Not required for smaller reporting companies.

Item 1B.         Unresolved Staff Comments.

None.

Item 2.            Properties.

Facilities:

The Company's executive offices are located at its approximately 55,000 square foot one story building (of which 40,000 sq. ft. was constructed in 1981 and a 15,000 sq. ft. addition was constructed in 2000) on a six acre site located at 651 Day Hill Road, Windsor, Connecticut.  The Day Hill facility is a steel frame structure with polystyrene and stucco outer walls, has parking for approximately 115 cars and contains approximately 45,000 square feet of factory space and approximately 10,000 square feet of office space.  The Day Hill facility is owned by the Company in fee simple and is subject to a $900,000 mortgage term note for the Day Hill Road facility, payable in 120 equal monthly installments of $3,750 plus interest through December 2016 with the balance due at that time. At March 31, 2011 the interest rate in effect was 7.5% and the unpaid balance was $689,900.  See Notes 10 and 11 of Notes to Financial Statements.  The bank initiated legal proceedings on June 28th, 2010; see Item 3.

Thermodynetics, Inc.
Annual Report on Form 10-K

The Company owns in fee simple a light manufacturing multi-purpose facility on approximately 3.5 acres located at 50 Baker Hollow Road, Windsor, Connecticut, contiguous to the Day Hill site.  The Baker Hollow facility was constructed in 1991 and is comprised of a steel frame structure with concrete block outer walls, has parking for approximately 95 cars and contains approximately 28,500 square feet of factory space.  The Company's Baker Hollow facility is subject to a $1,000,000 ten year mortgage from its bank which is due August 2011 with an interest rate of 6.9%.  At March 31, 2011 the Company owed $712,500 under such mortgage.  The bank initiated legal proceedings on June 28th, 2010; see Item 3.

Leases:

        The Company's two five-year real estate leases for 651 Day Hill Road, Windsor, CT, and 50 Baker Hollow Road, Windsor, CT terminated on March 31st, 2011, and its second lease at 50 Baker Hollow Road terminated September 30th, 2010.  However, the Company, as lessor, and Turbotec, as the lessee, entered into a nine (9) month lease for fifty-two thousand five hundred (52,500) square feet at the Day Hill facility ending December 31st, 2011; rent charges are equal five dollars per square foot; monthly fixed rent equals $21,875.  In addition to fixed rent, the tenant is paying common area maintenance charges, plus utilities and real estate taxes.  The Company has reserved from the Turbotec 651 Day Hill lease, and continues to use, its existing executive office space in the Day Hill facility.  The Baker Hollow leases expired on September 30th, 2010 and March 31st, 2011, and that rental income aggregated $34,750 for the year ended March 31, 2011.  There are currently no tenants in the Baker Hollow facility.

The Company built the Day Hill facility and the Baker Hollow facility for the operating needs of its then subsidiary, Turbotec, not for investment purposes.  Turbotec is in process of relocating its operations to North Carolina; this leaves the Company without its significant and primary tenant which has had a material adverse effect on the Company’s revenues and liabilities.  The Company is actively seeking a purchaser or tenants for the Day Hill facility.  Currently the Baker Hollow facility is also listed for sale with a commercial broker.

Vehicles

The Company has an $83,464 term loan dated December 1, 2006, which is payable in 60 monthly installments of $1,628 including principal and interest at 6.39%.  The unpaid balance at March 31, 2011 was $12,725.  The note is secured by a vehicle.  The Company had a second term loan in the amount of $34,557 dated May 6, 2008 which was paid in full on May 4, 2011.

Item 3.            Legal Proceedings.

There are no material legal proceedings known or threatened against the Company, except:

(a)           The lawsuit instituted by the Company on January 8, 2008 in England against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10th, 2010.  The net effect of the London judgment held that the Company was required to reimburse the PLC for 85% of the PLC’s legal expenses which the PLC has claimed approximate £795,000; the Company is contesting such amount.  On May 24th, 2010 in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.  The Company could ultimately be responsible for up to an additional £325,000 of legal costs claimed by the PLC, although the Company believes the amount may be substantially less.

(b)           Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27th, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases, and for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act.  The parties settled the lawsuit and on January 10th, 2011 mutual releases were exchanged between Thermodynetics and Turbotec, and the lawsuit was dismissed without any financial obligation owed to either party.  An outcome of the settlement was that Turbotec extended its leasehold interest in the Day Hill facility through December 31st, 2011.

Thermodynetics, Inc.
Annual Report on Form 10-K

(c)           The Company's bank initiated and served two separate lawsuits on June 28th, 2010 against the Company in the Connecticut Superior Court, Judicial District of Hartford, alleging defaults of a line of credit and certain mortgages and seeking recovery through foreclosure of the liens against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At March 31st, 2011, the Company was current on both primary mortgages and was current on its interest payments against the line of credit which had matured in 2009.  The default initially was against the line of credit which has not been repaid and the bank has claimed a cross-default against the mortgages.  The Company believes there is material equity in the buildings exceeding the value of all of the bank debt.  The current balance due under the line of credit and mortgages equals approximately $2.4 million; the Bank is claiming such balance plus costs and legal expenses of the proceeding.  In the event the bank is successful in its foreclosure proceedings and a qualified buyer for the properties is not secured, the loss to the Company could exceed the amounts due under the line of credit and mortgages.  However, in the event of a strict foreclosure, under Connecticut foreclosure law, a court would apply a fair market value to the properties and buildings based upon a then to be appraised value as of the date title vested in the bank; therefore, the likely risk of loss to the Company would be the loss of the land and buildings but not further financial deficiency claims.  Both properties are currently listed for sale with a commercial real estate broker, and management would also consider any long-term lease opportunities.

Item 4.            Removed and Reserved.

Reserved.

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

The following table indicates high and low bid and asked quotations for the Company's Common Stock for the April 1, 2009 through March 31, 2011 periods based upon information obtained from finance.yahoo.com and represent prices between dealers and do not include retail mark-up, mark-down or commissions; and may not represent actual transactions.

Quarter Ended	High Price	Low Price

March 31, 2011	$0.75	$0.20
December 31, 2010	$0.98	$0.10
September 30, 2010	$1.10	$0.32
June 30, 2010	$1.10	$0.80

Quarter Ended	High Price	Low Price

March 31, 2010	$1.20	$0.30
December 31, 2009	$1.35	$0.30
September 30, 2009	$0.95	$0.26
June 30, 2009	$1.01	$0.20

----------------------

(b)           At March 31, 2011, the number of record holders of the Company's Common Stock was 2,149.

(c)           The Company has not paid any dividends on the Common Stock since inception.  The Board declared the issuance of a dividend to shareholders of record July 15, 2011 in the form of common stock of one of its non-operating subsidiaries to the Company's shareholders holding 1,000 shares or more, and a nominal cash dividend to the Company's shareholders holding less than 1,000 shares of the Company's Common Stock.

Thermodynetics, Inc.
Annual Report on Form 10-K

(d)           Securities Authorized for Issuance under Equity Compensation Plans.  The following table sets forth as of the end of the most recently ended fiscal year, compensation plans under which equity securities of the Company are authorized for issuance:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders:	0	0	200,000
Equity Compensation Plans Not Approved by Shareholders:	0	0	0
Total	0	0	200,000

(e)            Recent Sales of Unregistered Securities - The Company has not made any sales of any unregistered securities within the past three (3) years.

Item 6.            Selected Financial Data.

Not required for smaller reporting companies.

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

2011 Compared to 2010

Income in both 2010 and 2011 resulted from rental income.  One tenant’s lease terminated in the 2010 and the other (Turbotec) continued through fiscal year end, March 2011.  For the period beginning April 2011, Tubotec vacated one building (which continues to be vacant) and signed a lease for a short term ending December 31, 2011 for the main facility.  Both buildings are being marketed for sale.

The Company is engaged in managing its real estate and business holdings, and investing in other companies.  In addition in June 2011 the Company acquired the rights to a software program that is to be marketed in the wagering industry.  The software is designed to assist individuals in selecting winning wagers in horse racing events.

The Company disposed of a portion of its holdings in Turbotec and now owns approximately 21% of that company.  Net proceeds of approximately $1.8 million were received and used to pay litigation costs and certain accounts payable.  In addition, the Company made a number of adjustments to its investment portfolio and both purchased and sold securities.  As a result of the sale of these securities, the Company has classified its holdings as marketable securities as the Company does not have any significant influence over the entity.  The 2010 treatment is shown as equity in earnings, while the 2011 is recorded as other comprehensive income (loss).  In 2010, an impairment loss was recorded in the amount of $2.6 million against the Turbotec holding.

The Company recorded a loss before extraordinary items in both fiscal 2010 and 2011.  Operating expenses increased in fiscal 2011 because of legal costs involved in litigation; one case was settled and the second resulted in a decision partially in favor of the opposition obligating the Company to pay Turbotec’s legal expenses which claim approximates £795,000; the Company is contesting such amount.

Thermodynetics, Inc.
Annual Report on Form 10-K

During fiscal 2011, the effect of closing of Vulcan in 2005 was reflected in the financial statements wherein Vulcan’s $2.8 million of debts were written off as all secured creditors had been satisfied and unsecured Vulcan creditors passed the statute of limitations, resulting in a gain of $1.6 million (net of tax) which is shown as an extraordinary item.

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

Operating expenses increased in 2010 vs. 2009 reflecting primarily the legal costs involved in the litigation regarding the interpretation of the relationship agreement that was required to consummate the London IPO of Turbotec in May 2006.

The equity in earnings of Turbotec Products Plc (the Plc) was derived from the 56.32% ownership by the Company of the Plc shares. Additionally, an impairment of $2.6 million was recorded against the Turbotec investment.  The sale of one of the Company’s other holdings in an unaffiliated entity was realized in fiscal 2009.

The Company recorded a loss in fiscal 2009 primarily as a result of increased operating expenses and the reduced equity in the earnings of the PLC, partially offset by the sale of the stock of an unaffiliated company. The loss in 2010 was caused primarily by litigation expenses and the normal operating expenses of the Company.

Rental income derives from the two buildings located in Windsor, CT that were rented in the years ended 2010 and 2009. The current tenants are not expected to renew their leases and the properties are being offered for sale or rent, although there can be no assurance that a sale or rental will be consummated, nor if it is able to do so, the financial effect of such transactions, if any.

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

FINANCIAL ACCOUNTING STANDARDS

In June 2011, the Financial Accounting standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05.  The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  ASU2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted.  We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP & IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption is not expected to have a material impact on our financial statements.

Thermodynetics, Inc.
Annual Report on Form 10-K

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 provides amendments to ASC 820 by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  ASU 2010-06 was effective for the Company as of May 1, 2010.  We adopted the standard of this pronouncement, which did not have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital position was negative at March 31, 2010 and 2011.  It is anticipated that future working capital will be generated by the sale of assets and through rents, although no assurance can be given that these efforts will be successful.

At July 13, 2009, the Company’s line of credit was due to be repaid in July 2009 and the lender has initiated foreclosure proceedings.

Cash was generated from short term borrowings and the sale of assets as well as from fees and rents received.

The Company anticipates collection of rents, to be applied against its defaulted bank loans, through December 31, 2011.  The Company currently does not have any existing prospects to lease its facilities in 2012.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.            Financial Statements and Supplementary Data.

Attached, following Item 15.

Thermodynetics, Inc.
Annual Report on Form 10-K

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

Item 9A.         Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures -

The Company’s principal executive and principal financial officers believe, based on their evaluation, that as of March 31, 2011 the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective such that the material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act within the specified time periods under the Exchange Act and such information is:  (i) recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting –

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, an evaluation of the effectiveness of our control over financial reporting was conducted based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation under the framework, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

Attestation reports of the Company’s registered public accounting firm regarding internal control over financial reporting are not required for smaller reporting companies, therefore no attestation report is included.

(c)  Changes in Internal Controls -

There were no changes made and no corrective actions taken during the fourth quarter of the most recent fiscal year with respect to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over its financial reporting.

Item 9B.         Other Information.

Not applicable.

Thermodynetics, Inc.
Annual Report on Form 10-K

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

(a)           At July 1, 2011 the executive officers and directors of the Company were:

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

Robert A. Lerman holds the degrees of Bachelor of Mechanical Engineering, College of the City of New York (1957), Master of Science in Mathematics, Adelphi College (1961), and Master of Science in Electrical Engineering, University of Connecticut (1964).  In 1979, Mr. Lerman was elected Treasurer and a Director, in 1980 President of the Company and was appointed Chief Executive Officer in 2002.  Mr. Lerman co-authored the text book, Nonlinear Systems Dynamics, which was published in 1992 by Van Nostrand Reinhold, New York, New York.  Mr. Lerman served as a Director of Bio Minerals n.v. from 1998 into 2009.  Mr. Lerman was appointed in June 2008 as Chairman and a director of Tower Acquisitions Limited; he resigned such position in January 2010.  Mr. Lerman was appointed in February 2009 as president, CEO and a director of Tower Structures, Inc. and resigned in 2010.  See Item 13 “Certain Relationships”.

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

Thermodynetics, Inc.
Annual Report on Form 10-K

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

During fiscal 2011, the Company did not have an “Audit Committee Financial Expert” serving on the Audit Committee because the Audit Committee members did not qualify as such under the rules of the SEC.  In 2005, the Audit Committee engaged Mr. David S. Federman who served as a financial expert advisor to the Committee until February 2011.  Mr. Federman is a certified public accountant, and is senior partner of the accounting firm of Federman, Lally & Remis.  Mr. Federman had served as an advisor but was never a member of the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the forms submitted to the Company during and with respect to the most recent fiscal year, the Company is not aware that any report required by §16(a) of the Exchange Act to be filed by any director, officer or principal shareholder that was not filed on a timely basis, except Robert A. Lerman, John F. Ferraro, and John H. Hughes each did not file on a timely basis one Form 4 which reported one transaction for each.

Item 11.          Executive Compensation.

(a)-(b)      Summary Compensation Table - The following table sets forth on an accrual basis for the most recently ended two fiscal years, the remuneration of each of the Company's officers whose remuneration exceeded $100,000.

Thermodynetics, Inc.
Annual Report on Form 10-K

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thermodynetics
Robert A. Lerman(1) President, CEO & Director	2011	266,760	0	10,000	0	0	0	5,831	282,591
	2010	208,659	0	75,000	0	0	0	5,390	289,049
John F. Ferraro (1) Chairman of the Board, Treasurer and CFO, Secretary & Director	2011	200,521	0	10,000	0	0	0	2,563	213,084
	2010	157,410	0	37,500	0	0	0	2,762	197,672

Notes: (1) See (1) in sub-item (c) Narrative Disclosure to Summary Compensation Table.

(c)           Narrative Disclosure to Summary Compensation Table.

(1)
Messrs. Lerman and Ferraro each entered into five-year employment contracts with the Company which were extended in 2009 through March 31st, 2014.  Each employment contract provides for a basic annual salary for Mr. Ferraro and for Mr. Lerman of $208,000 and $276,000 respectively at April 1st, 2009 with an annual increase at April 1st of each year based on increases in the Consumer Price Index for all Urban Consumers for the New York, New Jersey, and Connecticut Region.  Each employment contract requires the Company to provide medical insurance coverage for the employee as well as $50,000 of group term insurance, and $65,000 annual expense reimbursement of additional insurance of each employee's selection.  In addition, each employment contract contains a provision providing that in the event of disability, the employee will receive disability payments equal to the annual salary of the employee for five years (with proportional reductions in the event of partial disability) and that the employee will receive $6,500 per year for tax planning services.  The contract may be terminated by the employee on 120 days prior written notice.  The contracts may also be terminated by the Company in which event the respective employee will be paid termination compensation equal to each employee's then current salary for five years; in the event there is a change in control of the Company and the employee is terminated, the employee shall receive twice the amount of compensation as termination compensation which would otherwise be due.  Further, the employee may opt to terminate the employment contract and shall be paid a lump-sum equal to 12 months' basic salary.

However, the Compensation Committee had requested, and Messrs. Ferraro and Lerman agreed, to reduce their respective salaries twenty-five (25%) percent from April 1st, 2009 through March 31st, 2010.

Stock bonuses of 150,000 and 300,000 shares to the two officers, respectively, were issued in August 2009.  On February 15th, 2011, the Company's Board of Directors awarded stock bonuses effective March 15th, 2011 of 750,000 shares of common stock of the Company to each of Messrs. Ferraro and Lerman.

Thermodynetics, Inc.
Annual Report on Form 10-K

(2)
Remuneration – For the fiscal year ending March 31, 2012, the Company anticipates paying aggregate direct remuneration (based on current salaries) of approximately $125,000 to all officers as a group (two persons) of which Mr. Lerman will be paid approximately $75,000 plus the remaining amounts owed under the existing employment agreement will be accrued as an obligation of the Company, and Mr. Ferraro will be paid approximately $50,000 plus the remaining amounts owed under the existing employment agreement will be accrued as an obligation of the Company.

(d)           Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira-tion Date	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John F. Ferraro	0	0	0	0	0	0	0	0	0
Robert A. Lerman	0	0	0	0	0	0	0	0	0

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

No options under the 2002 ISO Plan were granted or outstanding in fiscal year ended March 31, 2011.  The 2002 ISO Plan expires on July 31st, 2013.

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

No stock incentive awards were issued or outstanding under the 2002 NQ Plan in fiscal year ended March 31, 2011.  The 2002 NQ Plan will expire on December 31, 2013.

Thermodynetics, Inc.
Annual Report on Form 10-K

(e)           Additional Narrative Disclosure – See Item 11(c) with respect to certain employment contracts, and retirement and termination benefits provided to the executive officers of the Company.  See Item 11(g) with respect to the Company’s employee 401(k) retirement savings plan.

(f)            Directors’ Compensation – During the fiscal year ended March 31, 2011, the Company’s nonexecutive and nonemployee directors were compensated as shown in the following table.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John J. Hughes (1)	0	667	0	0	0	0	667

Note (1):  Each independent director receives an annual retainer bonus of $5,000, $500 for each Board meeting attended and $500 for each committee meeting attended, and an annual stock award of 5,000 shares of the Company's common stock.  The annual stock award of 5,000 shares for 2010 and 2011 was included in the 50,000 share stock; see Note (2).
Note (2):  On February 15th, 2011, the Company's Board of Directors awarded a stock bonus effective March 15th, 2011 of 50,000 shares of common stock of the Company to Mr. Hughes.

(g)           Employee Retirement Savings Plans - The Company made no contributions to the Thermodynetics, Inc. 401(k) Profit-Sharing Plan (the "Plan") for the plan year ending December 31, 2010; the Plan was terminated at December 31, 2010 and all of the Plan assets were distributed to the Plan participants.

(h)           Other Plans and Employment Contracts - The Company does not have any other pension or similar plan.  See Item 11(c) as to the Company's employment contracts with Messrs. Lerman and Ferraro which provide for the terms of their compensation and disability and termination payment provisions.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 9, 2011, the number of shares of the Company's Common Stock owned beneficially, to the knowledge of the Company, by each beneficial owner of more than 5% of such Common Stock, by each director, by each officer named in the Summary Compensation Table and by all officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class Owned
Directors and Officers(1)
Robert A. Lerman	2,115,186 shs (2)	34.3%
John F. Ferraro	1,739,561 shs	28.2%
John J. Hughes	78,500 shs	1.3%

Directors and Officers
All above listed officers and directors as a group (three persons)	3,933,247 shs(5)	63.8%

Other 5% Shareholders
Turbotec Products, Inc. 401(k) Retirement Savings Plan	298,156 shs	4.8%

(1)	The address of all officers and directors of the Company is c/o Thermodynetics, Inc., 651 Day Hill Road, Windsor, CT 06095.

(2)	Includes 48,905 shares held by the spouse of Mr. Lerman. Mr. Lerman owns 66,500 shares which are subject to a Rule 10b5-1 sales plan.

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

Tower Structures, Inc.  Tower Structures, Inc. (“TSI”) was a modular building manufacturer.  In fiscal-2009, the Company loaned $300,000 to finance the start-up and early operations of TSI.  The loan was secured by the assets of TSI and by a total of 45% of the outstanding common shares of TSI which are pledged in favor of the Company by two principals of TSI.  The Company was also issued common stock in TSI comprising 6% of its outstanding capital stock.  Robert A. Lerman on February 20, 2009 became president, CEO and a director of TSI; he was compensated by TSI at the rate of $5,000 per month for six months through July 2009.  He was issued common stock in TSI comprising 5% of its outstanding capital stock as a performance incentive.

TSI's facilities were destroyed in the 24-inch plus snowstorm on January 24, 2011 rendering the turnkey operation unusable and beyond resurrection.  Mr. Lerman had resigned as an officer and director of TSI effective 2010.  The Company has written off the loan.

The Company does not have any formal policies and procedures for review, approval or ratification of related party transactions.  In the transaction reported above, the terms of the transaction with Mr. Lerman were on the same terms as with unrelated third parties who participated.

(b)           Director Independence.  Mr. John J. Hughes is an independent director of the Company.  In making the determination that Mr. Hughes is an independent director, the Board used the criteria of applicable NASDAQ rules to determine his independence.  Mr. Hughes is the sole member of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees and under the criteria of applicable NASDAQ rules is also an independent member of such Committees.  In determining independence, the Board of Directors did not consider any transaction, relationship or arrangement under the independence definition of the NASDAQ rules.  Messrs. Lerman and Ferraro are also members of the Nominating/Corporate Governance Committee but are not independent under the criteria of the applicable NASDAQ rules as they are officers of the Company.

Item 14.         Principal Accountant Fees and Services.

Audit Fees –The aggregate fees billed for the professional audit services rendered by Mahoney Sabol & Co., LLP for the audit of the Company's annual financial statements for the years ended March 31, 2011 and 2010 and for the restated financial statements for the years ended March 31, 2009, 2008 and 2007 equaled $97,273, and $66,900 respectively.

Audit-Related Fees –The aggregate fees billed for assurance and related services by Mahoney Sabol & Co., LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above for the fiscal years ended March 31, 2011 and 2010 equaled $9,000, and $13,450, respectively.  The nature of such services were the quarterly reviews of the quarterly reports on Form 10-Q.

Thermodynetics, Inc.
Annual Report on Form 10-K

Tax Fees –The aggregate fees billed for tax compliance, tax advice and tax planning services by Mahoney Sabol & Co., LLP for the fiscal years ended March 31, 2011 and 2010 equaled $11,500, and $7,820, respectively.

All Other Fees – The aggregate fees billed for products and services provided by Mahoney Sabol & Co., LLP , other than as reported above, for the fiscal years ended March 31, 2011 and 2010 equaled $0, and $8,850, respectively.  Such services consisted of accounting services in connection with a tax audit, and SEC comment letters.

Auditor Independence  – The Audit Committee evaluated whether providing non-audit services by Mahoney Sabol & Co., LLP for the fiscal year ended March 31, 2011 is compatible with maintaining the principal accountant's independence, and concluded it is independent.

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

During the last two fiscal year ended March 31, 2011, 100% of all audit and permissible non-audit services were approved by the Audit Committee.

PART IV

Item 15.         Exhibits and Financial Statement Schedules.

                (a)           Financial Statements

Report of Independent Registered Public Accounting Firm.

Balance Sheets - March 31, 2011 and March 31, 2010.

Statements of Operations - For The Years Ended March 31, 2011 and 2010.

Statements of Stockholders' Equity - For The Years Ended March 31, 2011 and 2010.

Statements of Cash Flows - For The Years Ended March 31, 2011 and 2010.

Notes to Financial Statements

(b)           Exhibits

(3)(a)	Articles of Incorporation, as filed with the Nevada Secretary of State. (a)
(3)(b)	Articles of Merger, as filed with the Nevada Sec. of State. (b)
(3)(c)	Certificate of Merger, as filed with the Delaware Secretary of State. (c)

(3)(b)                      By-Laws. (d)

(11)(i)	Calculations of Earnings Per Common Share. This information is presented in Note 13 to the Financial Statements.

Thermodynetics, Inc.
Annual Report on Form 10-K

(10.1)	Lease dated January 2011 between Thermodynetics, Inc. as landlord, and Turbotec Products, Inc. as tenant.

(10)(i-i)	Form of Employment Contract for Chairman, and for President of the Company(i).

(10)(i-ii)	Thermodynetics, Inc. 2002 Incentive Stock Option Plan (j).

(10)(i-iii)	Thermodynetics, Inc. 2002 Non-Qualified Stock Incentive Plan (k).

(10)(i-iv)	Loan Agreement between Thermodynetics, Inc., and Wachovia Bank, National Association, dated December 21, 2006(l).

(10)(i-v)	Promissory Note in the original principle amount of $900,000 from Thermodynetics, Inc., to Wachovia Bank, National Association, dated December 21, 2006(m).

(10)(i-vi)	Promissory Note with a revolving line of credit feature of $1,100,000 from Thermodynetics, Inc., to Wachovia Bank, National Association, dated December 21, 2006(n).

(14.1)	Code of Ethics. (e)

(21)	Subsidiaries.

(31.a)	CEO Certification

(31.b)	CFO Certification

(32.a)	CEO Certification

(32.b)	CFO Certification

(99.a)	Audit Committee Charter (f)

(99.b)	Compensation Committee Charter (g)

(99.c)	Nominating Committee/Corporate Governance Charter (h)

Incorporated by Reference to:

(a)	Appendix C to Proxy Statement for October 21st, 2008 Annual Meeting filed September 15th, 2008 (File No. 0-10707)
(b)	Appendix B to Proxy Statement for October 21st, 2008 Annual Meeting filed September 15th, 2008 (File No. 0-10707)
(c)	Appendix E to Proxy Statement for October 21st, 2008 Annual Meeting filed September 15th, 2008 (File No. 0-10707)
(d)	Appendix D to Proxy Statement for October 21st, 2008 Annual Meeting filed September 15th, 2008 (File No. 0-10707)
(e)	Exhibit 14.1 to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed July 29th, 2005 (File No. 0-10707)

Thermodynetics, Inc.
Annual Report on Form 10-K

(f)	Exhibit 99.a to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed July 29th, 2005 (File No. 0-10707)
(g)	Exhibit 99.b to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed July 29th, 2005 (File No. 0-10707)
(h)	Exhibit 99.c to Annual Report on Form 10-Ksb for fiscal year ended 2005 filed July 29th, 2005 (File No. 0-10707)
(i)	Exhibit 10(i) to Annual Report on Form 10-Ksb for fiscal year ended 2004 filed June 29th, 2004 (File No. 0-10707)
(j)	Exhibit A to Proxy Statement for October 22nd, 2002 Annual Meeting filed September 20th, 2002 (File No. 0-10707)
(k)	Exhibit B to Proxy Statement for October 22nd, 2002 Annual Meeting filed September 20th, 2002 (File No. 0-10707)
(l)	Exhibit 10.1 to Current Report on Form 8-K filed December 29th, 2006 (File No. 0-10707)
(m)	Exhibit 10.2 to Current Report on Form 8-K filed December 29th, 2006 (File No. 0-10707)
(n)	Exhibit 10.3 to Current Report on Form 8-K filed December 29th, 2006 (File No. 0-10707)

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC
  ACCOUNTING FIRM

YEARS ENDED MARCH 31, 2011 AND 2010

THERMODYNETICS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

YEARS ENDED MARCH 31, 2011 AND 2010

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets	2

Consolidated Statements of Operations and Comprehensive Income (Loss)	3

Consolidated Statements of Stockholders’ Equity	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	6 – 21

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of
Thermodynetics, Inc. and Subsidiaries
Windsor, Connecticut

We have audited the accompanying consolidated balance sheets of Thermodynetics, Inc. and Subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thermodynetics, Inc. and Subsidiaries as of March 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mahoney Sabol & Company, LLP

Certified Public Accountants
Glastonbury, Connecticut

July 8, 2011

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND 2010

	2011	2010

ASSETS
CURRENT ASSETS
Cash	$325,647	$229,440
Restricted Cash	459,773	-
Marketable securities	1,645,904	44,625
Prepaid expenses and other current assets	26,302	14,179
Total current assets	2,457,626	288,244

PROPERTY, PLANT AND EQUIPMENT, net	1,934,852	3,017,850

DEFERRED INCOME TAXES	-	1,200,000

OTHER ASSETS
Assets held for sale	850,000	-
Investments - at equity	-	3,198,412
Related party receivables	-	42,024
Other	-	76,489
Total other assets	850,000	3,316,925

	$5,242,478	$7,823,019

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$876,777	$1,087,000
Accounts payable	179,400	214,350
Accrued expenses and taxes	1,237,702	2,005,028
Current portion of long-term debt	1,416,147	1,531,134
Total current liabilities	3,710,026	4,837,512

LONG-TERM LIABILITIES
Long-term debt, less current maturities above	-	12,843
Long-term liabilities from discontinued operations	-	2,782,195
Total long-term liabilities	-	2,795,038

COMMITMENTS AND CONTINGENCIES (Notes 3 and 20)	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 25,000,000 shares	61,653	46,003
Additional paid-in capital	7,455,070	7,262,053
Accumulated other comprehensive income	288,938	15,645
Accumulated deficit	(6,273,209)	(7,133,232)
Total stockholders' equity	1,532,452	190,469

	$5,242,478	$7,823,019

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	2011	2010

REVENUES
Rental Income	$552,401	$521,894

OPERATING EXPENSES	1,107,258	3,833,864

Loss from operations	(554,857)	(3,311,970)

EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARY	-	525,440

OTHER INCOME (EXPENSE)
Other, net	51,010	47,897
Interest expense	(146,158)	(153,111)
Loss on impairment of asset held for sale	(53,626)	-
Loss on the sale of stock	(18,541)	-
Realized loss on impairment	-	(2,575,000)
	(167,315)	(2,680,214)

Loss before provision for income taxes	(722,172)	(5,466,744)

PROVISION FOR INCOME TAXES	-	2,139

Loss Before Extraordinary Item	(722,172)	(5,468,883)

EXTRAORDINARY ITEM - Gain on extinguishment of debt net of taxes of $1,200,000	1,582,195	-

Net income (loss)	860,023	(5,468,883)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	273,293	(8,909)

Comprehensive income (loss)	$1,133,316	$(5,477,792)

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM PER COMMON SHARE	$(14.25)	$(1.24)

EARNINGS (LOSS) PER COMMON SHARE	$16.97	$(1.24)

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	Common Stock
					Accumulated
			Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total

Balance, March 31, 2009	4,090,306	$40,903	$7,138,403	$(1,664,349)	$24,554	$5,539,511

Issuance of common stock	510,000	5,100	123,650	-	-	128,750
Net loss	-	-	-	(5,468,883)	(8,909)	(5,477,792)

Balance, March 31, 2010	4,600,306	$46,003	$7,262,053	$(7,133,232)	$15,645	$190,469

Issuance of common stock	1,565,000	15,650	193,017			208,667
Net income	-	-	-	860,023	273,293	1,133,316

Balance, March 31, 2011	6,165,306	$61,653	$7,455,070	$(6,273,209)	$288,938	$1,532,452

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$860,023	$(5,468,883)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	221,258	191,864
Earnings in unconsolidated subsidiary	-	(449,708)
Realized loss on impairment	53,626	2,575,000
Loss on sale of stock	(18,541)
Realized loss on investment in affiliated company	35,863	-
Gain on extinguishment of debt	(1,582,195)
Issuance of stock	208,667	128,750
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and
other current assets	(12,123)	569,461
(Increase) decrease in other assets	-	4,330
Increase (decrease) in accounts payable	(34,950)	9,086
Increase (decrease) in accrued expenses and taxes	(767,326)	1,452,513
Net cash used in operating activities	(1,035,698)	(987,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,260)	-
(Purchase) proceeds - marketable securities	1,888,967	(2,767)
Net cash provided by investing activities	1,887,707	(2,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in related party receivable	42,024	847,273
Proceeds from (payments on) short-term borrowings	(210,223)	25,000
Principal payments on debt and capital lease obligations	(127,830)	(127,878)
Net cash provided by financing activities	(296,029)	744,395

NET INCREASE (DECREASE) IN CASH	555,980	(245,959)

CASH, beginning of year	229,440	475,399

CASH, end of year	$785,420	$229,440

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 1 – BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Thermodynetics, Inc. and its wholly owned subsidiaries, Vulcan Industries, Inc., TPI Systems, Inc. and National Energy Systems, Inc. (collectively the “Company”).   All material intercompany balances and transactions have been eliminated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations:

Thermodynetics, Inc. is engaged in managing its real estate and business holdings and investing in other companies.

Estimates:

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash:

The Company considers all highly liquid instruments purchased with original maturities of three months or less to be cash equivalents.  The restricted cash represents cash held in escrow to be utilized toward any obligations due relating to litigation with Turbotec Products, Plc (Plc) as more fully discussed in Note 22 a).  As of July 1, 2011, this cash is not longer subject to the restrictions.

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

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue Recognition:

Rental income is recognized when services are rendered or when the revenue is earned.

Income Taxes:

The Company files consolidated federal and combined state corporate income tax returns with all of its subsidiaries.  Tax credits are recorded as a reduction of income taxes in the year realized. The Company utilizes the asset and liability method of accounting for deferred income taxes as prescribed by ASC 740.  This method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the tax return and financial statement reporting bases of certain assets and liabilities.

The Company follows ASC 740, “Income Taxes” (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Earnings Per Common Share:

The Company follows ASC 260, which simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards.

Reclassification:

Certain amounts as of March 31, 2010 have been reclassified to conform with the March 31, 2011 presentation.  The reclassifications have no material affect on the financial statements.

New Pronouncements:

In June 2011, the Financial Accounting standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05.  The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity.  ASU2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of this pending adoption of ASU 2011-05 on the consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP & IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The adoption is not expected to have a material impact on these financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 provides amendments to ASC 820 by requiring new disclosures for transfers in and out of Levels 1 and 2 of the fair value measurement hierarchy, and expands disclosures related to activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosures on the level of detail required for assets and liabilities measured at fair value from their respective line items on the statement of financial position, and the valuation techniques and inputs used in fair value measurements that fall within Level 2 or Level 3 of the fair value hierarchy.  ASU 2010-06 was effective for the Company as of May 1, 2010.  The Company adopted the standard of this pronouncement, which did not have a material impact on these financial statements.

NOTE 3 – GOING CONCERN:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and at March 31, 2011, current liabilities exceed current assets by $1,252,400.  The Company is currently in default on their line of credit and one of its long-term mortgages and subsequent to year end, the bank has commenced an action (Note 21).  Certain of the Company’s assets are held for sale which are expected to be able to cure the defaults.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon curing the defaults, satisfying its current liabilities and the success of its future operations.  Management believes that actions presently being taken (partial sale of an asset, see Note 6) along with management’s future plans to raise cash through the sale of other long-term assets, provide the opportunity for the Company to continue as a going concern.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 4 – FINANCIAL INSTRUMENTS:

Concentrations of Credit Risk:

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and marketable securities.

•
Cash – At various times during the fiscal year, the Company’s cash balances exceeded federally insured limits. The cash balance was in excess of federally insured limits at March 31, 2011, but was not at March 31, 2010.

•	Marketable Securities – These securities are primarily held in one entity, the PLC.

Fair Value of Financial Instruments:

ASC 825-10 requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable.  ASC 825-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The carrying amounts of the Company’s financial instruments approximate their fair value as outlined below:

•	Cash and trade payables – The carrying amounts approximate their fair value because of the short maturity of those instruments.

•	Line of credit – The carrying amount approximates fair value as the line of credit has a fixed rate but there has not been much fluctuation in the market.

•	Long-term debt and capital leases – The carrying amount approximates fair value as the interest rates on the various notes/leases approximate the Company’s estimated incremental borrowing rate.

The Company’s financial instruments are held for other than trading purposes.

NOTE 5 – MARKETABLE SECURITIES:

The Company invests in certain marketable securities that are categorized as available for sale. The cost and market values of marketable securities as well as the unrealized gains and losses are as follows at March 31:

	2011	2010

Cost	$1,356,966	$28,980
Unrealized gains	288,938	15,645

Market value	$1,645,904	$44,625

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 6 – NET PROPERTY AND EQUIPMENT:

Property and equipment are summarized by major classifications as follows at March 31:

	2011	2010

Buildings	$3,327,770	$4,915,481
Leasehold improvements	667,162	954,339
Furniture and equipment	145,120	143,860
Land	100,912	204,484
	4,240,964	6,218,164

Less accumulated depreciation and amortization	2,306,112	3,200,314

	$1,934,852	$3,017,850

The building located at 50 Baker Hollow Road is presently listed for sale, and has been classified as Assets Held for Sale on the balance sheet.  As the carrying value of the building exceeds the anticipated selling price less direct costs of disposal, the building has been written down to $850,000.  A loss on impairment in the amount of $53,626 has been recorded during the year ended March 31, 2011.

NOTE 7 – OTHER ASSETS:

Other assets consist of the following at March 31:

	2011	2010

Deferred financing costs	$-	$40,626
Investments in unaffiliated companies	-	35,863

	$-	$76,489

The deferred financing costs and the investment were written off during the fiscal year ended March 31, 2011.  Additionally, a $300,000 loan receivable, previously written down, was written off during fiscal 2011.

NOTE 8 – INVESTMENT IN TURBOTEC PRODUCTS, PLC

The Company’s investment in the PLC is carried at market value at March 31, 2011, and is included in marketable securities on the balance sheet, as the Company no longer has significant influence.  At March 31, 2010, the equity method of accounting was utilized whereby the investment was carried at cost and adjusted for the Company’s proportionate share of their undistributed earnings or losses.  On April 26, 2010 and December 21, 2010, the Company sold 3,400,000 and 1,100,000 shares, respectively, of the stock of the PLC.  Prior to the sales, the Company held a 56.32% investment in the PLC and currently owns 21.18%.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 8 – EQUITY METHOD INVESTMENT (Continued):

Following is a summary of financial position and results of operations of the PLC as of March 31, 2010 and the year then ended:

2010
Current assets	$6,754,348
Property and equipment, net	5,423,920
Other assets, net	203,191
Total assets	$12,381,459

Current liabilities	1,203,486
Long-term Debt	82,243
Deferred liabilities	781,000
2,066,729

Stockholders' equity	10,314,730
$12,381,459

Sales	$19,822,873

Net income	$798,489

Included in rental income on the statements of operations, is $517,651 and $452,894 from the PLC, for the years ended March 31, 2011 and 2010, respectively.  Additionally, included in receivables on the balance sheet are net amounts from the PLC which represent pass-through rent amounts.  The balances are $5,058 and $42,024 at March 31, 2011 and 2010, respectively.

NOTE 9 – LINES OF CREDIT:

The Company’s $1,100,000 line of credit matured on July 31, 2009 and is due in full; the Company is currently in default.  On June 28, 2010 the Bank commenced legal action.  The Company has continued to pay interest under the terms of the line of credit through March 31, 2011 and has made principal payments of approximately $200,000.  See Note 22 for further discussion.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 10 – NOTES PAYABLE AND LONG-TERM DEBT:

In December 2006, the Company refinanced the mortgage on the Day Hill Road property by obtaining a 10-year, $900,000 mortgage note payable from a bank.  The mortgage note is secured by a first mortgage on the building.  The note is payable in monthly principal installments of $3,750 plus accrued interest commencing January 21, 2007.  Interest is accrued on the unpaid principal at a fixed rate of 7.5%.

In August 2004 the Company refinanced the mortgage on its multi-purpose building by obtaining a 10-year, $1,000,000 mortgage note payable.  The mortgage note is secured by a first mortgage on the multi-purpose building.  The note is payable in one hundred twenty monthly installments of principal and interest of $8,932 and has a fixed interest rate of 6.9%.

As a result of the default relative to the Line (Note 9) and the cross default provisions of the Line agreement, the two mortgages above are technically in default as of March 31, 2011.  Therefore, these mortgages are classified as current liabilities in these financial statements.  The Company has continued to pay principal and interest under the terms of the mortgages through March 31, 2011.

The Company has a term loan dated December 1, 2006, which is payable in 60 monthly installments of $1,628 including principal and interest at 6.39%.  The note is secured by a vehicle.  The Company also has a term loan dated May 6, 2008, which is payable in 36 monthly installments of $974 including principal and interest at 1%.  The note is secured by a vehicle.

The balances are as follows at March 31:

	2011	2010

Mortgage loan	$712,500	$753,750
Mortgage note payable –multi-purpose building	689,902	746,653
Notes payable – vehicles	13,745	43,574

	$1,416,147	$1,543,977

Maturities of notes payable and long-term debt from continuing operations are shown on the balance sheet as current liabilities as they are all due in fiscal year 2012 either by their terms or due to the default provisions.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 11 – LEASES:

The Company and Turbotec Products, Inc entered into real estate leases for approximately 54,500 square feet at 651 Day Hill Road, Windsor, CT, and approximately 17,000 square feet at 50 Baker Hollow Road, Windsor, CT. The leases commenced April 1, 2006 with five-year terms, and one extension option for three years, and a second extension option for two years.  Rent charges with respect to the 651 Day Hill Road property were equal to seven dollars per square foot in years one and two, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $31,792, escalating to $36,333 monthly in year five.  Rent charges with respect to the 50 Baker Hollow Road property were equal to $5.50 per square foot in year one, escalating annually thereafter through each of the extension terms; monthly fixed rent in year one equals $7,792, escalating to $9,208 monthly in year five.  Turbotec is in the process of relocating its operations to North Carolina and plans to complete the move by December 31, 2011.  The lease for 50 Baker Hollow Road terminated as of March 31, 2011, and was not renewed.  A new lease for 651 Day Hill Road has been entered into through December 31, 2011 under which Turbotec will pay $5 triple net for the space it is occupying.

The Company leased a portion of its Baker Hollow Road building to an unrelated tenant under an agreement which expired September 30, 2010.  Rental income aggregated $34,750 and $69,000, respectively for the years ended March 31, 2011 and 2010 and is included in rental income in the accompanying consolidated statements of operations and comprehensive income.

NOTE 12 – STOCK OPTION PLAN:

In October 2002, the Company adopted the 2002 Incentive Stock Option Plan (“2002 ISO Plan”) and the 2002 Non Qualified Stock Incentive Plan (“2002 NQ Plan”).  The 2002 ISO Plan provides for an aggregate number of shares available for grant of options, not to exceed 100,000 shares.  The option price is not to exceed 100% of fair market value for the stock.  The 2002 NQ Plan provides for an aggregate number of shares available for stock options, stock bonuses and stock appreciation rights (SARS), not to exceed 100,000 shares.

The option price and the value awarded for bonuses shall not exceed 33.33% of the fair market value on the effective date of the option or bonus.  The value awarded for stock appreciation rights shall be equal to the excess of fair market value on the day of exercise less the fair market value on the effective date of the award.  Through March 31, 2011, no options, shares or SARS had been granted under these plans.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

  NOTE 13 – EARNINGS PER COMMON SHARE:

A reconciliation of the numerators and denominators of the basic and diluted Earnings per Common Share (EPS) computations for the years ended March 31:

	2011		2010
	Income	Shares	Income	Shares
	(Numerator)	(Denominator)	(Numerator)	(Denominator)

Basic EPS
Income (loss) before
extraordinary items available
to common stockholders	$(722,172)	50,674	$(5,468,883)	4,413,813
Effect of Dilutive Securities
Stock warrants	-	-	-	-
Diluted EPS
Income (loss) before
extraordinary items available
to common stockholders
including assumed conversions	$(722,172)	50,674	$(5,468,883)	4,413,813

Basic EPS
Income (loss) available to
common stockholders	$860,023	50,674	(5,468,883)	4,413,813
Effect of Dilutive Securities
Stock warrants	-	-	-	-
Diluted EPS
Income (loss) available to
common stockholders including
assumed conversions	$860,023	50,674	$(5,468,883)	4,413,813

NOTE 14 – INCOME TAXES:

The provision (benefit) for income taxes consists of the following as of March 31:

	2011	2010

Current	$-	$2,139
Deferred	-	-

	$-	$2,139

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

 NOTE 14 – INCOME TAXES (Continued):

The alternative minimum tax (AMT) had no effect on the tax provision for financial reporting purposes.  State taxes accrued were based on net income on a separate company basis.

The provision for income taxes differs from the amount computed by applying the statutory rates to income before income taxes for continuing operations for fiscal years 2011 and 2010. The principal reasons for this difference are listed in the following table as of March 31:

	2011	2010

Statutory federal and state income tax	39%	39%

Change in valuation allowance	(41)	(40)
Other	2	1

	-%	-%

The significant components of the deferred tax provision are as follows as of March 31:

	2011	2010

Net operating loss	$(523,000)	$1,484,000
Reserves	(264,000)	146,000
Deferred Revenue	(1,224,000)	-
Other	322,000
Valuation allowance	(644,000)	(1,433,000)
Equity method investment	1,134,000	(198,000)
Property and equipment, net	(1,000)	1,000

	$(1,200,000)	$-

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 14 – INCOME TAXES (Continued):

The components of the net deferred tax asset as of March 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss	$2,340,000	$2,863,000
Reserves	-	264,000
Deferred revenue	-	1,224,000
Other	322,000	-
Valuation allowance	(2,203,000)	(1,559,000)
Total deferred tax assets	459,000	2,792,000
Deferred tax liabilities:
Equity method investment	-	(1,134,000)
Property and equipment, net	(459,000)	(458,000)

Net deferred tax asset	$-	$1,200,000

Differences between financial reporting and tax reporting relate primarily to equity method accounting, reserves, deferred revenue and differences between depreciation for financial reporting and tax reporting purposes.  Net operating loss carryforwards of approximately $6,000,000 and $7,000,000 are available for federal and state income tax purposes.  The carryforwards begin to expire in 2026 for federal income tax purposes and 2023 for state income tax purposes.

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

The cumulative effect of adopting ASC 740-10 did not have a material impact on the financial statements of the Company.  At March 31, 2011 and 2010, the Company had no material gross unrecognized tax benefits.  At this time, the Company’s best estimate of the reasonably possible change in the amount of the gross unrecognized tax benefits is deemed not to be material during the next twelve months mainly due to the expiration of certain statutes of limitations.  The federal statute of limitations remains open for this fiscal year.  Tax years 2007 and forward are subject to audit by state tax authorities depending on open statute of limitations waivers and the tax code of each state.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

  NOTE 15 – 401(k) PLANS:

During the year ended March 31, 2008, the Company formed a deferred compensation/retirement plan covering employees of Thermodynetics.  No contributions were made to the plan during the years ended March 31, 2011 and 2010, respectively.   The Company terminated the plan effective December 31, 2010.

  NOTE 16 – EMPLOYMENT CONTRACTS:

The Company has employment agreements with two employees/directors through March 2014.  These agreements provide for annual base salaries of approximately $278,000 and $210,000, respectively, updated annually for increases in the Consumer Price Index, as well as certain medical, life and disability insurance coverage.  For fiscal year 2011, these employees and the Company wrote off $400,000 of salaries accrued and unpaid from prior years.

In the event of termination, each agreement provides for the continuation of compensation and benefits.  However, the employees may not compete with the Company within the United States for a period of two years after termination and are subject to the terms and conditions of confidentiality agreements.

NOTE 17 – STOCK BASED COMPENSATION:

During the years ended March 31, 2011 and 2010, the Company issued a total of 1,565,000 and 460,000 shares, respectively, to certain members of its Board of Directors.

NOTE 18 – CASH FLOW INFORMATION:

Cash paid for interest was $134,277 and $153,111 for the years ended March 31, 2011 and 2010, respectively.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 19 – DISCONTINUED OPERATIONS:

In August 2005, the Company discontinued the operations of Vulcan.  From that date through March 31, 2007 the Company liquidated Vulcan’s remaining assets and settled all secured liabilities.

Total long-term liabilities of discontinued operations were $- for March 31, 2011 and $2,782,195 for March 31, 2010.

During the fiscal quarter ended September 30. 2010, the Company extinguished debts totaling $2,782,195, which reflected liabilities from Vulcan.  Vulcan was closed during 2005 and all secured creditors were satisfied.  The remaining liabilities were payable by Vulcan alone to unsecured creditors, and with the passing of their statutory rights, those liabilities were written off resulting in a gain, net of taxes of $1,582,195, which has been reflected as an extraordinary item.

NOTE 20 – FAIR VALUE MEASUREMENTS:

In September 2006, The Financial Accounting Standards Board issued Financial Accounting Standards Codification No. 820, Fair Value Measurements and Disclosures (FASB ASC 820), which established a framework for identifying and measuring fair value.  FASB ASC 820 provided a fair value hierarchy, giving the highest priority to quoted prices in active markets, and is expected to be applied to fair value measurements of derivative contracts that are subject to mark to market accounting and other assets and liabilities reported at fair value.

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

Financial assets and liabilities recorded on the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 – measurements utilize unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.  These consist primarily of listed equity securities; exchange traded fixed income securities, derivatives and certain U.S. government treasury securities.

Level 2 – measurements include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other observable inputs such as interest rates and yield curves that are observable at commonly quoted intervals.  These consist primarily of non-exchange traded derivatives such as swaps, forward contracts of options and most fixed income securities.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 20 – FAIR VALUE MEASUREMENTS (Continued):

Level 3 – measurements use unobservable inputs for assets or liabilities, are based on the best information available and might include the entity’s own data.  In some valuations, the inputs used may fall into different levels of hierarchy.  In these cases, the financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  These consist mainly of assets and liabilities valued through an internal modeling process.

Available-for-Sale and Held-to-Maturity Securities – The Company uses pricing computed utilizing the quoted market prices of the securities to determine fair value for these classes of securities.  Since these financial assets consist of exchange traded fixed income and equity securities, they are classified in Level 1 of the financial hierarchy.

Assets Held for Sale – The Company utilized the sales contract as the basis for the computation of fair value.

Investments – at equity – At March 31, 2010, this investment was deemed impaired and written down to its fair value based on quoted market prices.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 20 – FAIR VALUE MEASUREMENTS (Continued):

The following table presents information about the Company’s respective assets and liabilities measured at fair value on a recurring basis at December 31, 2010, including the fair value measurements and the level of inputs used in determining those fair values:

March 31, 2011

Description	Level 1	Level 3	Total

Assets:
Marketable Securities	$1,645,904	-	$1,645,904
Assets Held for Sale	-	$850,000	850,000

Total	$1,645,904	$850,000	$2,495,904

March 31, 2010

Description	Level 1	Level 3	Total

Assets:
Marketable Securities	$44,625		$44,625
Investments - at equity	3,198,412	-	3,198,412

Total	$3,198,412	$-	$3,198,412

NOTE 21 – SUBSEQUENT EVENTS:

Distribution of Subsidiary Stock:

The Board of Directors of Thermodynetics has approved the distribution of a dividend to shareholders of record on July 15, 2011 in a spin-off transaction. Those shareholders who are owners of at least 1,000 shares of Thermodynetics common stock are receiving shares of TPI Systems, Inc. ("TPI") on a one-for-one (1:1) pro rata basis. All other Thermodynetics shareholders, being those holding less than 1,000 shares of Thermodynetics, are receiving a distribution of $0.0002 per share for each of the shares, pro rata, they owned of Thermodynetics as of the record date. There is no effect on any holdings in Thermodynetics.

The dividend in stock will equal at least 80% and no more than 85% of the now outstanding shares of TPI, and the parent is retaining the remaining shares.

Subsequent Events:

Management has evaluated subsequent events through July 8, 2011, the date at which these financial statements were available for issue.

THERMODYNETICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2011 AND 2010

NOTE 22 – COMMITMENTS AND CONTINGENCIES:

The following are the known or threatened legal proceedings:

a)
The lawsuit instituted by the Company on January 8, 2008 in the High Court in England, file no. HC08C00046, against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10, 2010.  The net effect of the London judgment held that the Company was required to reimburse the PLC for 85% of the PLC’s legal expenses which the PLC has claimed approximate £795,000; the Company is contesting such amount.  On May 24, 2010 in accordance with the judgment, the Company paid £350,000 to the PLC on account of their costs.   The Company could ultimately be responsible for £325,000 of legal costs claimed by the PLC, although the Company believes the amount may be substantially less.  These legal fees have been accrued at March 31, 2010 and are included in accrued expenses in these financial statements as of March 31, 2011 and 2010.

b)
Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27th, 2008 in the Connecticut Superior Court, Judicial District of Hartford, alleging that Thermodynetics breached two commercial leases, and that Thermodynetics improperly withdrew funds from a sinking fund established under the leases, and for fraudulent inducement, fraudulent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act.  The parties settled the lawsuit and on January 10th, 2011 mutual releases were exchanged between Thermodynetics and Turbotec, and the lawsuit was dismissed without any financial obligation owed to either party.  An outcome of the settlement was that Turbotec extended its leasehold interest in the Day Hill facility through December 31st, 2011.

c)
The Company's bank initiated and served two separate lawsuits on June 28th, 2010 against the Company in the Connecticut Superior Court, Judicial District of Hartford, alleging defaults of a line of credit and certain mortgages and seeking recovery through foreclosure of the liens against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At March 31st, 2011, the Company was current on both primary mortgages and was current on its interest payments against the line of credit which had matured in 2009.  The default initially was against the line of credit which has not been repaid and the bank has claimed a cross-default against the mortgages.  The Company believes there is material equity in the buildings exceeding the value of all of the bank debt.  The current balance due under the line of credit and mortgages equals approximately $2.4 million; the Bank is claiming such balance plus costs and legal expenses of the proceeding.  In the event the bank is successful in its foreclosure proceedings and a qualified buyer for the properties is not secured, the loss to the Company could exceed the amounts due under the line of credit and mortgages.  However, in the event of a strict foreclosure, under Connecticut foreclosure law, a court would apply a fair market value to the properties and buildings based upon a then to be appraised value as of the date title vested in the bank; therefore, the likely risk of loss to the Company would be the loss of the land and buildings but not further financial deficiency claims.  Both properties are currently listed for sale with a commercial real estate broker, and management would also consider any long-term lease opportunities.

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

Date: July 13, 2011

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert A. Lerman	By:	/s/ John F. Ferraro
	Robert A. Lerman, President,		John F. Ferraro, Chairman of
	Chief Executive Officer, and Director		the Board, Treasurer, Chief Financial Officer,
Secretary and Director

Date: July 13, 2011		Date: July 13, 2011

By:	/s/ John J. Hughes
John J. Hughes, Director

Date: July 13, 2011