Form 10-Q
period 2011-06-30
THERMODYNETICS INC
filed 2011-08-11
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2011
Common stock $.01 Par Value	6,290,306 Shares

PART I:  FINANCIAL INFORMATION

Item 1.	Financial Statements

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in 000's)

	June 30,	March 31,
	2011	2011

ASSETS
CURRENT ASSETS
Cash	$50	$325
Restricted Cash	460	460
Marketable securities	1,664	1,646
Prepaid expenses and other current assets	49	26
Total current assets	2,223	2,457

PROPERTY, PLANT AND EQUIPMENT, net	1,902	1,935

OTHER ASSETS
Assets Held for Sale	850	850
Other	3	-
Total other assets	853	850

Total Assets	$4,978	$5,242

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$870	$877
Accounts payable	207	179
Accrued expenses and taxes	1,070	1,238
Current portion of long-term debt	1,384	1,416
Total current liabilities	3,531	3,710

LONG-TERM LIABILITIES
Loans to Officers	46	-
Total long-term liabilities	46	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 25,000,000 shares	63	61
Additional paid-in capital	7,470	7,455
Accumulated other comprehensive income	307	289
Deficit	(6,439)	(6,273)
	1,401	1,532
	$4,978	$5,242

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED JUNE 30,
(UNAUDITED)
(in 000's, except earnings per share)

	2011	2010
REVENUES
Rental income	$72	$154

OPERATING EXPENSES	207	385

Income (loss) from operations	(135)	(231)

OTHER INCOME (EXPENSE)
Other, net	2	-
Interest expense	(33)	(37)
Loss on sale of stock	-	(97)
	(31)	(134)

Loss before provision for income taxes	(166)	(365)

PROVISION FOR INCOME TAXES	-	-

Net loss	(166)	(365)

OTHER COMPREHENSIVE LOSS, net of tax	18	17

Comprehensive loss	$(148)	$(348)

EARNINGS (LOSS) PER COMMON SHARE	$(0.03)	$(0.08)

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30,
(UNAUDITED)
(in 000's)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(166)	$(365)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33	48
Loss on sale of stock of subsidiary	-	97
Issuance of stock	17
(Increase) decrease in other assets	(3)
(Increase) decrease in prepaid expenses and other current assets	(23)	(82)
Increase (decrease) in accounts payable	28	10
Increase (decrease) in accrued expenses and taxes	(168)	(555)
Net cash provided by (used in) operating activities	(282)	(847)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	1,210
Proceeds from long-term borrowings	46	-
Principal payments on debt and capital lease obligations	(39)	(33)
Net cash provided by (used in) financing activities	7	1,177

NET INCREASE (DECREASE) IN CASH	(275)	330

CASH, beginning of year	785	229

CASH, end of year	$510	$559

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and at June 30, 2011, current liabilities exceed current assets by approximately $1,308,000.  The Company is currently in default on their line of credit and its long-term mortgages, yet at June 30, 2011, the Company is current on both primary mortgages for each of the buildings, and is current on its interest payments against the line of credit.  Rental income from the commercial buildings is now collected by the Bank and those proceeds are utilized for the principal and interest payments on the mortgages, with all remaining cash utilized to pay principal and interest on the line of credit.   During June, 2010, the bank commenced two legal proceedings (Note 9).  Certain of the Company’s assets are being offered for sale which, upon consummation of a successful sale, would be expected to cure the defaults.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon curing defaults, satisfying current liabilities and the success of future operations.  Management believes that actions presently being taken along with management’s future plans to raise cash through the sale of other long-term assets, provide the opportunity for the Company to continue as a going concern.

NOTE 3: INVESTMENT IN TURBOTEC PRODUCTS, PLC

The Company’s investment in Turbotec Products Plc, (the “PLC”), is carried at market value at June 30, 2011 and is included in marketable securities on the balance sheet, as the Company no longer has significant influence.  The Company currently holds a 21.18% investment in the PLC.

Included in rental income on the income statement is approximately $72,000 and $137,000 from the PLC, for the three months ended June 30, 2011 and 2010, respectively.  Additionally, included in receivables on the balance sheet are net amounts from the PLC which represents pass-through rent amounts.  The balances are approximately $36,000 and $42,000 at June 30, 2011 and 2010 respectively.

NOTE 4: COMMERCIAL LEASES

The Company and Turbotec Products, Inc. entered into a new real estate lease for approximately 52,500 square feet at 651 Day Hill Road, Windsor, CT. The lease expires December 31, 2011.  Rent charges with respect to the 651 Day Hill Road property are equal to five dollars per square foot triple net; monthly rent equals $21,875 plus triple net expenses.

NOTE 5: EARNINGS PER SHARE

Earnings per share for the three month periods ended June 30, 2011 and June 30, 2010 have been computed based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are:

	Three Months Ended June 30,
	2011	2010
Weighted Average Shares Outstanding-Basic &Diluted	6,187,589	4,600,306

NOTE 6: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of ASC 230-10.

	Three Months Ended June 30
	(in 000's)
	2011	2010
Cash payments for interest	$33	$37

NOTE 7: LINE OF CREDIT

The Company’s $1.1 million line of credit matured on July 31, 2009 and is due in full; the Company is currently in default.  The Company has continued to pay interest under the terms of the line of credit through June 30, 2011.

On June 28, 2010 the Bank commenced legal action.  See Notes 2 and 9 for further discussion.

NOTE 8: SUBSEQUENT EVENTS

Distribution of Subsidiary Stock:

The Board of Directors of Thermodynetics has approved the distribution of a dividend to shareholders of record on July 15, 2011 in a spin-off transaction, with the distribution effected on or about August 5, 2011. The dividend was distributed to shareholders who, on the record date, were owners of at least 1,000 shares of Thermodynetics common stock; they received shares of TPI Systems, Inc. ("TPI") on a one-for-one (1:1) pro rata basis.  All other Thermodynetics shareholders, being those holding less than 1,000 shares of Thermodynetics, received a distribution of $0.0002 per share for each of the shares, pro rata, they owned of Thermodynetics as of the record date. There is no effect on any holdings in Thermodynetics.

The parent owns 1,000,000 shares of TPI.

NOTE 9: LEGAL PROCEEDINGS

There are no material legal proceedings known or threatened against the Company, except:

a)
The lawsuit instituted by the Company on January 8, 2008 in England against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10th, 2010.  The net effect of the London judgment held that the Company was required to reimburse the PLC for 85% of the PLC’s legal expenses which was negotiated to a sum of ~~£~~560,000, and that amount has been paid; ~~£~~350,000 was paid in May 2010, and ~~£~~210,000 was paid in July 2011.

b)
Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27th, 2008 in the Connecticut Superior Court, Judicial District of Hartford.  The parties settled the lawsuit and on January 10th, 2011 mutual releases were exchanged, and the lawsuit was dismissed without any financial obligation owed to either party.

c)
The Company's bank initiated and served two separate lawsuits on June 28th, 2010 against the Company in the Connecticut Superior Court, Judicial District of Hartford, alleging defaults of a line of credit and certain mortgages and seeking recovery through foreclosure of the liens against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At June 30th, 2011, the Company was current on both primary mortgages and was current on its interest payments against the line of credit which had matured in 2009.  The default initially was against the line of credit which has not been repaid and the bank has claimed a cross-default against the mortgages.  The Company believes there is material equity in the buildings exceeding the value of all of the bank debt.  The current balance due under the line of credit and mortgages equals approximately $2.25 million at June 30, 2011; the Bank is claiming such balance plus costs and legal expenses of the proceeding.  In the event the bank is successful in its foreclosure proceedings and a qualified buyer for the properties is not secured, the loss to the Company could exceed the amounts due under the line of credit and mortgages.  However, in the event of a strict foreclosure, under Connecticut foreclosure law, a court would apply a fair market value to the properties and buildings based upon a then to be appraised value as of the date title vested in the bank; therefore, the likely risk of loss to the Company would be the loss of the land and buildings but not further financial deficiency claims.  Both properties are currently listed for sale with a commercial real estate broker, and management would also consider any long-term lease opportunities.  A trial date is set for June 12, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

2011 Compared to 2010

Income in both quarters ended June 30, 2010 and 2011 resulted from rental income.  Our smaller building has been vacant since April 1, 2011.  The tenant for the main building is now occupying the building under a lease that terminates December 31, 2011; it is not expected that they will renew their lease.  Both buildings are being marketed for sale.

The Company is engaged in managing its real estate and business holdings, and investing in other companies.  In June 2011 the Company acquired the rights to a software program that is to be marketed in the wagering industry.  The software is designed to assist individuals in selecting winning wagers in horse racing events.

During the first and third quarters ended of the 2011 fiscal year, the Company disposed of a portion of its holdings in Turbotec and now owns approximately 21% of that company.  Net proceeds of approximately $1.67 million was received and used primarily to pay litigation costs.  In addition, the Company made adjustments to its investment portfolio and both purchased and sold securities.  As a result of the sale of the Turbotec securities, the Company has classified its holdings as marketable securities as the Company does not have any significant influence over that entity.

The Company recorded a loss in both fiscal 2010 and 2011.  Operating expenses decreased in fiscal 2011 largely reflecting a reduction in litigation costs.

In August 2011, the Company issued a dividend consisting of a cash payment and a stock dividend of its previously 100% owned subsidiary, TPI Systems, Inc.  A cash distribution was issued to Thermodynetics shareholders who owned less than 1,000 shares of Thermodynetics on the July 15, 2011 record date and a share for share distribution of TPI Systems to all other shareholders of Thermodynetics was effected in August.

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

Liquidity.

The Company’s working capital position was negative at June 30, 2010 and 2011.  It is anticipated that future working capital will be generated by the sale of assets and through rents, although no assurance can be given that these efforts will be successful.

At July 13, 2009, the Company’s line of credit was due to be repaid and the lender has initiated foreclosure proceedings.

Cash was generated from short term borrowings and the sale of assets as well as from rents received.

The Company anticipates collection of rents to be applied against its defaulted bank loans, through December 31, 2011.  The Company currently does not have any existing prospects to lease its facilities in 2012.

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

There are no material legal proceedings known or threatened against the Company, except:

(a) The lawsuit instituted by the Company on January 8, 2008 in England against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10th, 2010.  The net effect of the London judgment held that the Company was required to reimburse the PLC for 85% of the PLC’s legal expenses was negotiated to a sum of ~~£~~560,000, and that amount has been paid; ~~£~~350,000 was paid in May 2010, and ~~£~~210,000 was paid in July 2011.

(b) Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27th, 2008 in the Connecticut Superior Court, Judicial District of Hartford.  The parties settled the lawsuit and on January 10th, 2011 mutual releases were exchanged, and the lawsuit was dismissed without any financial obligation owed to either party.

(c) The Company's bank initiated and served two separate lawsuits on June 28th, 2010 against the Company in the Connecticut Superior Court, Judicial District of Hartford, alleging defaults of a line of credit and certain mortgages and seeking recovery through foreclosure of the liens against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At June 30th, 2011, the Company was current on both primary mortgages and was current on its interest payments against the line of credit which had matured in 2009.  The default initially was against the line of credit which has not been repaid and the bank has claimed a cross-default against the mortgages.  The Company believes there is material equity in the buildings exceeding the value of all of the bank debt.  The current balance due under the line of credit and mortgages equals approximately $2.25 million at June 30, 2011; the Bank is claiming such balance plus costs and legal expenses of the proceeding.  In the event the bank is successful in its foreclosure proceedings and a qualified buyer for the properties is not secured, the loss to the Company could exceed the amounts due under the line of credit and mortgages.  However, in the event of a strict foreclosure, under Connecticut foreclosure law, a court would apply a fair market value to the properties and buildings based upon a then to be appraised value as of the date title vested in the bank; therefore, the likely risk of loss to the Company would be the loss of the land and buildings but not further financial deficiency claims.  Both properties are currently listed for sale with a commercial real estate broker, and management would also consider any long-term lease opportunities.  A trial date is set for June 12, 2012.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities of the Company during the three-month period covered by this Form 10-Q report, other than:  (a) on June 15, 2011 the Company issued 100,000 shares of its common stock to attorney Kenneth B. Lerman in exchange for certain legal services.  Attorney Kenneth B. Lerman is the son of the president of the Company.  The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was under §4(2) of the Act not involving a public offering, and (b) on June 9, 2011 the Company purchased from a third party the software known as Base 5 Factor along with the intellectual property rights for 25,000 shares of the Company’s common stock.  The chairman of the Company, John F. Ferraro, was a participant in such transaction and conveyed his interest in said software but did not receive any direct remuneration from the Company.  The exemption from the registration requirements of Section 5 of the Securities Act of 1933 claimed was under §4(2) of the Act not involving a public offering.

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

THERMODYNETICS, INC.

Date: August 11, 2011	By:	/s/ Robert A. Lerman
Robert A. Lerman
President and Chief Executive Officer

Date: August 11, 2011	By:	/s/ John F. Ferraro
John F. Ferraro
Treasurer and Chief Financial Officer