Form 10-Q
period 2011-12-31
THERMODYNETICS INC
filed 2012-02-10
CIK 351902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011
or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2011
Common stock $.01 Par Value	6,290,306 Shares

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in 000's)

	December 31	March 31,
	2011	2011

ASSETS
CURRENT ASSETS
Cash	$54	$325
Restricted Cash	-	460
Marketable securities	1,148	1,646
Prepaid expenses and other current assets	1	26
Total current assets	1,203	2,457

PROPERTY, PLANT AND EQUIPMENT, net	1,837	1,935

OTHER ASSETS
Assets Held for Sale	850	850
Other	23	-
Total other assets	873	850

	$3,913	$5,242

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$854	$877
Accounts payable	244	179
Accrued expenses and taxes	859	1,238
Current portion of long-term debt	1,325	1,416
Total current liabilities	3,282	3,710

LONG-TERM LIABILITIES
Long-term debt	200	-
Total long-term liabilities	200	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; authorized 25,000,000 shares	63	61
Additional paid-in capital	7,470	7,455
Accumulated other comprehensive income	(215)	289
Deficit	(6,887)	(6,273)
	431	1,532

	$3,913	$5,242

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31,
(UNAUDITED)
(in 000's, except earnings per share)

	2011	2010

REVENUES
Rental income	$66	$134

OPERATING EXPENSES	225	80

Loss from operations	(159)	54

OTHER INCOME (EXPENSE)
Other, net	-	2
Interest expense	(41)	(37)
Gain on sale of stock	27	114
	(14)	79

Loss before provision for income taxes and extraordinary item	(173)	133

PROVISION FOR INCOME TAXES	-	(5)

Loss before extraordinary item	(173)	138

EXTRAORDINARY ITEM - Gain on extinguishment of debt net of taxes of $1,200	-	-

Net income (loss)	(173)	138

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(350)	(203)

Comprehensive income (loss)	$(523)	$(65)

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM PER COMMON SHARE	$(0.03)	$0.03

EARNINGS (LOSS) PER COMMON SHARE	$(0.03)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED DECEMBER 31,
(UNAUDITED)
(in 000's, except earnings per share)

	2011	2010

REVENUES
Rental income	$203	$442

OPERATING EXPENSES	737	784

Loss from operations	(534)	(342)

OTHER INCOME (EXPENSE)
Other, net	3	2
Interest expense	(110)	(113)
Gain/(Loss) on sale of stock	27	(19)
	(80)	(130)

Loss before provision for income taxes and extraordinary item	(614)	(472)

PROVISION FOR INCOME TAXES	-	(5)

Loss before extraordinary item	(614)	(467)

EXTRAORDINARY ITEM - Gain on extinguishment of debt net of taxes of $1,200	-	1,582

Net income (loss)	(614)	1,115

OTHER COMPREHENSIVE INCOME (LOSS), net of tax	(504)	(248)

Comprehensive income (loss)	$(1,118)	$867

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM PER COMMON SHARE	$(0.10)	$(0.10)

EARNINGS (LOSS) PER COMMON SHARE	$(0.10)	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(UNAUDITED)
(in 000's)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(614)	$1,115
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	100	144
Loss on sale of stock of affiliate	-	(18)
Realized loss on investment in unaffiliated company	-	36
Gain on Extinguishment of debt	-	(1,582)
Issuance of stock	17	-
(Increase) decrease in other assets	(23)	-
(Increase) decrease in prepaid expenses and other current assets	25	(18)
Increase (decrease) in accounts payable	65	(10)
Increase (decrease) in accrued expenses and taxes	(379)	(714)
Net cash provided by (used in) operating activities	(809)	(1,047)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2)	(1)
Purchases of marketable securities	(6)	-
Net cash provided by (used in) investing activities	(8)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	42
Proceeds from long-term borrowings	200	1,887
Principal payments on debt	(114)	(227)
Net cash provided by (used in) financing activities	86	1,702

NET INCREASE (DECREASE) IN CASH	(731)	654

CASH, beginning of year	785	229

CASH, end of year	$54	$883

The accompanying notes are an integral part of these consolidated financial statements.

THERMODYNETICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.

NOTE 2: GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years, has used substantial amounts of working capital in its operations and at December 31, 2011, current liabilities exceed current assets by approximately $2,079.  The Company is currently in default on its line of credit and its long-term mortgages, yet at December 31, 2011, the Company is current on both primary mortgages for each of the buildings, and is current on its interest payments against the line of credit.  Rental income from the commercial buildings is now collected by the Bank and those proceeds are utilized for the principal and interest payments on the mortgages, with all remaining cash utilized to pay principal and interest on the line of credit.  During June 2010, the bank commenced two legal proceedings (Note 9).  The buildings are being offered for sale which, upon consummation of successful sales, would be adequate to cure the defaults.

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

NOTE 3: INVESTMENT IN TURBOTEC PRODUCTS, PLC

The Company’s investment in Turbotec Products Plc, (the “PLC”), is carried at market value at December 31, 2011 and is included in marketable securities on the balance sheet.  The Company currently holds a 21.18% investment in the PLC.

Included in rental income on the income statement is $203,000 and $413,000 from the PLC, for the nine months ended December 31, 2011 and 2010, respectively.  Additionally, included in receivables on the balance sheet are net amounts from the PLC which represent pass-through rent amounts.  The balances are $1,000 and $0 at December 31, 2011 and 2010 respectively.

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

NOTE 5: EARNINGS PER SHARE

Earnings per share for the three and nine month periods ended December 31, 2011 and 2010 have been computed based on the weighted average of outstanding shares during the periods.

The weighted average numbers of shares outstanding used in the calculations are:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Weighted Average Shares Outstanding-Basic & Diluted	6,290,306	4,600,306	6,256,067	4,600,306

NOTE 6: CASH FLOW INFORMATION AND NON CASH INVESTING ACTIVITIES

The following supplemental information is disclosed pursuant to the requirements of ASC 230-10.

	Nine Months Ended December 31
	(in 000's)
	2011	2010
Cash payments for interest	$105	$113

NOTE 7: LINE OF CREDIT

The Company’s $1.1 million line of credit matured on July 31, 2009 and is due in full; the Company is currently in default.  The Company has continued to pay interest under the terms of the line of credit through December 31, 2011 and has made nominal principal payments.

On June 28, 2010 the Bank commenced legal action.  See Notes 2 and 9 for further discussion.

NOTE 8: DISTRIBUTION OF SUBSIDIARY STOCK

Thermodynetics distributed a dividend to shareholders of record July 15, 2011 in a spin-off transaction, with the distribution effected on or about August 5, 2011. The dividend was distributed to shareholders who, on the record date, were owners of at least 1,000 shares of Thermodynetics common stock and received shares of TPI Systems, Inc. ("TPI") on a one-for-one (1:1) pro rata basis. All other Thermodynetics shareholders received a distribution of $0.0002 per share for each of the shares, pro rata, they owned of Thermodynetics as of the record date. There was no effect on any holdings in Thermodynetics.

NOTE 9: LEGAL PROCEEDINGS

There are no material legal proceedings known or threatened against the Company, except:

a)
The lawsuit instituted by the Company on January 8, 2008 in England against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10th, 2010.  The net effect of the London judgment held that the Company was required to reimburse the PLC for a portion of the PLC’s legal expenses which was negotiated to a sum of ~~£~~560,000, and that amount has been paid.

b)
Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27th, 2008 in the Connecticut Superior Court, Judicial District of Hartford.  The parties settled the lawsuit and on January 10th, 2011 mutual releases were exchanged, and the lawsuit was dismissed without any financial obligation owed to either party.

c)
The Company initiated and served two separate lawsuits on June 28th, 2010 against the Company in the Connecticut Superior Court, Judicial District of Hartford, alleging defaults of a line of credit and certain mortgages and seeking recovery through foreclosure of the liens against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At December 31, 2011, the Company was current on both primary mortgages and was current on its interest payments against the line of credit which had matured in 2009.  The default initially was against the line of credit which has not been repaid and the bank has claimed a cross-default against the mortgages.  The Company believes there is material equity in the buildings exceeding the value of all of the bank debt.  The current balance due under the line of credit and mortgages equals approximately $2.18 million at December 31, 2011; the Bank is claiming such balance plus costs and legal expenses of the proceeding.  In the event the bank is successful in its foreclosure proceedings and a qualified buyer for the properties is not secured, the loss to the Company could exceed the amounts due under the line of credit and mortgages.  However, in the event of a strict foreclosure, under Connecticut foreclosure law, a court would apply a fair market value to the properties and buildings based upon a then to be appraised value as of the date title vested in the bank; therefore, the likely risk of loss to the Company would be the loss of the land and buildings but not further financial deficiency claims.  Both properties are currently listed for sale with a commercial real estate broker, and management would also consider any long-term lease opportunities.  A trial date is set for June 12, 2012.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

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

Income in both the three months and nine months ended December 31, 2010 and 2011 resulted from rental income.  Our smaller building has been vacant since April 1, 2011.  The tenant for the main building is leasing that building under a lease that has been extended to December 31, 2012; the extension contains certain termination clauses that will require the tenant to vacate within 75 days of the notice to terminate should the building be sold earlier than the lease term.  Both buildings are being marketed for sale.

In June 2011 the Company acquired the rights to a software program that has begun to be marketed in the wagering industry.  The software is designed to assist individuals in selecting winning wagers in horse racing events.

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

The Company recorded a loss in both fiscal 2011 and 2012 for both the three and nine months periods ended December 31.  Operating expenses decreased in fiscal 2012 largely reflecting a reduction in litigation costs.

The Company’s bank is foreclosing on the mortgages securing the two properties and the Company intends to assert its defenses; the Company has listed the buildings with a real estate broker at what are believed to be realistic prices in today’s market.

In August 2011, the Company issued a dividend consisting of a cash payment and a stock dividend of its previously 100% owned subsidiary, TPI Systems, Inc.  A cash distribution was issued to Thermodynetics shareholders who owned less than 1,000 shares of Thermodynetics on the July 15, 2011 record date and a one share for one share distribution of TPI Systems to all other shareholders of Thermodynetics.  The Company currently owns approximately 22% of TPI.

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

During the latest nine month period, the Company disposed of slightly more than 26% of its stockholdings in Turbotec Products Plc reducing its holdings to below 30%.  That transaction followed an unexpected decision from the London trial which decision awarded costs to Turbotec and which preliminary amount was paid from the proceeds of the stock sale.  Other pressing and overdue payables were also paid from the sale proceeds.

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

Liquidity.

The Company’s working capital position was negative at December 31, 2010 and 2011.  It is anticipated that future working capital will be generated by the sale of assets and through rental of its larger building, although no assurance can be given that these efforts will be successful.

At July 13th, 2009, the Company’s line of credit was due to be repaid and the lender has initiated foreclosure proceedings; cash is no longer available against the line.

Cash was generated from short term borrowings and the sale of assets as well as from rents received.

Collection of rents is being applied against its defaulted bank loans and to pay certain expenses being incurred related to the potential sale of the buildings.  The rental payments applied against the mortgages are adequate to meet the original payment requirements of principal and interest; the excess is being applied by the bank to pay the interest due on the line of credit, to pay certain building related expenses and also to reduce the principal owed on the mortgages.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           There are no material legal proceedings known or threatened against the Company, except:

(a)           The lawsuit instituted by the Company on January 8, 2008 in England against Turbotec Products Plc was concluded in February, 2010.  A judgment in favor of the Company on one count and against it on two counts was rendered on May 10th, 2010.  The net effect of the London judgment held that the Company was required to reimburse the PLC for 85% of the PLC’s legal expenses was negotiated to a sum of ~~£~~560,000, and that amount has been paid.

(b)           Turbotec Products, Inc. commenced a lawsuit against Thermodynetics on February 27th, 2008 in the Connecticut Superior Court, Judicial District of Hartford.  The parties settled the lawsuit and on January 10th, 2011 mutual releases were exchanged, and the lawsuit was dismissed without any financial obligation owed to either party.

(c)           The Company's bank initiated and served two separate lawsuits on June 28th, 2010 against the Company in the Connecticut Superior Court, Judicial District of Hartford, alleging defaults of a line of credit and certain mortgages and seeking recovery through foreclosure of the liens against the two commercial buildings.  Negative outcomes in either of such proceedings will have a material adverse effect upon the Company.  At June 30th, 2011, the Company was current on both primary mortgages and was current on its interest payments against the line of credit which had matured in 2009.  The default initially was against the line of credit which has not been repaid and the bank has claimed a cross-default against the mortgages.  The Company believes there is material equity in the buildings exceeding the value of all of the bank debt.  The current balance due under the line of credit and mortgages equals approximately $2.22 million at September 30, 2011; the Bank is claiming such balance plus costs and legal expenses of the proceeding.  In the event the bank is successful in its foreclosure proceedings and a qualified buyer for the properties is not secured, the loss to the Company could exceed the amounts due under the line of credit and mortgages.  However, in the event of a strict foreclosure, under Connecticut foreclosure law, a court would apply a fair market value to the properties and buildings based upon a then to be appraised value as of the date title vested in the bank; therefore, the likely risk of loss to the Company would be the loss of the land and buildings but not further financial deficiency claims.  Both properties are currently listed for sale with a commercial real estate broker, and management would also consider any long-term lease opportunities.  A trial date is set for June 12th, 2012.

Item 1A. Risk Factors.

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities of the Company during the three-month period covered by this Form 10-Q report.

Item 3.    Defaults Upon Senior Securities.

There were no material defaults of any terms of the securities or indebtedness of the Company or any of its significant subsidiaries during the three-month period covered by this Form 10-Q report, except that the Company’s $1.1 million line of credit matured on July 31st, 2009 and is due in full.  The Company's bank initiated and served two separate lawsuits on June 28th, 2010 against the Company alleging defaults of the line of credit and certain mortgages; see Item 1(c).

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

THERMODYNETICS, INC.

Date: February 10, 2012	By:	/s/ Robert A. Lerman
Robert A. Lerman
President and Chief Executive Officer

Date: February 10, 2012	By:	/s/ John F. Ferraro
John F. Ferraro
Treasurer and Chief Financial Officer